Form 10-Q
period 1996-03-31
EDISON MISSION ENERGY
filed 1996-05-14
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549


                                                FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1996
                                      ----------------------

                          or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                      to
                                      -----------------      -----------------



                                 Commission File Number 1-13434



                                      EDISON MISSION ENERGY
                       (Exact name of registrant as specified in its charter)

                CALIFORNIA                               95-4031807
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

            18101 VON KARMAN AVENUE
               IRVINE, CALIFORNIA                            92715
      (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (714) 752-5588




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days.  YES X   NO
                                                                  ---     ---

    Number of shares outstanding of the registrant's Common Stock as of May 14, 1996: 100 shares (all shares held by an affiliate of the registrant).




                                TABLE OF CONTENTS


Item                                                                                        Page
- - ----                                                                                        ----
                         PART I - FINANCIAL INFORMATION

 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


                          PART II - OTHER INFORMATION

 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


                                  PART III

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                  March 31,
                                                                          -------------------------

                                                                           1996                 1995
                                                                        ---------            ---------
OPERATING REVENUE
  Electric revenues                                                     $156,769             $62,756
  Equity in income from energy projects                                   20,070              16,617
  Equity in income from oil and gas                                        4,761               3,812
  Operation and maintenance services                                       9,050               7,203
                                                                         -------             -------

      Total operating revenue                                            190,650              90,388
                                                                         -------             -------

OPERATING EXPENSES
  Fuel                                                                    31,486              17,492
  Plant operations                                                        25,830               8,501
  Operation and maintenance services                                       6,174               5,533
  Depreciation and amortization                                           18,238               9,881
  Administrative and general                                              23,676              12,382
                                                                         -------             -------

       Total operating expenses                                          105,404              53,789
                                                                         -------             -------

       Income from operations                                             85,246              36,599
                                                                         --------            -------

OTHER INCOME (EXPENSE)
  Interest and other income                                                4,898               5,418
  Interest expense                                                       (34,393)            (19,226)
  Dividends on preferred securities                                       (3,279)             (1,985)
  Minority interest                                                      (13,733)            (11,848)
                                                                         --------            --------

      Total other income (expense)                                       (46,507)            (27,641)
                                                                         --------            --------

Income before income taxes                                                38,739               8,958

Provision for income taxes                                                16,736               1,429
                                                                         --------            --------

NET INCOME                                                              $ 22,003             $ 7,529
                                                                        =========            ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                   (Unaudited)
                                                                     March 31,            December 31,
                                                                       1996                    1995
                                                                    -----------           -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  134,936            $  137,540
  Accounts receivable - trade                                            48,751                88,988
  Accounts receivable - affiliates                                        7,503                10,348
  Prepaid expenses and other                                              8,917                13,268
                                                                     ----------            ----------

      Total current assets                                              200,107               250,144
                                                                     ----------            ----------

INVESTMENTS
  Energy projects                                                       755,537               723,935
  Oil and gas                                                           151,533               156,905
                                                                     ----------            ----------

      Total investments                                                 907,070               880,840
                                                                     ----------            ----------

PROPERTY, PLANT AND EQUIPMENT                                         3,100,624             2,845,422
  Less accumulated depreciation and amortization                        128,234                83,275
                                                                     ----------            ----------

      Net property, plant and equipment                               2,972,390             2,762,147
                                                                     ----------            ----------

OTHER ASSETS
  Long-term receivables                                                  86,106                86,030
  Goodwill                                                              303,897               311,942
  Deferred financing costs and other                                    161,137                82,933
                                                                     ----------            ----------

      Total other assets                                                551,140               480,905
                                                                     ----------            ----------

TOTAL ASSETS                                                         $4,630,707            $4,374,036
                                                                     ==========            ==========

   The accompanying notes are an integral part of these consolidated financial statements.



                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                      (Unaudited)
                                                                        March 31,         December 31,
                                                                           1996               1995
                                                                       -----------       -----------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                                       $    14,272        $    11,500
  Accounts payable and accrued liabilities                                110,061            137,623
  Interest payable                                                         32,845             13,641
  Current maturities of long-term obligations                              48,120             37,009
                                                                       ----------         ----------

      Total current liabilities                                           205,298            199,773
                                                                       ----------         ----------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                        2,035,771          1,839,003
                                                                       ----------         ----------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                                          499,293            502,611
  Other                                                                    24,211             23,958
                                                                       ----------         ----------
      Total long-term deferred liabilities                                523,504            526,569
                                                                       ----------         ----------

      Total liabilities                                                 2,764,573          2,565,345
                                                                       ----------         ----------


MINORITY INTERESTS                                                        673,642            630,154
                                                                       ----------         ----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                                               150,000            150,000
                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding                                      64,130             64,130
  Additional paid-in capital                                              629,289            629,289
  Retained earnings                                                       342,532            320,529
  Cumulative translation adjustments                                        6,541             14,589
                                                                       ----------         ----------
      Total shareholder's equity                                        1,042,492          1,028,537
                                                                       ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $4,630,707         $4,374,036
                                                                       ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                               (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ----------------------------------
                                                                           1996                 1995
                                                                       ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  22,003             $   7,529
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in income from energy projects                                (20,070)              (16,617)
    Equity in income from oil and gas                                     (4,761)               (3,812)
    Distributions from energy projects                                    15,002                26,428
    Dividends from oil and gas                                               300                 9,541
    Depreciation and amortization                                         18,238                 9,881
    Deferred tax provision                                                 1,889                 2,964
    Decrease in accounts receivable                                       55,429                10,216
    Decrease (increase) in prepaid expenses and other                      5,869                (4,628)
    Increase in interest payable                                          15,334                 5,118
    Decrease in accounts payable and accrued liabilities                 (24,612)              (33,818)
    Other, net                                                             4,561                 1,097
                                                                       ---------             ---------

      Net cash provided by operating activities                           89,182                13,899
                                                                       ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                                     32,384               132,292
  Payments on long-term obligations                                     (619,945)               (6,457)
  Issuance of guaranteed secured bonds                                   603,840                    -
                                                                       ---------             ---------

       Net cash provided by financing activities                          16,279               125,835
                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                          (9,528)              (20,534)
  Loans to energy projects                                               (25,034)              (74,084)
  Purchase of common stock of acquired companies                         (29,745)                   -
  Capital expenditures                                                   (47,574)              (46,679)
  Other, net                                                               5,565                  (745)
                                                                        ---------            ---------

      Net cash used in investing activities                             (106,316)             (142,042)
                                                                        ---------            ---------

Effect of exchange rate changes on cash                                   (1,749)                  454
                                                                        ---------            ---------
Net decrease in cash and cash equivalents                                 (2,604)               (1,854)
Cash and cash equivalents at beginning of period                         137,540                64,145
                                                                        ---------            ---------

Cash and cash equivalents at end of period                              $134,936               $62,291
                                                                        =========            =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1. GENERAL
- - ---------------

   All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

   Edison Mission Energy's (the "Company") significant accounting policies are described in Note 2 to the Company's Consolidated Financial Statements as of December 31, 1995 and 1994, included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996. The Company follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

   Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2.  INVESTMENTS
- - --------------------

   The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                                              (In thousands)
                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ------------------------

                                                                          1996            1995
                                                                        ---------      ---------
ENERGY PROJECTS
Operating Revenue                                                      $296,969       $239,331
Income from Operations                                                   73,875         67,975
Net Income                                                               47,632         31,146

OIL AND GAS
Operating Revenue                                                      $ 67,845       $ 53,500
Income from Operations                                                   19,746         12,464
Net Income                                                               14,026          8,880

NOTE 3.  COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

   Certain Company subsidiaries are required to fund the construction costs of project facilities, which are estimated to be $145.5 million at March 31, 1996. Present financing agreements will provide for $37.1 million of these funding requirements.

   The Company obtained certain tax-exempt bond financing for the Brooklyn Navy Yard Project in the amount of $254 million through the New York City Industrial Development Agency (NYCIDA) during December 1995. In connection with the financing, Brooklyn Navy Yard entered into two reimbursement agreements with two banks (collectively, the "co-arrangers") for two letters of credit issued by the co-arrangers (i) to secure payment of bonds issued pursuant to the financing ($254 million) and (ii) to secure Brooklyn Navy Yard's indemnity to the NYCIDA in connection with actions taken by or on behalf of the NYCIDA with respect to the Brooklyn Navy Yard Project and financing in the amount of $40 million (collectively, the "Reimbursement Agreements"). As a condition of the issuance of the letters of credit, the Company guaranteed the obligations of Brooklyn Navy Yard pursuant to the Reimbursement Agreements. Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power, raised concerns regarding the timing of certain milestones and whether the plant's configuration and related performance comply with the terms of the contracts. The Company believes the project has complied with the terms of the contracts; however, the Company and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison through negotiations among the Company, its project partner and Consolidated Edison. Moreover, although the Company, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development and future operation of the project, the Company believes that its anticipated returns with respect to the project will be substantially less than it had originally estimated.

    In January 1996, the Company purchased an additional 7.5% interest in the Paiton project, a 1,230-MW coal-fired power plant project under construction in east Java, Indonesia. The Company has firm commitments to make the remaining equity contributions and contingent obligations to make additional equity contributions to fund the project in the approximate amounts of $265 million and $141 million, respectively. Equity contributions are currently being made by the Company and its partners and will continue to be made over the expected four-year construction period.

   Two wholly owned subsidiaries of the Company own a 100% interest in a 116-MW cogeneration power plant project under construction near Perth, Australia. The Company has committed to provide an equity contribution of 35 million Australian dollars (U.S. $27 million) at the commercial operation date, which is currently scheduled for late 1996.

   A wholly owned subsidiary of the Company is a 49% shareholder of an Italian corporation formed to develop, own and operate a 507-MW power plant near Siracusa, Sicily. Pursuant to certain agreements, the Company's subsidiary has indemnified the Italian corporation with respect to 49% of its liabilities to the power purchaser under the power-purchase agreement, up to a maximum of 12 billion Italian lira (U.S. $7.7 million). In April 1996, the Company and its partner, ISAB S.p.A., completed a 1.9 trillion Italian lira (approximately U.S. $1.2 billion) financing for the power project. Initial funding, which is scheduled for June 1996, is subject to certain conditions. In connection with the financing, the Company has guaranteed equity contributions and subordinated debt totaling 244 billion Italian lira (U.S. $156 million) at the earlier of:
(i) 56 months after signing the loan documents; (ii) conversion of the debt into a term loan; or (iii) upon acceleration of the debt.

   A wholly owned subsidiary of the Company had entered into various agreements related to the Loy Yang B project in Australia, whereby the Company potentially could have been required to provide additional equity and/or a debt service fund. This potential obligation was terminated in March 1996 in connection with the restructure of the existing debt facility. Under a Project Facilities Agreement (Agreement), the Company is obligated to secure the obligations and performance of its subsidiary, which operates the Loy Yang B project in Australia in an amount up to 5 million Australian dollars (U.S. $3.9 million) in any year until all obligations have been fulfilled under the Agreement.

   The Company has certain obligations and commitments related to an energy project in California. Among those obligations is a reimbursement commitment under a letter of credit (LOC). The LOC provides security for the maintenance of a $5 million debt service reserve required under a financing agreement. At March 31, 1996, the LOC has not been drawn upon nor has a fund been established by the project company for debt service and, as of such date, no liability has been recorded on the Company's financial statements.

   A limited partnership, in which a subsidiary of the Company holds a 25% partnership interest, entered into a long-term gas-purchase agreement in 1989. Pursuant to the agreement, the partnership is required to pay certain potential gas payment deficiencies upon the expiration of the gas-purchase agreement. The Company entered into an agreement in favor of the gas supplier to guarantee 25% of the partnership obligation no earlier than 1997 and not exceeding $2.5 million.

   Certain of the Company subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1996, if required, would be $236 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

   At March 31, 1996, the Company had other contingent obligations to make additional contributions to its projects of approximately $5 million.
Management has no reason to believe that these obligations will not be fulfilled. The Company is routinely involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based on advice of counsel, does not believe that the final outcome of any pending litigation will have a material adverse effect on the consolidated financial position and results of operations.

ENVIRONMENTAL MATTERS
   The Company is subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over projects located outside the United States. The Company believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations. The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1996. The implementation of Clean Air Act Amendments is also expected to result in increased operating expenses.
These increased operating expenses, as well as any potential liability increase, are not expected to have a material impact on the Company's financial position or results of operations.

   In connection with the financing of a project located near Henderson, Nevada, the project lenders required an indemnity from the Company relating to pre-existing environmental conditions at the plant site. A $5 million environmental fund with a balance of $4.6 million at March 31, 1996, is being established with 15% of all cash distributions from the project. In the event that the Company is required to make a payment to the project lenders pursuant to the environmental indemnity, the Company has the right to recover those amounts from the project. In connection with the financing of the project, the Company was required by the project lenders to indemnify them in the event that, as a result of a total destruction of the project and a decision not to rebuild the facility, the lessor of the project site successfully asserts rights to certain of the insurance proceeds, which then causes a shortfall to the lenders. The Company's liability is limited to the amount of insurance proceeds that would be paid to the project lessor. The project is required to maintain insurance coverage in an amount that is the greater of the outstanding debt or the replacement cost of the project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- - -------

    The Company is one of the leading independent producers of electricity worldwide. Through its subsidiaries, the Company is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities.

    The Company's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

    Electric revenues are derived from consolidated results of operations of four international energy projects. Equity in income from energy projects primarily relates to the Company's ownership interest of 50% or less in domestic projects. The equity method of accounting is generally used to account for the operating results of entities over which a company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, the Company recognizes its proportional share of the income or loss of such entities.

RESULTS OF OPERATIONS
- - ---------------------

OPERATING REVENUES    Operating revenues increased $100.3 million for the first
quarter of 1996, compared with the first quarter of 1995, resulting primarily from increases in electric revenues. Electric revenues were higher in the first quarter of 1996 mainly due to the acquisition of First Hydro in December 1995. In addition, Iberian Hy-Power contributed additional electric revenues as a result of the Company increasing its ownership percentage to 100% in January 1996. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months. There were no comparable electric revenues for these projects in the first quarter of 1995.

OPERATING EXPENSES    Operating expenses increased $51.6 million in the first
quarter of 1996, compared with the corresponding period in 1995. The substantial increase in operating expenses was principally due to higher fuel and plant operating expenses, resulting from the addition of operations related to First Hydro and Iberian Hy-Power. There were no comparable expenses for these projects in the first quarter of 1995.

OTHER INCOME (EXPENSE)   Interest expense, net of capitalized interest,
increased $15.2 million in the first quarter of 1996, compared with the corresponding period in 1995 due primarily to the additional debt related to the First Hydro acquisition.

    Dividends on preferred securities were $3.3 million and $2.0 million in the first quarter of 1996 and 1995, respectively. The increase during the first quarter of 1996 is due to the issuance of Series B preferred securities issued during the third quarter of 1995.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 43% for the three-month period ended March 31, 1996, compared with 16% for the same prior year period. The increase in the 1996 effective tax rate was primarily due to the acquisition of First Hydro. Earnings generated from the First Hydro project are subject to a higher effective tax rate than the federal statutory rate.

SALE OF GEOTHERMAL FACILITIES   In April 1996, the Company completed a sale of
four of its operating geothermal facilities in the Imperial Valley, California, for a cash price of $70 million. CalEnergy Company, Inc., the Company's partner in these projects, purchased all the stock of four wholly owned subsidiaries of the Company, which hold 50% interests in the Vulcan (34-MW), Andy Hoch (38-MW), Elmore (38-MW) and Leathers (38-MW) projects. There will be no impact on the Company's future revenues as the Company discontinued recording earnings from these projects in the third quarter of 1993. The Company recorded an after-tax gain of approximately $15.5 million on the sale in April 1996.

LIQUIDITY AND CAPITAL RESOURCES    For the three months ended March 31, 1996,
net cash provided by operating activities amounted to $89.2 million, primarily attributable to increased net income, distributions from energy projects of $15
million and higher First Hydro accounts receivable collections.   In addition,
the Company issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million). The net proceeds received were used to repay the borrowings under the 400 million pound sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance in December 1995 in connection with the First Hydro acquisition. Upon repayment of all outstanding principal and accrued interest in January 1996, the 400 million pound sterling credit facility was canceled. Other cash generated was used to fund construction expenditures of $47.6 million, fund loans and contributions to energy projects under development of $34.6 million and purchase common stock of acquired companies of $29.7 million, primarily the remaining equity stake of Iberian Hy-Power.

    At March 31, 1996, the Company had cash and cash equivalents of $134.9 million and had available $291 million of borrowing capacity under a $400 million revolving credit facility that expires in 1999. This borrowing capacity under the revolving credit facility will be reduced by borrowings for additional funding of the Brooklyn Navy Yard project in 1996. Although the Company owns 50% of the Brooklyn Navy Yard project, it is funding all of the required equity for the project. The project is under construction and has an estimated capital cost of approximately $460 million, of which approximately $360 million has been spent through March 31, 1996. In December 1995, the Company obtained a tax-exempt bond financing for the Brooklyn Navy Yard Project in the amount of $254 million through the New York City Industrial Development Agency (NYCIDA). In connection with the financing, Brooklyn Navy Yard entered into two reimbursement agreements with two banks (collectively, the "co-arrangers") for two letters of credit issued by the co-arrangers (i) to secure payment of bonds issued pursuant to the financing ($254 million) and (ii) to secure Brooklyn Navy Yard's indemnity to the NYCIDA in connection with actions taken by or on behalf of the NYCIDA with respect to the Brooklyn Navy Yard Project and financing in the amount of $40 million (collectively, the "Reimbursement Agreements"). As a condition of the issuance of the letters of credit, the Company guaranteed the obligations of Brooklyn Navy Yard pursuant to the Reimbursement Agreements. Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power, raised concerns regarding the timing of certain milestones and whether the plant's configuration and related performance comply with the terms of the contracts. The Company believes the project has complied with the terms of the contracts; however, the Company and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison through negotiations among the Company, its project partner and Consolidated Edison. Moreover, although the Company, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development and future operation of the project, the Company believes that its anticipated returns with respect to the project will be substantially less than it had originally estimated.

    At March 31, 1996, the Company had firm commitments to make equity and other contributions to its projects and contingent obligations to make additional contributions to its projects in the amount of $287 million and $454 million, respectively. Included in contingent obligations are the Company's guarantees related to the Brooklyn Navy Yard project totaling $294 million, discussed above. The majority of the remaining amounts relate to the Paiton project, a 1,230-MW coal-fired power plant under construction in east Java, Indonesia. In April 1995, the Company and its partners completed a $1.82 billion financing for the Paiton project in which the Company has firm commitments to make the remaining equity contributions and contingent obligations to make additional equity contributions to fund the project, under certain circumstances. The firm equity contributions currently are being made by the Company and its partners and will continue to be made over the expected four-year construction period.
In January 1996, the Company purchased an additional 7.5% interest in the Paiton project, thereby increasing its ownership percentage to 40%.

    In April 1996, the Company and its partner, ISAB S.p.A., completed a 1.9 trillion Italian lira (approximately U.S. $1.2 billion) financing for the 507-MW ISAB power project located near Siracusa, Sicily, Italy. Initial funding, which is scheduled for June 1996, is subject to certain conditions. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The Company will own 49% of the project, which is expected to enter into commercial operation in 1999. In connection with the financing, the Company has guaranteed equity contributions and subordinated debt totaling 244 billion Italian lira (U.S. $156 million) at the earlier of: (i) 56 months after signing the loan documents; (ii) conversion of the debt into a term loan; or (iii) upon acceleration of the debt.

    The Company and its subsidiaries may incur additional obligations to make equity and other contributions to projects in the future. The Company believes that it will have sufficient liquidity on both a short and long-term basis to fund pre-financing project development costs, make equity contributions to partnerships, pay corporate debt obligations and pay other administrative and general expenses as they are incurred from (1) distributions from energy projects and dividends from investments in oil and gas, (2) proceeds from the repayment of loans to energy projects, (3) funds available from the Company's revolving credit facility and (4) additional corporate borrowings.

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, AND FOREIGN
CURRENCY FLUCTUATIONS    Changes in interest rates, changes in electricity pool
pricing, and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense was increased by $1.9 million and $2.1 million for the three months ended March 31, 1996 and 1995, respectively, as a result of interest rate hedging mechanisms. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not anticipate a materially adverse effect on financial position or results of operations as a result of interest rate fluctuations.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price"). The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), whereby First Hydro receives specified contracted amounts in exchange for making payments when pool selling prices rise above the prices specified in the contracts. These contracts act as a means of stabilizing production revenues by removing an element of net exposure to pool price volatility. First Hydro electric revenues were decreased by $4.3 million for the three-month period ended March 31, 1996, as a result of electricity rate swap agreements.

    Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of the Company's equity contributions to, and distributions from, its foreign projects. As the Company continues to expand into foreign markets, fluctuations in foreign currency exchange rates can be expected to have a greater impact on the Company's results of operations in the future. The Company has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through offsetting obligations denominated in foreign currencies and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements.

ENVIRONMENTAL PROTECTION   The Company is subject to environmental regulation by
federal, state and local authorities in the United States and regulatory authorities with jurisdiction over projects located outside the United States. The Company believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations. The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1996. The implementation of Clean Air Act Amendments is also expected to result in increased operating expenses. These increased operating expenses, as well as any potential liability increase, are not expected to have a material impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

  EXHIBIT NO.          DESCRIPTION
  -----------          -----------
      27               Financial Data Schedule


  (B) REPORTS ON FORM 8-K

      The registrant filed the following reports on Form 8-K during the quarter ended March 31,1996.

     Date of Report                 Date Filed              Item Reported(s)
     --------------                 ----------              ----------------
     December 21, 1995           January 4, 1996                  2,7
     December 21, 1995           January 30, 1996                 2,7
     December 21, 1995           March 4, 1996                     7


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EDISON MISSION ENERGY
                                            ---------------------
                                               (Registrant)


Date: May 13, 1996                           JAMES V. IACO, JR.
                                           -------------------------
                                           Senior Vice President and
                                            Chief Financial Officer