Form 10-Q
period 1996-06-30
EDISON MISSION ENERGY
filed 1996-08-13
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1996
                                    ------------------------

                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -----------------      -----------------



                         Commission File Number 1-13434



                              EDISON MISSION ENERGY
                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                 95-4031807
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    18101 VON KARMAN AVENUE
      IRVINE, CALIFORNIA                                92612
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

   Number of shares outstanding of the registrant's Common Stock as of August 14, 1996: 100 shares (all shares held by an affiliate of the registrant).




                                TABLE OF CONTENTS


Item                                                                                               Page
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


                                    PART II - OTHER INFORMATION

 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                          PART III

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS)
                                                   (Unaudited)                     (Unaudited)
                                                Three Months Ended               Six Months Ended
                                                     June 30,                         June 30,
                                            ---------------------------     ---------------------------

                                                 1996           1995             1996           1995
                                              ---------      ---------        ---------      ---------
OPERATING REVENUE
  Electric revenues                            $ 133,760       $ 63,702        $ 290,529     $126,458
  Equity in income from energy projects           36,526         31,408           56,596       48,024
  Equity in income from oil and gas                4,331          3,223            9,092        7,036
  Operation and maintenance services               9,718          9,860           18,768       17,063
                                               ---------       --------        ---------     --------

      Total operating revenue                    184,335        108,193          374,985      198,581
                                                 -------        -------          -------      -------

OPERATING EXPENSES
  Fuel                                            32,840         18,432           64,326       35,924
  Plant operations                                33,826          8,973           59,656       17,474
  Operation and maintenance services               7,424          7,545           13,598       13,078
  Depreciation and amortization                   20,158         10,444           38,396       20,325
  Administrative and general                      16,813         15,184           40,489       27,566
                                                 -------       --------          -------      -------

      Total operating expenses                   111,061         60,578          216,465      114,367
                                                --------       --------         --------     --------

      Income from operations                      73,274         47,615          158,520       84,214
                                                --------       --------         --------     --------

OTHER INCOME (EXPENSE)
  Interest and other income                        7,517          7,752           12,415       13,170
  Gain on sale of assets                          19,986            -             19,986          -
  Interest expense                               (31,306)       (19,324)         (65,699)     (38,549)
  Dividends on preferred securities               (3,269)        (2,005)          (6,548)      (3,990)
  Minority interest                              (14,153)       (11,637)         (27,886)     (23,486)
                                                --------       --------         --------     --------
      Total other income (expense)               (21,225)       (25,214)         (67,732)     (52,855)
                                                --------       --------         --------     --------

Income before income taxes                        52,049         22,401           90,788       31,359

Provision for income taxes                        21,047          7,946           37,783        9,375
                                                --------       --------         --------     --------

NET INCOME                                      $ 31,002       $ 14,455         $ 53,005     $ 21,984
                                                ========       ========         ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                            (Unaudited)
                                                              June 30,             December 31,
                                                                1996                    1995
                                                            -----------           -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   147,051            $   137,540
  Accounts receivable - trade                                    52,822                 88,988
  Accounts receivable - affiliates                                7,456                 10,348
  Prepaid expenses and other                                      7,955                 13,268
                                                            -----------            -----------

      Total current assets                                      215,284                250,144
                                                            -----------            -----------

INVESTMENTS
  Energy projects                                               749,702                723,935
  Oil and gas                                                   137,371                156,905
                                                            -----------            -----------

      Total investments                                         887,073                880,840
                                                            -----------            -----------

PROPERTY, PLANT AND EQUIPMENT                                 3,149,543              2,845,422
  Less accumulated depreciation and amortization                108,588                 83,275
                                                            -----------            -----------

      Net property, plant and equipment                       3,040,955              2,762,147
                                                            -----------            -----------

OTHER ASSETS
  Long-term receivables                                          86,077                 86,030
  Goodwill                                                      307,257                311,942
  Deferred financing costs and other                            150,764                 82,933
                                                            -----------            -----------

      Total other assets                                        544,098                480,905
                                                            -----------            -----------

TOTAL ASSETS                                                $ 4,687,410            $ 4,374,036
                                                            ===========            ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                             (Unaudited)
                                                               June 30,           December 31,
                                                                 1996                  1995
                                                              -----------        ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                               $    58,077          $    11,500
  Accounts payable and accrued liabilities                        113,710              137,623
  Interest payable                                                 36,267               13,641
  Current maturities of long-term obligations                      48,690               37,009
                                                              -----------          -----------

      Total current liabilities                                   256,744              199,773
                                                              -----------          -----------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                2,011,524            1,839,003
                                                              -----------          -----------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                                  473,657              502,611
  Other                                                            25,799               23,958
                                                              -----------          -----------
      Total long-term deferred liabilities                        499,456              526,569
                                                              -----------          -----------

      Total liabilities                                         2,767,724            2,565,345
                                                              -----------          -----------

MINORITY INTERESTS                                                688,658              630,154
                                                              -----------          -----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                                       150,000              150,000
                                                              -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding                              64,130               64,130
  Additional paid-in capital                                      629,289              629,289
  Retained earnings                                               373,534              320,529
  Cumulative translation adjustments                               14,075               14,589
                                                              -----------          -----------
      Total shareholder's equity                                1,081,028            1,028,537
                                                              -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $ 4,687,410          $ 4,374,036
                                                              ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                                June 30,
                                                                       ------------------------------
                                                                          1996              1995
                                                                      ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $  53,005           $ 21,984
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in income from energy projects                             (56,596)           (48,024)
      Equity in income from oil and gas                                  (9,092)            (7,036)
      Distributions from energy projects                                 32,541             45,972
      Dividends from oil and gas                                         17,598             15,786
      Depreciation and amortization                                      38,396             20,325
      Deferred tax credit                                               (29,264)            (2,034)
      Gain on sale of assets                                            (19,986)               -
      Decrease in accounts receivable                                    52,924             11,571
      Decrease (increase) in prepaid expenses and other                   5,312             (4,088)
      Increase (decrease) in interest payable                            18,755             (2,367)
      Increase (decrease) in accounts payable and accrued liabilities    22,843             (6,619)
      Other, net                                                         11,990              7,917
                                                                        --------           --------

      Net cash provided by operating activities                         138,426             53,387
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                                    72,663            412,132
  Payments on long-term obligations                                    (696,447)          (166,931)
  Issuance of guaranteed secured bonds                                  603,840                -
                                                                        --------           --------
      Net cash provided by (used in) financing activities               (19,944)           245,201
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                        (26,658)           (80,911)
  Loans to energy projects                                              (35,741)          (124,753)
  Purchase of common stock of acquired companies                        (29,745)              -
  Proceeds from sale of assets                                           70,000               -
  Capital expenditures                                                  (91,606)           (96,751)
  Other, net                                                              4,998            (12,762)
                                                                       ---------           --------

      Net cash used in investing activities                            (108,752)          (315,177)
                                                                       ---------           --------

Effect of exchange rate changes on cash                                    (219)               (42)
                                                                       ---------           --------
Net increase (decrease) in cash and cash equivalents                      9,511            (16,631)
Cash and cash equivalents at beginning of period                        137,540             64,145
                                                                       ---------           --------

Cash and cash equivalents at end of period                             $147,051           $ 47,514
                                                                       =========          =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1. GENERAL
- ---------------

   All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

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

NOTE 2.  INVESTMENTS
- --------------------

   The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                                   (In thousands)
                                                    (Unaudited)                     (Unaudited)
                                                 Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                              --------------------------       -----------------------

                                                  1996            1995             1996          1995
                                              ----------      ----------       ----------   ----------
ENERGY PROJECTS
Operating Revenue                                $213,003       $252,238         $509,972     $491,569
Income from Operations                             89,382         84,052          163,257      152,027
Net Income                                         77,079         62,258          124,711       93,404

OIL AND GAS
Operating Revenue                                $ 71,796       $ 60,305         $139,641     $113,805
Income from Operations                             15,477         13,941           35,223       26,405
Net Income                                          9,836          8,059           23,862       16,939

NOTE 3.  COMMITMENTS AND CONTINGENCIES
- --------------------------------------

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                 LOCAL CURRENCY             U.S. ($ IN MILLIONS)
- --------                                 --------------             --------------------
Paiton (i)                                                                   250
ISAB (ii)                              244 billion Italian Lira              159
Kwinana (iii)                           28 million Australian $               22

(i) Paiton is a 1,230-MW coal-fired power plant under construction in east Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest.
Equity contributions are currently being made and will continue until commercial operation which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW gas-fired (gasification technology) power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

(iii) Kwinana is a 116-MW gas-fired cogeneration power plant under construction near Perth, Australia. Two wholly owned subsidiaries of the Company own a 100% interest. Equity will be contributed at commercial operation which is currently scheduled for the fourth quarter of 1996.

   Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                 LOCAL CURRENCY             U.S. ($ IN MILLIONS)
- --------                                 --------------             --------------------
Brooklyn Navy Yard (i)                                                       294
Paiton (ii)                                                                  141
Kwinana                                7 million Australian $                  5
Loy Yang B                             5 million Australian $                  4
All Other                                                                     13

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant under construction in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50%, but is funding all of the required equity during construction. Total estimated capital cost is $485 million of which $386 million has been spent through June 30, 1996. Commercial operation is currently scheduled for the fourth quarter of 1996. In December 1995, the Company obtained a tax-exempt bond financing for the project in the amount of $254 million through the New
York City Industrial Development Agency (NYCIDA).   The Company has guaranteed
the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power, raised concerns regarding the timing of certain milestones and whether the plant's configuration and related performance comply with the terms of the contracts. The Company believes the project has complied with the terms of the contracts; however, the Company and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison through negotiations among the Company, its project partner and Consolidated Edison. Moreover, although the Company, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development and future operation of the project, the Company believes that its anticipated returns with respect to the project will be substantially less than it had originally estimated. The Company has been advised that the contractor intends to assert general monetary claims under the Construction Turnkey Agreement against Brooklyn Navy Yard. None of such claims is expected to have a material adverse effect on the Company.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

   Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

   Certain of the Company subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1996, if required, would be $240 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

   Certain Company subsidiaries are required to fund construction costs of project facilities, which are estimated to be $113 million at June 30, 1996 (principally related to the Brooklyn Navy Yard project).

LITIGATION

   The Company is routinely involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based on advice of counsel, does not believe that the final outcome of any pending litigation will have a material adverse effect on the Company's financial position and results of operations.






ENVIRONMENTAL MATTERS

   The Company is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. The Company believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations.

    The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses, as well as any other potential environmental liability increase, are not expected to have a material impact on the Company's financial position or results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------

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

RESULTS OF OPERATIONS
- ---------------------

OPERATING REVENUES    Operating revenues increased $76.1 million and $176.4
million for the second quarter and six months ended June 30, 1996, respectively, compared with the corresponding periods of 1995. Increases in both periods resulted primarily from higher electric revenues due to the acquisition of First Hydro in December 1995. In addition, Iberian Hy-Power contributed additional electric revenues as a result of the Company increasing its minority ownership percentage to 100% in January 1996. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months. There were no comparable electric revenues for these projects included in the six-month period ended June 30, 1995.

OPERATING EXPENSES    Operating expenses increased $50.5 million in the second
quarter of 1996, compared to the second quarter of 1995. For the six months ended June 30, 1996, operating expenses increased $102.1 million, compared with the corresponding period in 1995. The increases for both periods were principally due to higher fuel expense, plant operations and depreciation and amortization expense, resulting from the addition of operations related to First Hydro and Iberian Hy-Power. There were no comparable expenses for these projects included in the six-month period ended June 30, 1995. Administrative and general expenses increased in the first six months of 1996, compared to the first six months of 1995 as a result of continued worldwide development and charges related to a voluntary retirement offer for non-union employees.

OTHER INCOME (EXPENSE)   The Company recognized a pre-tax gain of $20 million
related to the sale in April 1996 of four operating geothermal facilities in the Imperial Valley, California, for a cash price of $70 million. CalEnergy Company, Inc., the Company's partner in these projects, purchased all the stock of four wholly owned subsidiaries of the Company, which hold 50% interests in the Vulcan (34-MW), Andy Hoch (38-MW), Elmore (38-MW) and Leathers (38-MW) projects. There will be no impact on the Company s future revenues as the Company discontinued recognizing earnings from these projects in the third quarter of 1993.

    Interest expense, net of capitalized interest, increased $12 million in the second quarter of 1996, compared with the corresponding period in 1995. For the six months ended June 30, 1996, interest expense, net of capitalized interest, increased $27.2 million compared with the same prior year period. The increases for both periods were due primarily to the additional debt related to the First Hydro acquisition.

    Dividends on preferred securities increased $1.3 million and $2.6 million for the second quarter and six months ended June 30, 1996, respectively, compared with the corresponding periods in 1995. Increases in both periods were due to the issuance of Series B preferred securities during the third quarter of 1995.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 42% for the six-month period ended June 30, 1996, compared with 30% for the same prior year period. The increase in the 1996 effective tax rate was primarily due to the acquisition of First Hydro. Earnings generated from the First Hydro project are subject to a higher effective tax rate than the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES    For the six months ended June 30, 1996, net
cash provided by operating activities increased to $138.4 million from $53.4 million for the six months ended June 30, 1995. The improvement primarily reflects higher net income and improved accounts receivable collections primarily attributable to First Hydro.

    Net cash used in financing activities totaled $19.9 million during the first six months of June 30, 1996, compared to net cash provided by financing activities of $245.2 million during the same period in 1995. This change resulted primarily from a reduction in net issuances under the Company's $400 million revolving credit facility in 1996. In addition, the Company issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million) in January 1996. The net proceeds received were used to repay the borrowings under the 400 million pound sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance in December 1995 in connection with the First Hydro acquisition.

    Net cash used in investing activities decreased for the first six months of 1996, compared with the same prior year period primarily due to the proceeds of $70 million received from the sale of four of the Company's operating geothermal facilities in April 1996 and a reduction in the amount of loans and contributions made to energy projects under development, partially offset by purchases of common stock of acquired companies of $29.7 million, primarily the remaining equity stake of Iberian Hy-Power. The Company invested $91.6 million in new plant and equipment during the six months ended June 30, 1996, compared to $96.8 million during the same period in 1995.

    At June 30, 1996, the Company had cash and cash equivalents of $147.1 million and had available $345 million of borrowing capacity under a $400 million revolving credit facility that expires in 1999. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund construction costs of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                 LOCAL CURRENCY             U.S. ($ IN MILLIONS)
- --------                                 --------------             --------------------
Paiton (i)                                                                    250
ISAB (ii)                                244 billion Italian Lira             159
Kwinana (iii)                             28 million Australian $              22

(i) Paiton is a 1,230-MW coal-fired power plant under construction in east Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest.
Equity contributions are currently being made and will continue until commercial operation which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW gas-fired (gasification technology) power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

(iii) Kwinana is a 116-MW gas-fired cogeneration power plant under construction near Perth, Australia. Two wholly owned subsidiaries of the Company own a 100% interest. Equity will be contributed at commercial operation which is currently scheduled for the fourth quarter of 1996.

    Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities.





CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                 LOCAL CURRENCY             U.S. ($ IN MILLIONS)
- --------                                 --------------             --------------------
Brooklyn Navy Yard (i)                                                        294
Paiton (ii)                                                                   141
Kwinana                                 7 million Australian $                  5
Loy Yang B                              5 million Australian $                  4
All Other                                                                      13

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant under construction in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50%, but is funding all of the required equity during construction. Total estimated capital cost is $485 million of which $386 million has been spent through June 30, 1996. Commercial operation is currently scheduled for the fourth quarter of 1996. In December 1995, the Company obtained a tax-exempt bond financing for the project in the amount of $254 million through the New
York City Industrial Development Agency (NYCIDA).   The Company has guaranteed
the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power, raised concerns regarding the timing of certain milestones and whether the plant's configuration and related performance comply with the terms of the contracts. The Company believes the project has complied with the terms of the contracts; however, the Company and its project partner are attempting to resolve these issues in a manner satisfactory to the project and Consolidated Edison through negotiations among the Company, its project partner and Consolidated Edison. Moreover, although the Company, its project partner and Consolidated Edison are continuing to evaluate various options with respect to the ongoing development and future operation of the project, the Company believes that its anticipated returns with respect to the project will be substantially less than it had originally estimated. The Company has been advised that the contractor intends to assert general monetary claims under the Construction Turnkey Agreement against Brooklyn Navy Yard. None of such claims is expected to have a material adverse effect on the Company.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

    Certain of the Company subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1996, if required, would be $240 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

    Certain company subsidiaries are required to fund construction costs of project facilities, which are estimated to be $113 million at June 30, 1996 (principally related to the Brooklyn Navy Yard project).

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, AND FOREIGN
CURRENCY FLUCTUATIONS    Changes in interest rates, changes in electricity pool
pricing, and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects.
The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense was increased by $3.7 million and $3.4 million for the six months ended June 30, 1996 and 1995, respectively, as a result of interest rate hedging mechanisms. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on financial position or results of operations.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the pool price ). The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), whereby First Hydro receives specified contracted amounts in exchange for making payments when pool selling prices rise above the prices specified in the contracts. These contracts act as a means of stabilizing production revenues by removing an element of net exposure to pool price volatility. First Hydro electric revenues were decreased by $1.9 million for the six-month period ended June 30, 1996, as a result of electricity rate swap agreements.

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

ENVIRONMENTAL MATTERS OR REGULATIONS The Company is subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. The Company believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations.

    The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses, as well as any other potential environmental liability increase, are not expected to have a material impact on the Company's financial position or results of operations.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

  EXHIBIT NO.          DESCRIPTION
  -----------          -----------
      27               Financial Data Schedule


  (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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

                                        EDISON MISSION ENERGY
                                       ---------------------
                                            (Registrant)


Date: August 13, 1996                  JAMES V. IACO, JR.
                                      -------------------
                                     Senior Vice President and
                                      Chief Financial Officer