Form 10-Q
period 1996-09-30
EDISON MISSION ENERGY
filed 1996-11-13
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       September 30, 1996
                                    -----------------------------

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

  Number of shares outstanding of the registrant's Common Stock as of November 14, 1996: 100 shares (all shares held by an affiliate of the registrant).




                                TABLE OF CONTENTS


Item                                                                     Page
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


                                            PART III

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                                  (Unaudited)                        (Unaudited)
                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                            --------------------------       ---------------------------

                                                 1996           1995             1996           1995
                                              ---------      ---------        ---------      ---------
OPERATING REVENUE
  Electric revenues                            $ 137,933      $  64,559        $ 428,462    $ 191,017
  Equity in income from energy projects           60,506         71,010          117,102      119,034
  Equity in income from oil and gas                4,958          2,783           14,050        9,819
  Operation and maintenance services               8,587          8,933           27,355       25,996
                                               ---------       --------        ---------    ---------

      Total operating revenue                    211,984        147,285          586,969      345,866
                                                 -------        -------          -------      -------

OPERATING EXPENSES
  Fuel                                            28,822         17,292           93,148       53,216
  Plant operations                                31,374         10,616           91,030       28,090
  Operation and maintenance services               6,268          6,715           19,866       19,793
  Depreciation and amortization                   19,327         11,002           57,723       31,327
  Administrative and general                      18,740         15,389           59,229       42,955
                                                 -------        -------          -------      -------

      Total operating expenses                   104,531         61,014          320,996      175,381
                                                 -------        -------          -------      -------

      Income from operations                     107,453         86,271          265,973      170,485
                                                 -------        -------          -------      -------

OTHER INCOME (EXPENSE)
  Interest and other income                        3,444          9,351           15,859       22,521
  Gain on sale of assets                            -              -              19,986         -
  Interest expense                               (32,445)       (20,221)         (98,144)     (58,770)
  Dividends on preferred securities               (3,282)        (2,779)          (9,830)      (6,769)
  Minority interest                              (12,821)       (11,472)         (40,707)     (34,958)
                                                ---------      ---------        ---------    ---------
      Total other income (expense)               (45,104)       (25,121)        (112,836)     (77,976)
                                                ---------      ---------        ---------    ---------

Income before income taxes                        62,349         61,150          153,137       92,509

Provision for income taxes                        31,320         22,228           69,103       31,603
                                                 -------        -------          -------      -------

NET INCOME                                     $  31,029      $  38,922        $  84,034    $  60,906
                                               =========      =========        =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                    (Unaudited)
                                                                   September 30,          December 31,
                                                                       1996                    1995
                                                                  --------------        --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   258,445            $   137,540
  Accounts receivable - trade                                           44,723                 88,988
  Accounts receivable - affiliates                                       8,164                 10,348
  Prepaid expenses and other                                            13,265                 13,268
                                                                  ------------           ------------

      Total current assets                                             324,597                250,144
                                                                  ------------           ------------


INVESTMENTS
  Energy projects                                                      776,100                723,935
  Oil and gas                                                          141,544                156,905
                                                                  ------------           ------------

      Total investments                                                917,644                880,840
                                                                  ------------           ------------

PROPERTY, PLANT AND EQUIPMENT                                        3,235,957              2,845,422
  Less accumulated depreciation and amortization                       123,483                 83,275
                                                                  ------------           ------------

      Net property, plant and equipment                              3,112,474              2,762,147
                                                                  ------------           ------------

OTHER ASSETS
  Long-term receivables                                                 92,697                 86,030
  Goodwill                                                             307,738                311,942
  Deferred financing costs and other                                   116,133                 82,933
                                                                  ------------           ------------

      Total other assets                                               516,568                480,905
                                                                  ------------           ------------

TOTAL ASSETS                                                        $4,871,283             $4,374,036
                                                                  ============           ============

   The accompanying notes are an integral part of these consolidated financial statements.



                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                       (Unaudited)
                                                                      September 30,       December 31,
                                                                           1996               1995
                                                                     --------------      --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                                     $      69,009         $    11,500
  Accounts payable and accrued liabilities                                 97,001             137,623
  Interest payable                                                         25,507              13,641
  Current maturities of long-term obligations                              49,936              37,009
                                                                     ------------        ------------

      Total current liabilities                                           241,453             199,773
                                                                     ------------        ------------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                        2,142,807           1,839,003
                                                                     ------------        ------------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                                          485,116             502,611
  Other                                                                    32,805              23,958
                                                                     ------------        ------------
      Total long-term deferred liabilities                                517,921             526,569
                                                                     ------------        ------------

      Total liabilities                                                 2,902,181           2,565,345
                                                                     ------------        ------------

MINORITY INTERESTS                                                        701,147             630,154
                                                                     ------------        ------------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                                               150,000             150,000
                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding                                      64,130              64,130
  Additional paid-in capital                                              629,289             629,289
  Retained earnings                                                       404,563             320,529
  Cumulative translation adjustments                                       19,973              14,589
                                                                      -----------         -----------
      Total shareholder's equity                                        1,117,955           1,028,537
                                                                      -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $4,871,283          $4,374,036
                                                                      ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                  (Unaudited)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  ---------------------------------------
                                                                            1996              1995
                                                                         ---------         ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $   84,034            $  60,906
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in income from energy projects                            (117,102)            (119,034)
      Equity in income from oil and gas                                 (14,050)              (9,819)
      Distributions from energy projects                                 86,685              101,302
      Dividends from oil and gas                                         21,340               16,731
      Depreciation and amortization                                      57,723               31,327
      Deferred tax credit                                               (20,514)                (156)
      Gain on sale of assets                                            (19,986)                -
      Decrease in accounts receivable                                    60,314                9,823
      Decrease in prepaid expenses and other                              4,674                5,725
      Increase in interest payable                                        7,995                3,392
      Increase in accounts payable and accrued liabilities               18,849                  186
      Other, net                                                         23,388               10,722
                                                                       ---------            ---------
      Net cash provided by operating activities                         193,350              111,105
                                                                       ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                                   181,991              270,527
  Payments on long-term obligations                                    (683,351)             (30,853)
  Issuance of preferred securities                                         -                  62,500
  Issuance of guaranteed secured bonds                                  603,840                 -
                                                                     -----------           ----------
      Net cash provided by financing activities                         102,480              302,174
                                                                     -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                        (52,668)             (77,389)
  Loans to energy projects                                              (45,517)            (164,734)
  Purchase of common stock of acquired companies                        (34,640)             (25,347)
  Proceeds from sale of assets                                           70,000                 -
  Capital expenditures                                                 (115,639)            (138,378)
  Other, net                                                              3,075               (5,799)
                                                                      ----------           ----------
      Net cash used in investing activities                            (175,389)            (411,647)
                                                                      ----------           ----------

Effect of exchange rate changes on cash                                     464                    8
                                                                      ----------           ----------
Net increase in cash and cash equivalents                               120,905                1,640
Cash and cash equivalents at beginning of period                        137,540               64,145
                                                                      ----------           ----------

Cash and cash equivalents at end of period                             $258,445             $ 65,785
                                                                      ==========           ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1. GENERAL
---------------

   All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

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

NOTE 2.  INVESTMENTS
--------------------

   The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                                   (In thousands)
                                                    (Unaudited)                     (Unaudited)
                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                              ---------------------------     ---------------------------

                                                  1996             1995           1996            1995
                                               ----------      ----------      -----------     ----------

ENERGY PROJECTS
Operating Revenue                                $418,068       $368,580       $1,032,145     $860,149
Income from Operations                            154,251        178,117          329,842      330,144
Net Income                                        132,139        145,044          267,740      238,448

OIL AND GAS
Operating Revenue                                $ 71,589       $ 35,811         $211,230     $149,616
Income from Operations                             17,239          6,853           52,462       33,258
Net Income                                         10,655          4,881           34,517       21,820

NOTE 3.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                             LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                             --------------             --------------------
Paiton (i)                                                              239
ISAB (ii)                         244 billion Italian Lira              160
Kwinana (iii)                     28 million Australian $                22

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

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                             LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                             --------------             --------------------
Brooklyn Navy Yard (i)                                                  294
Paiton (ii)                                                             141
Kwinana                           7 million Australian $                  5
Loy Yang B                        5 million Australian $                  4
All Other                                                                20

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant under construction in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50%, but is funding all of the required equity during construction. Total estimated capital cost is $483 million of which $409 million has been spent through September 30, 1996. Commercial operation is currently scheduled for the fourth quarter of 1996. In December 1995, the Company obtained a tax-exempt bond financing for the project in the amount of $254 million through the New York City Industrial Development Agency (NYCIDA). The Company has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In November 1996, the Company executed a new Energy Sales Agreement with Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power and steam, and began selling power and steam under that Agreement on November 1. The Company continues to believe that its anticipated returns with respect to the project will be substantially less than it had originally estimated. The Company has been advised that the contractor intends to assert general monetary claims under the construction turnkey agreement against Brooklyn Navy Yard. The Company may assert claims against the contractor. None of such claims is expected to have a material adverse effect on the Company's financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

   Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

   Certain of the Company subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1996, if required, would be $244 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

   Certain Company subsidiaries are required to fund construction costs of project facilities, which are estimated to be $75 million at September 30, 1996 (principally related to the Brooklyn Navy Yard project).

LITIGATION

    The Company is routinely involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based on advice of counsel, does not believe that the final outcome of any pending litigation will have a material adverse effect on the Company's financial position or results of operations.


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

    The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4.  SUBSEQUENT EVENTS
--------------------------

   In October 1996, the Company made a cash dividend of $150 million to its parent company, The Mission Group, a wholly owned non-utility subsidiary of Edison International, in order to allow Edison International to repay amounts borrowed and contributed to the Company in connection with the acquisition of First Hydro in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

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

    Electric revenues are derived from the consolidated results of operations of four international energy projects. Equity in income from energy projects primarily relates to the Company's ownership interest of 50% or less in domestic projects. The equity method of accounting is generally used to account for the operating results of entities over which a company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, the Company recognizes its proportional share of the income or loss of such entities.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES    Operating revenues increased $64.7 million and $241.1
million for the third quarter and nine months ended September 30, 1996, respectively, compared with the corresponding periods of 1995. Increases in both periods resulted primarily from higher electric revenues due to the acquisition of First Hydro in December 1995. In addition, Iberian Hy-Power contributed additional electric revenues as a result of the Company increasing its minority ownership percentage to 100% in January 1996. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months. There were no comparable electric revenues for these projects included in the three-month and nine-month periods ended September 30, 1995.

    A significant number of the Company's domestic energy projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Accordingly, the Company's third quarter revenues from energy projects are materially higher than
other quarters of the year.   In addition, First Hydro has experienced higher
energy sales due to higher capacity prices resulting from an increased number of competing plants out of service for maintenance during the summer months.

    On October 1, 1996, the Company announced that Unit 2 of the 1,000-MW coal-fired Loy Yang B power plant near Melbourne, Australia, began commercial operation. Unit 1 began commercial operation in September 1993. The Company operates the plant and has a 51% ownership interest. Loy Yang B sells its electricity to the State Electricity Commission of Victoria which owns the other 49% of the plant.

    Equity in income from energy projects decreased in the third quarter of 1996, compared with the third quarter of 1995 resulting primarily from a $11 million (pre-tax) write-down of the Company's investment in a geothermal project. The write-down is principally the result of the transition from fixed to variable pricing. The variable pricing reflects lower gas price forecasts than were realized during the fixed pricing term of the contract.

OPERATING EXPENSES    Operating expenses increased $43.5 million in the third
quarter of 1996, compared to the third quarter of 1995. For the nine months ended September 30, 1996, operating expenses increased $145.6 million, compared with the corresponding period in 1995. The increases for both periods were principally due to higher fuel expense, plant operations and depreciation and amortization expense, resulting from the addition of operations related to First Hydro and Iberian Hy-Power. There were no comparable expenses for these projects included in the three-month and nine-month periods ended September 30, 1995. Administrative and general expenses increased in the first nine months of 1996, compared to the first nine months of 1995, as a result of continued worldwide development and charges related to a voluntary retirement offer for non-union employees.

OTHER INCOME (EXPENSE)   Interest and other income decreased $5.9 million and
$6.7 million for the third quarter and the nine months ended September 30, 1996, respectively, compared with the corresponding periods in 1995. Decreases in both periods were primarily due to income recognized in August 1995 for reimbursement of certain 1994 development expenses and earnings not previously recognized in settlement of the Company's remaining investment in Minera Carbonifera Rio Escondido.

    The Company recognized a pre-tax gain of $20 million during the second quarter of 1996 related to the sale in April 1996 of four operating geothermal facilities in the Imperial Valley, California, for a cash price of $70 million. CalEnergy Company, Inc., the Company's partner in these projects, purchased all the stock of four wholly owned subsidiaries of the Company, which hold 50% interests in the Vulcan (34-MW), Andy Hoch (38-MW), Elmore (38-MW) and Leathers (38-MW) projects. There will be no impact on the Company's future revenues as the Company discontinued recognizing earnings from these projects in the third quarter of 1993.

    Interest expense, net of capitalized interest, increased $12.2 million in the third quarter of 1996, compared with the corresponding period in 1995. For the nine months ended September 30, 1996, interest expense, net of capitalized interest, increased $39.4 million compared with the same prior year period. The increases for both periods were due primarily to the additional debt related to the First Hydro acquisition.

    Dividends on preferred securities increased $3.1 million for the nine-month period ended September 30, 1996, compared with the corresponding period in 1995 due to the issuance of Series B preferred securities during the third quarter of 1995.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 45% for the nine-month period ended September 30, 1996, compared with 34% for the same prior year period. The increase in the 1996 effective tax rate was primarily due to the acquisition of First Hydro. Earnings generated from the First Hydro project are subject to a higher effective tax rate than the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES    For the nine months ended September 30, 1996,
net cash provided by operating activities increased to $193.4 million from $111.1 million for the nine months ended September 30, 1995. The improvement primarily reflects higher net income and improved accounts receivable collections primarily attributable to First Hydro.

    Net cash provided by financing activities significantly decreased during the first nine months of September 30, 1996, compared with the corresponding period in 1995 primarily due to a reduction in net issuances under the Company's $400 million revolving credit facility in 1996 and proceeds of $62.5 million received in 1995 from the issuance of Series B Preferred Securities. In addition, the Company issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million) in January 1996. The net proceeds received were used to repay the borrowings under the 400 million pounds sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance in December 1995 in connection with the First Hydro acquisition.

    Net cash used in investing activities decreased for the first nine months of 1996, compared with the same prior year period primarily due to a reduction in the amount of loans made to energy projects under development and the proceeds of $70 million received from the sale of four of the Company's operating geothermal facilities in April 1996, partially offset by an increase in the amount of purchases of common stock of acquired companies primarily related to the acquisition of the remaining equity stake of Iberian Hy-Power. The Company invested $115.6 million in new plant and equipment during the nine months ended September 30, 1996, principally related to Loy Yang B Unit 2 and the Kwinana project, compared to $138.4 million during the same period in 1995.

    At September 30, 1996, the Company had cash and cash equivalents of $258.4 million and had available $314 million of borrowing capacity under a $400 million revolving credit facility. On October 11, 1996, the Company amended its $400 million revolving credit facility by increasing the total amount of the facility to $500 million and extending the original maturity date of November 17, 1999 to October 10, 2001. The amended agreement provides credit available in the form of cash advances or letters of credit, and bears interest on advances under the facility at the London Interbank Offered Rate plus the applicable margin as determined by the Company's long-term debt ratings, the Base Rate, or on a competitive auction basis. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund construction costs of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                              LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                              --------------             --------------------
Paiton (i)                                                              239
ISAB (ii)                         244 billion Italian Lira              160
Kwinana (iii)                     28 million Australian $                22

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

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                              LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                              --------------             --------------------
Brooklyn Navy Yard (i)                                                  294
Paiton (ii)                                                             141
Kwinana                           7 million Australian $                  5
Loy Yang B                        5 million Australian $                  4
All Other                                                                20

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant under construction in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50%, but is funding all of the required equity during construction. Total estimated capital cost is $483 million of which $409 million has been spent through September 30, 1996. Commercial operation is currently scheduled for the fourth quarter of 1996. In December 1995, the Company obtained a tax-exempt bond financing for the project in the amount of $254 million through the New York City Industrial Development Agency (NYCIDA). The Company has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In November 1996, the Company executed a new Energy Sales Agreement with Consolidated Edison Company of New York (Consolidated Edison), which has contracted to buy most of the project's power and steam, and began selling power and steam under that Agreement on November 1. The Company continues to believe that its anticipated returns with respect to the project will be substantially less than it had originally estimated. The Company has been advised that the contractor intends to assert general monetary claims under the construction turnkey agreement against Brooklyn Navy Yard. The Company may assert claims against the contractor. None of such claims is expected to have a material adverse effect on the Company's financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

    Certain of the Company subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1996, if required, would be $244 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

    Certain company subsidiaries are required to fund construction costs of project facilities, which are estimated to be $75 million at September 30, 1996 (principally related to the Brooklyn Navy Yard project).

    In October 1996, the Company made a cash dividend of $150 million to its parent company, The Mission Group, a wholly owned non-utility subsidiary of Edison International, in order to allow Edison International to repay amounts borrowed and contributed to the Company in connection with the acquisition of First Hydro in 1995.

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


CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, AND FOREIGN
CURRENCY FLUCTUATIONS    Changes in interest rates, changes in electricity pool
pricing, and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects.
The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense was increased by $5.6 million and $5.3 million for the nine months ended September 30, 1996 and 1995, respectively, as a result of interest rate hedging mechanisms. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on financial position or results of operations.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price"). The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), whereby First Hydro receives specified contracted amounts in exchange for making payments when pool selling prices rise above the prices specified in the contracts. These contracts act as a means of stabilizing production revenues by removing an element of net exposure to pool price volatility. First Hydro electric revenues were decreased by $4 million for the nine-month period ended September 30, 1996, as a result of electricity rate swap agreements.

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

    The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

  EXHIBIT NO.          DESCRIPTION
  -----------          -----------
      27               Financial Data Schedule


  (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.



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


                                       EDISON MISSION ENERGY
                                       ---------------------
                                           (Registrant)


Date: November 13, 1996                 JAMES V. IACO, JR.
                                       -------------------
                                      Senior Vice President and
                                       Chief Financial Officer