Form 10-K405
period 1996-12-31
EDISON MISSION ENERGY
filed 1997-03-31
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

  9-7/8% CUMULATIVE MONTHLY
  INCOME PREFERRED SECURITIES, SERIES A *          NEW YORK STOCK EXCHANGE
  ---------------------------------------          -----------------------
  (Title of Class)                                 (name of each exchange on
                                                    which registered)

   8-1/2% CUMULATIVE MONTHLY                       NEW YORK STOCK EXCHANGE
                                                   -----------------------
   INCOME PREFERRED SECURITIES, SERIES B *         (name of each exchange on
   ---------------------------------------
         (Title of Class)                           which registered)

           Securities registered pursuant to section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                            --------------------------
                                    (Title of Class)
      ___________________________

      * Issued by Mission Capital, L.P., a limited partnership in which Edison Mission Energy is the sole general partner. The payments of distributions on the preferred securities and payments on liquidation or redemption are guaranteed by Edison Mission Energy.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days. YES X   NO
                                                                   ----   ----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
      amendment to this Form 10-K   X  .
                                   ----
      Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 28, 1997: $0. Number of shares outstanding of the registrant's Common Stock as of March 28, 1997: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS
Item                                                                      Page
----                                                                      ----

                                    PART I

 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . 25

 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . 25


                                     PART II

 5.  Market for Registrant's Common Equity and Related Shareholder Matters  25

 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . 27

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 28

 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . 37

 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . 37


                                     PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . . . . 70

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . 75

12.  Security Ownership of Certain Beneficial Owners and Management . . . . 83

13.  Certain Relationships and Related Transactions . . . . . . . . . . . . 84


                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . 84



     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .106

                                     PART I

ITEM 1. BUSINESS

THE COMPANY
-----------

    Edison Mission Energy (EME), through its subsidiaries, is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities. EME is a wholly owned subsidiary of The Mission Group, which is a wholly owned, non-utility subsidiary of Edison International. Edison International is also the parent holding company of Southern California Edison Company (SCE), one of the largest electric utilities in the United States.

    EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 28 domestic and 24 international operating electrical power generation facilities with an aggregate generating capacity of 7,549 megawatts
(MW), of which EME's share is approximately 4,706 MW. Two international projects totaling 1,742 MW of generating capacity (of which EME's anticipated share is approximately 743 MW) are currently in the construction stage. At December 31, 1996, the Company had consolidated assets of $5.2 billion and total shareholder's equity of $1 billion.

    EME is incorporated under the laws of the State of California. Its headquarters and principal executive offices are located at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612, and its telephone number is (714) 752-5588. Unless indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to EME shall be deemed to include EME, its subsidiaries and the partnerships or limited liability entities through which EME and its partners own and manage their project investments.

SEGMENT INFORMATION
-------------------

    EME operates in only one industry segment: independent electric power generation.


DESCRIPTION OF BUSINESS
-----------------------
GENERAL OVERVIEW

    EME is one of the leading independent producers of electricity worldwide. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities. EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 28 domestic and 24 international operating electrical power generation facilities.

    Until the enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA), utilities were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from certain types of non-utility power producers (qualifying facilities or QFs) under certain conditions. The passage of the Energy Policy Act of 1992 (the Energy Policy Act) further encouraged the development of independent power by significantly expanding the options available to independent power producers (IPPs) with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by IPPs, such as EME, has developed in the United States since the enactment of PURPA.

    The movement toward privatization of existing power generation capacity in many foreign countries and the growing need for new capacity in developing countries have also led to the development of significant new markets for IPPs outside the United States. EME believes that it is well-positioned to continue to realize opportunities in these new foreign markets. See "--Strategy" below.


STRATEGY

    EME's business strategy is to play an active role, as a long-term owner, in all phases of power generation, from planning and development through construction and commercial operation. EME believes that such involvement allows EME to better ensure, through the use of its experienced personnel, that its projects are well-planned, structured and managed.

    In making investment decisions, EME evaluates potential project returns against rate of return guidelines. EME establishes these guidelines by identifying a base rate of return and adjusting the base rate by potential risk factors, such as risks associated with anticipated project reliability, project location and stage of project development. EME endeavors to mitigate project development risk by (i) selecting partners with complementary skills and local experience, (ii) structuring investments through subsidiaries, (iii) managing up-front development costs and (iv) linking revenue and expense components where appropriate. Many of EME's projects are operated by its subsidiaries or affiliates (e.g., Edison Mission Operation and Maintenance, Inc. - Edison Mission O&M), which seeks to preserve and enhance the value of EME's investments.

    In response to increasing globalization of the independent power market, EME has organized its operations and development activities into three geographic divisions: (i) Americas, (ii) Asia Pacific and (iii) Europe, Central Asia, Middle East and Africa. Each division is served by one or more teams consisting of business development, operations, finance and legal personnel, and each team is responsible for all the activities of EME within a particular geographic region. Also, EME has mobilized personnel from outside a particular region when needed in order to assist in the development of certain projects.

    Set forth below is a brief discussion of the current strategy for each of the three regions and a summary of certain of EME's projects that are currently in the construction, development, pre-finance or early operations stage in each of the regions. While EME anticipates the successful completion of these projects, no assurance can be given that any of these projects, or any other projects currently in the construction stage, development or pre-finance stage, will be successfully completed or financed or that the expected MW capacity (and EME's anticipated share thereof) will be achieved. See"--Project Development-- Certain Considerations Associated with Project Development, Finance and Operation".

Americas

    The Americas division is comprised of the U.S./Canada and Latin America region headquartered in Irvine, California. The strategy for the U.S./Canada and Latin America region is to (i) manage certain operating independent power projects located throughout the United States, (ii) pursue the acquisition of existing generating assets from utilities, industrial companies and other IPPs and (iii) pursue the development of new power projects throughout the region. EME has 28 operating projects in this region. For further information regarding EME's 28 domestic operating projects, see"--EME's Operating Power Generation Facilities--Description of Domestic Operating Projects."

Asia Pacific

    The Asia Pacific division is headquartered in Singapore with additional offices located in Australia and Indonesia. Among the three geographic divisions, the countries covered by the Asia Pacific division are expected to experience the fastest electric demand growth. Most governments in the region do not have the capability or resources to finance and develop new generating capacity and are looking to the private sector to meet a portion of the need for new power generation facilities.

    The strategy for this region is to (i) pursue projects in countries where there exists strong political commitment and the structural framework necessary for private power, (ii) seek opportunities to employ indigenous fuels and (iii) seek strategic, complementary alliances with partners who bring value to the project by providing fuel, equipment and construction services.

    EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest in the Loy Yang B Power Station, Australia's first electric privatization effort. The remaining 49% of the power station is owned by the State of Victoria. The first of two 500-MW units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operation and maintenance services for both units.

    In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced construction of the $2.5 billion Paiton project, a 1,230-MW coal-fired power plant in East Java, Indonesia. The project will consist of two units, each of which is expected to have a capacity of 615 MW. Construction of the plant continues on schedule, with commercial operation expected in early 1999. In January 1996, EME purchased an additional 7.5% interest in the Paiton project from a subsidiary of General Electric Corporation, thereby increasing its ownership interest to 40%.

    Kwinana is a $108 million 116-MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power (formerly the State Electricity Commission of Western Australia) and both electricity and steam to the British Petroleum Kwinana refinery.

    In June 1995, EME (40% ownership), along with its partners, Siam City Cement (30% ownership) and Lanna Lignite (30% ownership), submitted a bid to develop a 734-MW coal-fired power generation project at Kui Buri in Thailand in response to a request for proposals from the Electricity Generating Authority of Thailand
(EGAT). In December 1996, the project was selected by EGAT. Negotiation of the power purchase agreement and other project documents is currently underway, with commercial operations expected to commence in 2001.

    In January 1997, the San Pascual project, a consortium including EME (37.5% ownership), Texaco Inc. (37.5% ownership), Caltex (10% ownership) and others (15% ownership), was awarded a contract to develop a 304-MW low-sulfur residual fuel oil cogeneration project in the Philippines. Commercial operations are expected to commence in 2001.

    Asia Pacific regional management is also considering other opportunities in this region.

Europe, Central Asia, Middle East and Africa

    The European organization is headquartered in London, England with additional offices located in Barcelona, Spain and Rome, Italy. The London office was established in 1989, concurrent with the privatization of the power industry in the United Kingdom. The territorial scope of the region includes Europe, Africa, the Middle East, India and Pakistan. The region is characterized by a blend of both mature and less developed markets. The regional strategy is to pursue the development and acquisition of medium to large scale power and cogeneration facilities with diversified fuel sources and generation technology.

    EME's operating projects in the region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain.

    Iberian Hy-Power I was acquired in December 1992, and Iberian Hy-Power II was acquired in August 1993. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam B.V., increasing its ownership percentage to approximately 100% (minority interests are owned in three of the projects by third parties).

    In December 1995, First Hydro Finance Plc (First Hydro Finance), an indirect subsidiary of EME, purchased all of the outstanding shares of First Hydro Company (First Hydro, formerly First Hydro Limited) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets consist of two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW. The Dinorwig station, which was commissioned in 1983, comprises six units totaling 1,728 MW. The Ffestiniog station was commissioned in 1963 and comprises four units totaling 360 MW. First Hydro is an independent generating company with three main sources of revenues: (i) selling power into the electricity trading market or "pool" in England and Wales, (ii) providing system support services to The National Grid Company plc, and (iii) selling its installed capacity forward by entering into "contracts for differences" with large electricity suppliers.

    In June 1995, EME (49% ownership) and its partner, ISAB S.p.A. (51% ownership), signed a twenty-year power purchase contract with ENEL S.p.A., Italy's state electricity corporation, pursuant to which ENEL S.p.A. will purchase 507 MW of output from the 512-MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately 2 trillion lira ($1.3 billion) project financial closing was completed in April 1996 with construction commencing in July 1996. Commercial operation is expected in late 1999.

    In February 1995, EME (80% ownership) signed a shareholders agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. The 180-MW combined cycle gas-fired cogeneration facility is expected to commence commercial operations in 1998.

PROJECT DEVELOPMENT

    The development of power generation projects involves numerous elements, including evaluating and selecting development opportunities, designing and engineering the project, obtaining power sales agreements and, in some cases, steam sales agreements, acquiring necessary land rights, permits and fuel resources, obtaining financing and managing construction.

    EME initially evaluates and selects potential development projects based on a variety of factors, including whether a project is based on a proven technology, the strength of the potential partners in the project, the feasibility of the project, the likelihood of obtaining a power sales agreement, the probability of obtaining required licenses and permits and the projected economic return from the project. During the development process, EME monitors the viability of the project and makes business judgments concerning expenditures for both internal and external development costs. Completion of the financing arrangements for a project is generally an indication that business development activities are substantially complete.

    Although EME has in the past been successful in developing projects with long-term contracts and arranging for necessary permits and approvals, there can be no assurance that EME will continue to be successful in doing so in the future. EME believes that future market conditions for independent power, particularly in the United States, may become increasingly characterized by shorter-term power sales agreements or spot sales arrangements. Under such circumstances, EME may be required to take on increased market or "merchant" risk and, accordingly, may not be able to achieve the same degree of leverage from project finance lenders.


Project Type

    The selection of power generation technology for a particular project is influenced by various factors, including regulatory requirements, availability of fuel and anticipated economic advantages for a particular application. The principal technology used in EME's operating projects has been gas-fired combustion turbine technology, predominately through an application known as "cogeneration". Cogeneration facilities sequentially produce two or more useful forms of energy (e.g., electricity and steam) from a single primary source of fuel (e.g., natural gas or coal). Many of EME's cogeneration projects are located near large industrial steam users or in oil fields that inject steam underground to enhance recovery of heavy oil. The regulatory advantages for cogeneration facilities under PURPA have become less significant because of expanded project options made available to IPPs under the Energy Policy Act. Accordingly, although cogeneration applications may hold advantages in specific circumstances, EME expects that the majority of its future projects will generate power without selling steam to industrial users.

    EME also has interests in projects that use renewable resources such as geothermal and hydroelectric energy. EME's geothermal projects use technologies that convert the heat from geothermal fluids and underground steam into electricity. EME's hydroelectric projects, excluding First Hydro, use "run-of-the-river" technology to generate electricity. The First Hydro project utilizes pumped-storage stations which consume electricity when it is comparatively less expensive in order to pump water up for storage in an upper reservoir. Water is then allowed to flow back through turbines in order to generate electricity when its market value is higher. This type of generation is characterized by its speed of response, its ability to work efficiently at wide variations of load and the basic reliance of revenue on the difference between the peak and trough prices of electricity during the day.

    Recent international development efforts include large scale, coal-fired projects that will shift EME's portfolio to a greater mix of coal-fired generation technology. In the United States, EME has developed coal and waste coal-fired projects that employ both traditional stoker technology as well as circulating fluidized bed technology.

Power and Steam Sales Contracts

    The electrical power generated by EME's operating projects in the U.S. is generally sold to domestic electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts. The electrical power generated overseas, excluding the U.K., is sold primarily under long-term power sales contracts to electric utilities located in the country where the power is generated. A project's revenue from a power sales contract usually consists of two components: energy payments and capacity payments. Energy payments are generally based on actual deliveries of electric energy (e.g., kilowatt-hours) to the purchasing utility. Energy payment rates are usually indexed to certain variable costs that the purchasing utility avoids by purchasing such electric energy directly as opposed to operating its own power plant(s) to produce the same amount of electric energy. The variable components typically include the fuel cost and certain operation and maintenance expenses. These costs may be indexed to the utility's cost of fuel and/or certain inflation indices. Energy payments may also be time-differentiated to provide relatively higher payments for electric energy delivered during periods of peak electricity demand. Capacity payments are generally based on a project s proven capability to deliver reliable electric energy, whether or not the plant is called on to operate. Capacity payment rates are usually associated with certain fixed costs that the purchasing utility avoids by having the independent power producer build and maintain the availability of a power plant. To receive capacity payments, there are typically minimum performance standards that must be met and often there is a performance range that further influences the amount of capacity payments.

    EME's power sales contracts are typically negotiated during the planning stage of a project. In negotiating the power sales contracts, EME attempts to secure long-term contracts that are expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structures the revenue provisions of the power sales contract so that changes in the cost components of a facility (e.g., fuel costs) will correspond to, as effectively as possible, similar changes in the revenue components of the contract.

    In addition to entering into a power sales agreement, EME must make arrangements to interconnect its project to a local utility's electric system. The arrangement is typically evidenced through an interconnection agreement that sets forth the provisions for construction, payment and technical requirements for the interconnection facilities. In some cases, the project will interconnect with a utility system that is not the ultimate purchaser of electric power. In such circumstances, the project must arrange for the local utility to transmit or "wheel" its power to the ultimate purchaser.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price"). The half-hourly pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a
specified monthly amount.   These contracts act as a means of stabilizing
production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. The Roosecote project has avoided the pool price volatility by entering into a long-term power sales contract that provides for contract pricing. The Roosecote project's power sales contract provides for the escalation of capacity payments according to an inflation index for the U.K.

    Steam produced from EME's cogeneration facilities is sold to industrial steam users, such as petroleum refineries or companies involved in the enhanced recovery of oil through steam flooding of oil fields, under long-term steam sales contracts. Steam sales contracts typically require the purchaser to take at least the minimum amount of steam necessary for the project to retain its QF status under PURPA.

    Steam payments are generally based on formulas that reflect the cost of water, fuel and capital. In some cases, EME has provided steam purchasers with discounts from their previous cost for producing such steam and/or partially indexed steam payments to other indices including certain oil prices.

Fuel Supply Contracts

    EME seeks to enter into long-term fuel supply and transportation agreements. Market prices for oil, gas and coal historically have fluctuated significantly. EME believes, however, that its financial condition will not be substantially adversely affected by such fluctuations because its long-term contracts to sell power and steam typically are structured so that fluctuations in fuel costs will produce similar fluctuations in electric energy and/or steam revenues. The degree of linkage between such revenues and expenses varies from project to project, but generally permits the projects to operate profitably under a wide array of potential price fluctuation scenarios.

Project Financing

    Each power generation project developed by EME requires a substantial capital investment. The permanent project financing for a project is often arranged immediately prior to or during the early stages of construction of the project. With limited exceptions, such debt financing is for approximately 60 to 80% of each project's costs and is expected to be structured, on a basis that is nonrecourse to EME and its other projects. In addition, the collateral security for each project's financing generally has been limited to the physical assets, contracts and cash flow of that project.

     In general, each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Any asset of any such subsidiary may not be available to satisfy the obligations of EME or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or affiliates thereof.

    The ability to arrange for financing and the cost of such financing are dependent upon numerous factors, including general economic and capital market conditions, conditions in energy markets, regulatory developments, credit availability from banks or other lenders, investor confidence in the industry, EME and other project participants, the continued success of EME's current projects, and provisions of tax and securities laws that are conducive to raising capital.

    To obtain project financing, EME and its partners are sometimes required to provide certain guarantees and warranties to lenders, particularly with respect to construction financing. However, because permanent financing is usually arranged on a nonrecourse basis, EME's liability is generally substantially reduced when construction has been completed and the project has passed all acceptance tests. EME's financial exposure in any project is generally limited by contractual arrangement to its equity commitment, which is usually about 20 to 40% of EME's share of the aggregate project cost. In addition, the project loan agreements are generally structured so that a default under one project loan agreement will have no effect on the loan agreements of other EME projects.

Permits and Approvals

    Because the process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy (often taking a year or longer), EME seeks to obtain all permits, licenses and other approvals required for the construction and operation of the project, including siting, construction and environmental permits, rights-of-way and planning approvals, early in the development process. See "Certain Regulatory Matters--General".

Construction and Implementation

    In the project implementation stage, EME provides project and construction management and start-up and testing services. The detailed engineering and construction of the projects typically are done by outside contractors under fixed-price, "turnkey" contracts. Under such contracts, the contractor generally is required to pay liquidated damages to EME in the event of cost overruns or schedule delays or if the facility fails to meet certain capacity, efficiency and emission standards.

    As a project goes into operation, EME generally provides operation and maintenance services to the project through Edison Mission O&M or contracts for services with another operation and maintenance contractor. The day-to-day operation of each project is generally managed by an executive director. Management committees comprised of the project partners generally meet monthly or quarterly to review and manage the operating performance of each project.

Certain Considerations Associated with Project Development, Finance and
Operation

    Independent power projects are necessarily subject to a variety of commercial, financial and other risks, including those described below. By managing, or participating in the management of each project in which it invests, EME seeks to hedge, insure against or otherwise manage these risks.

    EME attempts to minimize the financial risk in the development of a project by securing a favorable long-term power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction. However, the development of a power project may require EME to expend significant sums for preliminary engineering, permitting and legal and other expenses before it can determine whether a project is feasible, economically attractive or financeable. Power sales agreements often enable the utility to terminate such agreement, or to retain security posted by the developer as liquidated damages, in the event that a project fails to achieve commercial operation or certain operating levels by specified dates or fails to meet other significant contractual requirements. Furthermore, utility regulators or other parties may attempt to abrogate or amend contracts under which a project is entitled to receive material revenues or other benefits. If such events were to occur, the default provisions in a financing agreement could be triggered (rendering such project debt immediately due and payable) and, as a result, EME could lose its interest in the project. Although contractual and regulatory risks cannot be eliminated, EME believes that it has relevant experience in developing contracts and mitigating regulatory concerns.

    Certain geographic areas in which EME operates and is developing projects are subject to frequent earthquakes of low intensity, and earthquakes of greater intensity are possible. EME's existing power generation facilities are built to withstand earthquakes of relatively significant intensity and EME believes it maintains adequate insurance protection for such occurrences and other catastrophic events.

    The operation of a project involves many risks, including start-up problems, the breakdown or failure of equipment or processes, performance below expected levels of output and the inability to meet expected efficiency standards. EME takes steps to mitigate these risks by obtaining equipment and plant warranties and arranging for insurance that it believes is adequate. Nonetheless, these measures may not be adequate to cover lost revenues or increased expenses and, as a result, a project may be unable to fund principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in EME losing its interest in such power generation facility. EME believes, however, that it will continue to maintain a successful record of plant performance and operation.

    EME's operations are conducted through its subsidiaries and EME's cash flow is dependent upon the operating revenues of its subsidiaries and the ability of those subsidiaries to pay cash dividends or make distributions to EME. Financing agreements for EME's subsidiaries and affiliates generally place certain limitations on the ability of those subsidiaries and affiliates to pay dividends, make distributions or otherwise transfer funds to EME. In addition, financing agreements for EME's subsidiaries and affiliates, although generally nonrecourse to EME, contain certain representations, warranties, covenants and other agreements that, if not met, could lead to a default under such financing. After a default under a project financing, project lenders may exercise certain rights and remedies typically granted to secured parties, including the ability to take control of the project's collateral assets.

    The financing and development of international projects entail additional political and financial risks including uncertainties associated with privatization efforts, currency exchange rates, currency repatriation, political instability and other issues that have the potential to cause delays or impairment of value to the project being developed for which EME may not be fully capable of insuring against. The uncertainty of the legal structure in certain foreign countries in which EME may develop or acquire projects could make it more difficult to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of EME to hold a majority interest in some of the projects that it may develop or acquire. Although the risks of participation in international markets are significant, EME targets relatively higher rates of return on its international investments and mitigates risk by seeking complementary alliances with well-established partners and hedging foreign exchange exposure where it deems appropriate.

OPERATION AND MAINTENANCE SERVICES

    Certain EME subsidiaries provide specialized operating, maintenance, testing and start-up services for EME-owned projects. At December 31, 1996, Edison Mission O&M or affiliates had a total of 661 employees and operated 37 of EME's projects totaling 5,161 MW of capacity.

    The projects that Edison Mission O&M operates have achieved an average 97% capacity factor during 1996. Capacity factor is a measure of the total electric energy actually delivered by a project as a percentage of the electric energy that would have been delivered if the project operated continuously at its design or capacity rating.

EME'S OPERATING POWER GENERATION FACILITIES

Domestic Overview

    EME currently owns interests in 28 domestic operating projects in nine states. These operating projects consist of 18 natural gas cogeneration projects, one coal cogeneration project, one waste coal project, five geothermal projects and three gas-fired EWG (as defined herein) projects. All of EME's domestic cogeneration and geothermal projects, as well as the waste coal project, are qualifying facilities under PURPA. EME's domestic operating projects have total generating capacity of 3,825 MW, of which EME's net ownership share is 1,662 MW.

    Each of EME's projects generally relies on one power sales contract with a single electric utility customer for the majority, and in some cases all, of its power sales revenues over the life of the power sales contract. The primary power sales contracts for eight of EME's operating projects are with SCE. EME's share of revenues from these projects accounted for 17% and 29% of EME's consolidated revenues in 1996 and 1995, respectively. The failure of SCE to fulfill its contractual obligations could have a substantial negative impact on a primary source of EME's revenues. Under the terms of an agreement between SCE and the Office of Ratepayer Advocates (ORA), the consumer advocacy branch of the California Public Utility Commission (CPUC), SCE is prohibited from entering into future power sales contracts with EME or its affiliates without ORA and CPUC consent. The terms of the agreement, however, do not affect the terms of the existing power sales contracts between EME and SCE.

    EME's geothermal projects have power sales agreements that provide for energy payments that escalate at predetermined rates during the first 10 years of plant operation. After the initial 10-year period, the energy payments will be based on rates published monthly by the purchasing utility that reflect its cost for natural gas and/or oil. Based on current forecasts of natural gas and oil prices, EME expects the energy payment rate to drop substantially after the initial 10-year period, as experienced by one project. Accordingly, cash distributions received from these projects are recorded as reductions in the equity investments. Future cash distributions are estimated to be sufficient to recover the remaining geothermal investment balances. In April 1996, CalEnergy Company, Inc., EME's partner in four operating geothermal projects in California, purchased all of the stock of four wholly owned subsidiaries of EME, which held 50% interests in these projects. The purchase price of $70 million resulted in a pre-tax gain of $20 million. There will be no impact on EME's future revenues as EME discontinued recognizing earnings from these projects during 1993.

    Fuel supply for EME's projects generally is arranged through third-party suppliers and transporters. The March Point 1 and March Point 2 projects are currently the only projects that receive fuel from oil and gas properties in which EME has an ownership interest. Under a 15-year arrangement, B.C. Star Partners (B.C. Star, 50%-owned by EME) provides five million cubic feet per day of gas to the March Point 1 and March Point 2 projects through gas marketing intermediaries. This volume of gas represents approximately 15% of the projects total fuel requirement. On March 4, 1997, EME entered into an agreement to sell its ownership interest in B.C. Star. This transaction is expected to close on or about April 30, 1997. See "--Oil and Gas Investments".

Description of Domestic Operating Projects

    EME has ownership interests in the following domestic operating projects:
                                                   ELECTRIC     PRIMARY                                      OPERATION/
                                                   CAPACITY     ELECTRIC          TYPE OF        OWNERSHIP  ACQUISITION
   PROJECT                    LOCATION              (in MW)    PURCHASER<F3>    FACILITY<F4>     INTEREST       DATE
   -------                    --------             --------    ------------     -----------      ---------  -----------
   Aidlin<F1>                 Cloverdale, California     20          PG&E        Geothermal          5%         1990

   American Bituminous<F2>    Grant Town, West Virginia  80           MPC        Waste Coal         50%         1993

   Auburndale<F2>             Polk County, Florida      150          FPC        Cogeneration        50%         1994

   Bayonne                    Bayonne, New Jersey       165      JCP&L/PSE&G    Cogeneration      0.38%         1989

   Beowawe                    North Central, Nevada      15          SCE        Geothermal          50%         1985

   Brooklyn Navy Yard         Brooklyn, New York        286           CE        Cogeneration        50%         1996

   Coalinga<F2>               Coalinga, California       38          PG&E       Cogeneration        50%         1991

   Commonwealth Atlantic      Chesapeake, Virginia      340          VEPCO      EWG                 50%         1992

   GEO East Mesa<F1,F2>       Holtville, California      40           SCE       Geothermal          50%         1989

   Gordonsville<F2>           Gordonsville, Virginia    240         VEPCO       EWG                 50%         1994

   Harbor<F2>                 Wilmington, California     80           SCE       Cogeneration        30%         1989

   Hazleton                   Hazleton, Pennsylvania    131           ---       Cogeneration      11.25%        1989

   Hopewell                   Hopewell, Virginia        356         VEPCO       Cogeneration        25%         1990

   James River                Hopewell, Virginia        110         VEPCO       Cogeneration        50%         1987

   Kern River<F2>             Oildale, California       300          SCE        Cogeneration        50%         1985

   Lost Hills                 Lost Hills, California     10          PG&E       Cogeneration      46.85%        1989

   March Point 1              Anacortes, Washington      80           PSE       Cogeneration        50%         1991

   March Point 2              Anacortes, Washington      60           PSE       Cogeneration        50%         1993

   Mid-Set<F2>                Fellows, California        38          PG&E       Cogeneration        50%         1989

   Midway-Sunset<F2>          Fellows, California       225           SCE       Cogeneration        50%         1989

   Nevada Sun-Peak            Las Vegas, Nevada         210          NVP        EWG                 50%         1991

   Saguaro<F2>                Henderson, Nevada         90           NVP        Cogeneration        50%         1991

   Salinas River<F2>          San Ardo, California      38          PG&E        Cogeneration        50%         1991

   Sargent Canyon<F2>         San Ardo, California      38          PG&E        Cogeneration        50%         1991

   Sycamore<F2>               Oildale, California       300          SCE        Cogeneration        50%         1988

   Watson                     Carson, California        385          SCE        Cogeneration        49%         1988

<F1>  Consists of two projects on the same site.
<F2>  Operated by Edison Mission O&M.
<F3>  Electric purchaser abbreviations are as follows:
        CE      Consolidated Edison Company of New York, Inc.    PG&E      Pacific Gas & Electric Company
        FPC     Florida Power Corporation                        PSE       Puget Sound Energy
        JCP&L   Jersey Central Power & Light Company             PSE&G     Public Service Electric & Gas Company
        MPC     Monongahela Power Company                        SCE       Southern California Edison Company
        NVP     Nevada Power Company                             VEPCO     Virginia Electric & Power Company
<F4>  All of the cogeneration projects are gas-fired facilities, except for the James River project, which uses coal.

International Overview

   EME owns interests in 24 operating projects outside the United States. The total generating capacity of such facilities is 3,724 MW, of which EME's net ownership share is 3,044 MW.

Description of International Operating Projects

   EME has ownership interests in the following international operating projects:
                                                        ELECTRIC       PRIMARY                     OPERATION/
                                                        CAPACITY       ELECTRIC       OWNERSHIP    ACQUISITION
    PROJECT                          LOCATION            (IN MW)       PURCHASER<F2>  INTEREST         DATE
    -------                          --------           --------       -------------  ---------    -----------
    Alos<F1>                         Spain                  5           FECSA            100%          1993

    Bocos<F1>                        Spain                  2           FECSA            100%          1993

    Castellas<F1>                    Spain                  2           FECSA            100%          1993

    Derwent<F1>                      England               214          SE<F4>            33%          1995

    Dinorwig<F1>                     Wales                1,728          Pool            100%          1995

    Ffestiniog<F1>                   Wales                 360           Pool            100%          1995

    Gelsa<F1>                        Spain                  7           FECSA            100%          1993

    Kwinana<F1>                      Australia             116            WP             100%          1996

    La Flecha<F1>                    Spain                  3           FECSA            100%          1993

    La Ribera<F1>                    Spain                  4           FECSA            100%          1993

    Logrono<F1>                      Spain                  4           FECSA            100%          1993

    Loy Yang B Unit 1 & Unit 2<F1>   Australia            1,000          SECV             51%       1993, 1996

    Mendavia<F1>                     Spain                  6           FECSA            100%           1993

    Menuza<F1>                       Spain                 16           FECSA            90.1%          1992

    Monasterio<F1>                   Spain                  2           FECSA            100%           1993

    Olvera<F1>                       Spain                  2           FECSA            100%           1992

    Quintana<F1>                     Spain                  1           FECSA            100%           1993

    Roosecote                        England               220        NORWEB<F3>          80%           1992

    Sardon Bajo<F1>                  Spain                  2           FECSA            100%           1993

    Sastago I<F1>                    Spain                  3           FECSA            90.1%          1992

    Sastago II<F1>                   Spain                 17           FECSA            90.1%          1992

    Sossis<F1>                       Spain                  4           FECSA            100%           1992

    Toro<F1>                         Spain                  5           FECSA            100%           1993

    Tudela<F1>                       Spain                  1           FECSA            100%           1993

<F1>   Operated by Edison Mission O&M
<F2>   Electric purchaser abbreviations are as follows:
         FECSA       Fuerzas Electricas de Cataluma, S.A.       Pool   Electricity trading market for England & Wales
         NORWEB      North Western Electricity Board            SE     Southern Electric plc.
         SECV        State Electricity Commission of Victoria   WP     Western Power
<F3>   Sells to the pool with a long-term contract with NORWEB
<F4>   Sells to the pool with a long-term contract with SE

OIL AND GAS INVESTMENTS

    In 1988, EME formed a wholly owned subsidiary, the Mission Energy Fuel Company, to develop and invest in fuel interests. Since that time, EME has invested in a number of oil and gas properties and a production company. Oil and gas produced from the properties are generally sold at spot or short-term market prices.

Four Star

    As of December 31, 1996, EME owned 46.85% of the stock of Four Star Oil & Gas Company (Four Star), a subsidiary of Texaco Inc. The underlying value of Four Star is attributable to production of oil and gas from nine producing properties. EME's proportionate interest in net quantities of proved reserves at December 31, 1996 totaled 182 billion cubic feet of natural gas and 23.7 million barrels of oil.

    In July 1994, Four Star purchased certain gas properties in the San Juan Basin from Texaco Exploration and Production, Inc., a wholly owned subsidiary of Texaco Inc., for $143 million. The purchase of the gas properties was initially funded by a loan guaranteed by Texaco Inc. The proceeds from a $330 million financing by Four Star in September 1994 were used to repay the loan and provide dividends to Texaco Inc. and EME totaling $187 million (EME's share $51.2 million). EME applied a portion of its dividend towards the purchase of an additional 12.6% interest in Four Star. During 1995, EME and/or Four Star entered into a series of transactions which resulted in a net increase in EME's ownership of Four Star by 2.47%. During 1996, EME purchased additional shares of stock of Four Star increasing its ownership by 4.38%.

B.C. Star

    B.C. Star was formed in 1991 when a subsidiary of EME and a subsidiary of Texaco Inc. each purchased a 50% partnership interest in certain proved producing properties from Esso Resources Canada Limited. These properties are geographically concentrated in the northeast region of British Columbia and enjoy proximity and direct pipeline access to the Pacific Northwest and California. Texaco Canada Petroleum Inc. operates the majority of B.C. Star's properties. EME's proportionate interest in net quantities of proved reserves at December 31, 1996 totaled 105.5 billion cubic feet of natural gas and 1.8 million barrels of oil.

    On March 4, 1997, EME entered into an agreement to sell its ownership interest in B.C. Star to Remington Energy Ltd. for approximately $71 million. The transaction is expected to close on or about April 30, 1997. EME expects to record an after-tax gain upon the closing of the transaction in the second quarter of 1997.

COMPETITION

    EME competes with many other companies, including multinational development groups, equipment suppliers and other IPPs (including affiliates of utilities), in obtaining long-term contracts to sell electric power and steam, and with electric utilities in obtaining the right to install new generating capacity. Over the past decade, obtaining a power sales contract with a utility has generally become a progressively more difficult, expensive and competitive process. Many power sales contracts are now awarded by competitive bidding, which both increases the costs of obtaining such contracts and decreases the chances of obtaining such contracts. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements for both electric capacity and energy may be less than the prices in prior agreements. EME evaluates each potential project in an effort to determine when the probability of success is high enough to justify expenditures in developing a proposal or bid for the project.

    Amendments to the Public Utility Holding Company Act of 1935 (PUHCA) made by the Energy Policy Act have increased the number of competitors in the domestic independent power industry by reducing certain restrictions applicable to projects that are not QFs under PURPA. Proposals to permit "retail wheeling" of power could also lead to increased competition in the independent power market. See "Certain Regulatory Matters--Retail Competition" .

TAX SHARING AGREEMENTS

    EME is included in the consolidated federal income tax and state franchise tax returns of Edison International. EME calculates its currently payable tax liability on a separate company basis under a tax sharing agreement with The Mission Group, which in turn has a tax sharing agreement with Edison International. The Mission Group receives payment from Edison International for tax benefits and pays Edison International for tax liabilities. The Mission Group similarly pays EME for tax benefits and EME pays The Mission Group for tax liabilities.

EMPLOYEES AND OFFICES

    At February 28, 1997, EME employed 939 people, all of whom were full-time employees and approximately 177 and 141 of whom were covered by a collective bargaining agreement in Wales and Australia, respectively. EME has never experienced a work stoppage, strike or labor dispute. EME believes its relations with its employees to be good.

    EME leases its corporate headquarters in Irvine, California and its principal regional offices in London, Melbourne and Singapore. It also leases other smaller offices in the United States and certain foreign countries.

CERTAIN REGULATORY MATTERS
--------------------------

GENERAL

    EME's domestic projects are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its projects. Federal laws and regulations govern, among other things, transactions by and with utility companies, the operations of a project and the ownership of a project. Under certain circumstances where exclusive federal jurisdiction is not applicable or specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. While EME believes the requisite approvals for its existing projects have been obtained and that its business is operated in substantial compliance with applicable laws, EME remains subject to a varied and complex body of laws and regulations that both public officials and private parties may seek to enforce. There can be no assurance that future developments will not have a material adverse effect on EME's business or results of operations, nor can there be any assurance that EME will be able to obtain and comply with all necessary licenses, permits and approvals for proposed projects. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

    Each of EME's international projects will be (or, to the extent that such projects are already in operation or under construction, currently are) subject to the energy and environmental laws and regulations of the foreign jurisdiction in which it is located. The degree of regulation will vary according to each country and may be materially different from the regulatory regime in the United States.

U.S. FEDERAL ENERGY REGULATION

    The enactment of PURPA in 1978 and the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC) provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing alternative or renewable fuels). The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing certain exemptions from PUHCA (but not from the Federal Power Act (FPA) or state regulation) for exempt wholesale generators (EWGs) and foreign utility companies (FUCOs).

    A domestic electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. Subject to certain exceptions, PURPA exempts owners of QFs from PUHCA, exempts QFs from most provisions of the FPA and, except under certain limited circumstances, state laws concerning rate or financial regulation. In order to be a QF, a cogeneration facility must (i) sequentially produce both useful thermal (e.g., steam) and electric energy, (ii) meet certain operating standards and energy efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled, or more than 50% owned by, an electric utility, electric utility holding company or an affiliate thereof. A non-cogeneration facility may also be a QF if it produces power from renewable energy (e.g., geothermal energy) or a waste source of fuel (e.g., waste coal). Before 1990, non-cogeneration QFs were subject to 30-MW or 80-MW size limits, depending upon their fuel source. In 1990, these limits were lifted for solar, wind, waste, and geothermal QFs, provided that applications for or notices of QF status were filed with FERC for such facilities on or before December 31, 1994, and provided, in the case of new facilities, the construction of such facilities commenced on or before December 31, 1999.

    Amendments made to PUHCA by the Energy Policy Act provide that owners or operators of EWGs and FUCOs will not be considered "electric utility companies" under PUHCA. An EWG is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating certain eligible facilities and selling electric energy at wholesale (or, if located in a foreign country, at wholesale or retail). A FUCO is, in general, an entity located outside the United States that owns or operates facilities used for the generation, distribution or transmission of electric energy for sale or the distribution at retail of natural or manufactured gas, but derives none of its income, directly or indirectly, from such activities within the United States.

    The exemptions from federal and state regulation afforded to QFs, and the exemptions from PUHCA afforded to EWGs and FUCOs, are important to EME and to its competitors. Under present federal law, EME is not and will not be subject to regulation as a holding company under PUHCA as long as the projects in which it has an interest are QFs, EWGs or FUCOs (or are subject to another exemption from regulation). Of the projects that EME currently owns, operates or has an investment in, 25 projects have been certified as QFs by the FERC, three projects have been certified as EWGs and 15 projects are FUCOs. Most of the U.S. projects currently in the planning or development stage are expected to be QFs and the international projects are expected to be FUCOs. To the extent that any of EME's projects in the development stage will not be QFs or FUCOs, EME expects to qualify those projects as EWGs. See "PUHCA".

PURPA

    PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal and state regulations that control the development, financial structure and operation of an energy-producing project and the prices and terms on which wholesale energy may be sold by the project. Second, FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined by PURPA as the "incremental cost to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at prices lower than the utility's avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term contracts, it has been common for long-term contracts to be negotiated in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions. However, increasing competition and power brokering may result in a trend toward shorter term power contracts that would place greater risk on the project owner.

    EME endeavors to develop its QF projects, monitor regulatory compliance by such projects and choose its customers in a manner that minimizes the risks of losing such projects' QF status. However, certain factors necessary to maintain QF status are subject to the risk of events outside EME's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a QF could cause the facility to fail requirements regarding the level of useful thermal energy output. Upon the occurrence of such an event, EME would seek to replace the thermal energy customer or find another use for the thermal energy that meets PURPA's requirements, but no assurance can be given that this would be possible.

    If one of the projects in which EME has an interest were to lose its status as a QF, the project would no longer be entitled to the QF-related exemptions from regulation under PUHCA and the FPA. This could subject the project to rate regulation as a public utility under the FPA and could result in EME inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. Loss of QF status may also trigger defaults under covenants to maintain QF status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. Such loss of QF status may be on a retroactive or a prospective basis. If a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid due to the loss of QF status, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for achieving QF status or that eliminated or reduced the benefits currently enjoyed by QFs. If a project were to lose its QF status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers (in order to qualify for EWG status) and could become subject to state regulation of sales of thermal energy. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME and its subsidiaries, or claims by the utility customer for refund of payments previously made. Loss of QF status by one project could also, because of PURPA ownership restrictions, adversely affect the QF status of other projects having one or more of the same partners. In addition, pursuant to Section 26(b) of PUHCA, any project contracts that are entered into in violation of PUHCA are subject to possible voidability by the courts should a lawsuit to void the contract be filed.

The Energy Policy Act

    The passage of the Energy Policy Act in 1992 significantly expanded the options available to IPPs with respect to their regulatory status. The Energy Policy Act created a new class of power producer, the EWG, that (like a QF) is not considered an electric utility company under PUHCA. EWGs may own facilities of any size, use any fuel source and may be owned by utilities or non-utilities. Thus, in addition to QF status, an IPP now can also apply to the FERC to be granted status as an EWG. EWGs, however, are not exempt from regulation by the FERC or state public utility commissions. The effect of such amendments is to enhance the development of non-QFs that do not have to meet the fuel, production and ownership requirements of PURPA. EME believes that the amendments benefit EME by expanding its ability to own and operate facilities that do not qualify for QF status, but may also result in increased competition because utilities and other companies (e.g., equipment suppliers) may now develop facilities that are not subject to the constraints of PUHCA. The Energy Policy Act also expanded FERC authority to order utilities to grant transmission access to QFs and EWGs and lifts restrictions on ownership of foreign utilities by U.S. companies. Pursuant to the Energy Policy Act, FUCOs are also considered not to be electric utility companies under PUHCA.

PUHCA

    Under PUHCA, any corporation, partnership or other entity or organized group that owns, controls or holds with power to vote 10% or more of the outstanding voting securities of a "public-utility company" or a company that is a "holding company" of a public utility company, is subject to registration with the Securities and Exchange Commission (SEC) and regulation under PUHCA, unless eligible for an exemption or unless an appropriate application is filed with, and an order is granted by, the SEC declaring it not to be a holding company. A registered public utility holding company regulated under PUHCA is required to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for major financial commitments and other business dealings of the regulated holding company or its subsidiaries.

    As noted above, however, regulations have been adopted under PURPA and the Energy Policy Act providing that QFs, EWGs and FUCOs are not public utility companies. Accordingly, EME is not regulated as a "holding company" under PUHCA because the power generation facilities owned by EME or in which EME has investments are either QFs, EWGs or FUCOs. All international projects and certain U.S. projects that EME is currently developing will be non-QF independent power projects. EME intends for each such project to qualify as an EWG or as a FUCO. Loss of EWG or FUCO status (like loss of QF status, as discussed above) could also result in EME becoming subject to registration and regulation as a public utility holding company under PUHCA and could trigger defaults under covenants in project agreements. Loss of EWG or FUCO status on a retroactive basis could lead to, among other things, fines and penalties and could cause certain project contracts to be voidable.

Natural Gas Act

    Twenty-one of the domestic operating facilities that EME owns, operates or has investments in are fueled by natural gas. Pursuant to the Natural Gas Act, the FERC has jurisdiction over the sale, transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by the FERC in April 1992 (and affirmed in Orders 636A and 636B issued, respectively, in August and November 1992), mandated the restructuring of interstate natural gas pipeline sales and transportation services and changed the terms and conditions under which interstate pipelines provide transportation services, as well as the rates pipelines may charge for such services. The restructuring required by the rule included (i) the separation (unbundling) of a pipeline's sales, transportation and storage services, (ii) the implementation of a straight fixed-variable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge, (iii) the implementation of a capacity releasing mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline, and
(iv) the opportunity for pipelines to recover 100% of their prudently incurred costs (transition costs) associated with implementing the restructuring mandated by the rule.

FPA

    The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or may, in competitive markets, be market-based. While qualifying facilities under PURPA generally are exempt from the ratemaking and certain other provisions of the FPA, EWGs and other non-QF independent power projects are subject to the FPA and to FERC ratemaking jurisdiction, which may limit their flexibility in negotiations with power purchasers. However, since such projects would not be bound by PURPA's thermal energy use requirement, they have greater latitude in site selection and facility size.

    Currently, only three of EME's operating projects, Nevada Sun-Peak, Brooklyn Navy Yard and Commonwealth Atlantic, are subject to FERC rate-making regulation under the FPA. EME's future domestic non-QF independent power projects will also be subject to FERC jurisdiction on rates.

STATE ENERGY REGULATION

    State public utility commissions (PUCs) have broad jurisdiction over non-QF independent power projects (including EWGs), which are considered public utilities in many states. Such jurisdiction often includes the issuance of certificates of public convenience and necessity (CPCNs) to construct a facility as well as regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. QFs may also be required to obtain CPCNs in some states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-QF independent power project to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility s ability to pass-through the resulting cost of purchased power to its retail customers. PUCs also have the authority to determine avoided cost for QFs. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state PUCs varies from state to state.

    In addition, state PUCs may seek to modify, suspend or terminate a QF's power sales contract under certain circumstances. This could occur if the state PUC determined that the pricing mechanism of the power sales contract is unfairly high in light of the current prevailing market cost of power for the utility purchasing the power. In such instance, the state PUC may attempt to alter the terms of the power sales contract to reflect more accurately market conditions for the prevailing cost of power. While EME believes that such attempts are not common and that the state PUCs may not have any jurisdiction to modify the terms of the wholesale power sales, there can be no assurance that the power sales contracts of its projects will not be subject to adverse regulatory actions.

    The CPUC has authorized the electric utilities in California to "monitor" compliance by QFs with PURPA rules and regulation. However, the United States Court of Appeals for the Ninth Circuit recently found in 1994 that a CPUC program was preempted by PURPA insofar as it authorized utilities to determine that a QF was not in compliance with PURPA rules and regulations, to then pay a reduced avoided cost rate and to take other action contrary to a facility's status as a QF. The court did, however, uphold reasonable monitoring of QF operating data. Other states, such as New York, have also instituted QF monitoring programs.

    EME buys and transports the natural gas used at its domestic facilities through local distribution companies (LDCs). State PUCs have jurisdiction over the transportation of natural gas by LDCs. Each state's regulatory laws are somewhat different; however, all generally require the LDC to obtain approval from the PUC for the construction of facilities and transportation services if the LDC's generally applicable tariffs do not cover the proposed transaction. LDC rates are usually subject to continuing PUC oversight.

TRANSMISSION OF WHOLESALE POWER

    Projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others (wheeling). The prices and other terms and conditions of transmission contracts are regulated by FERC, when the entity providing the wheeling service is a jurisdictional public utility under the FPA. Until 1992, FERC's ability to compel wheeling was very limited, and the availability of voluntary wheeling service could be a significant factor in determining whether a site was viable for project development.

    FERC's authority under the FPA to require electric utilities to provide transmission service on a case-by-case basis to QFs, EWGs, and other power generators was expanded substantially by the Energy Policy Act. Furthermore, in 1996 FERC issued a rulemaking order, Order 888, in which FERC asserted the power, under its authority to eliminate undue discrimination in transmission, to compel all jurisdictional public utilities under the FPA to file open access transmission tariffs consistent with a pro forma tariff drafted by FERC. Although the pro forma tariff does not cover the pricing of transmission service, Order 888 is expected to improve transmission access for independent power producers such as EME.

RETAIL COMPETITION

    In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of most states are considering, or have considered, whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service (e.g., the delivery of electric power through its local distribution lines) from its transmission and generation service (e.g., the provision of electric power from the utility's generating facilities or wholesale power purchases). A few state commissions and legislatures have already issued orders or passed legislation requiring utilities to begin to offer unbundled retail distribution service (retail wheeling) beginning as soon as 1998. Other states are expected to move toward retail competition in 1997.

    The competitive pricing environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, EME expects that most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices in an effort to reduce the "stranded investment" costs of their utility customers.

    EME believes that, as a predominately low cost producer of electricity, it will ultimately benefit from any increased competition that may arise from the opening of the retail market. Although EME's EWGs are forbidden under PUHCA from selling electric power at retail, its QFs will be permitted to market power directly to large industrial users that could not previously be served, because of local franchise laws or the inability to obtain retail wheeling. EME also believes it will be an attractive supplier to power marketers serving the newly-open retail markets.

ENVIRONMENTAL REGULATION

    The construction and operation of power projects are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over the projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations. EME conducted a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1996. However, possible future developments, such as more stringent environmental laws and regulations, could affect the costs and the manner in which EME conducts its business. There can be no assurance that in such event EME would be able to recover such increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all of the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    In 1990, Congress passed amendments (the 1990 Amendments) to the Clean Air Act that greatly expand the scope of federal regulations in several significant respects. Certain EME projects are anticipated to make capital expenditures of approximately $23.5 million ($11.75 million is EME's share) from 1997 through 1999 in order to comply with the 1990 Amendments. Provisions related to nonattainment, air toxins, permitting, enforcement and "acid rain" may affect EME's projects; however, final details of all these programs have not been issued by the United States Environmental Protection Agency and state agencies.

    The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) requires the cleanup of sites from which there has been a release or threatened release of hazardous substances. At the present time, EME is not aware of any Superfund liability; however, there can be no assurance that EME will not incur such liability in the future.

FOREIGN AND DOMESTIC OPERATIONS
-------------------------------

    A summary of EME's operations by geographic area including operating revenues, net income (loss) and identifiable assets is incorporated herein by reference from note 15 (Geographic Areas--Financial Data) of Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    EME leases its principal office in Irvine, California. This lease is approximately 89,500 square feet contained on five floors. The term of the lease for approximately 65,500 square feet expires on December 31, 2002 with two five-year options to extend. The term of the lease for the balance of approximately 24,000 square feet expires on December 31, 2002 with no options to extend. EME also leases office space in Fairfax, Virginia which is not material. Subsidiaries of EME also lease office space in Barcelona, Spain; Esenyurt, Turkey; Jakarta, Indonesia; London, England; Melbourne, Australia; Rome, Italy; and Singapore, none of which are material.

    The following table shows the material properties owned or leased by EME, its subsidiaries, or partnerships. Each property represents at least five percent of EME's income before tax or is one in which EME has an investment balance greater than $50 million. All of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.

                                                DESCRIPTION OF PROPERTIES

                                                         INTEREST
    PLANT OR PROJECT         LOCATION                     IN LAND     PLANT DESCRIPTION
    ----------------         --------                     --------    -----------------
    Brooklyn Navy Yard       Brooklyn, New York             Leased     Natural gas-turbine cogeneration facility

    First Hydro              Dinorwig, Wales                Owned      Pumped-storage electric power facility

    First Hydro              Ffestiniog, Wales              Owned      Pumped-storage electric power facility

    Kern River               Oildale, California            Leased     Natural gas-turbine cogeneration facility

    Loy Yang B Unit 1 and 2  Victoria, Australia            Owned      Coal-fired power facility

    March Point 1 and 2      Anacortes, Washington          Leased     Natural gas-turbine cogeneration facility

    Midway-Sunset            Fellows, California            Leased     Natural gas-turbine cogeneration facility

    Paiton                   East Java, Indonesia           Leased     Coal-fired power facility under construction

    Roosecote                Barrow-in-Furness, Cumbria, UK Owned      Combined cycle generation technology

    Sycamore                 Oildale, California            Leased     Natural gas-turbine cogeneration facility

    Watson                   Carson, California             Leased     Natural gas-turbine cogeneration facility

ITEM 3. LEGAL PROCEEDINGS

    PMNC Litigation -In February 1997, a civil action was commenced in the
    ---------------
Superior Court of the State of California, Orange County, entitled The Parsons
                                                                   -----------
Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P., Mission
-------------------------------------------------------------------------------
Energy New York, Inc. and B-41 Associates. L.P., Case No. 774980, in which
-----------------------------------------------
plaintiffs assert general monetary claims under the Construction Turnkey Agreement in the amount of $136,800,000. Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons
                ---------------------------------------------------------------
Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc.
-------------------------------------------------------------------------------
and The Parsons Corporation, in the Supreme Court of the State of New York,
---------------------------
Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13,000,000 under the Construction Turnkey Agreement. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

    EME experiences other routine litigation in the normal course of its business. None of such pending litigation is expected to have a material adverse effect on the consolidated financial position or results of operations of EME. See "Certain Regulatory Matters--Environmental Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

    All of the outstanding Common Stock of EME is, as of the date hereof, owned by The Mission Group, which is a wholly owned subsidiary of Edison International. There is no market for the Common Stock.

    Dividends of the Common Stock will be paid when declared by the Board of Directors of EME. In 1996, EME made a dividend payment of $150 million to The Mission Group. At present, EME has no plans to pay a dividend on the Common Stock.

    In November 1994, Mission Capital, L.P. (Mission Capital), a limited partnership of which EME is the sole general partner, issued 3.5 million 9-7/8% Cumulative Monthly Income Preferred Securities, Series A (the Preferred Securities) and EME issued $90,206,186 of 9-7/8% junior subordinated deferrable interest debentures due 2024 (the Debentures) pursuant to a subordinated indenture dated as of November 30, 1994 (the Subordinated Indenture) between EME and The First National Bank of Chicago, as trustee. During August 1995, Mission Capital issued 2.5 million 8-1/2% Cumulative Monthly Income Preferred Securities, Series B (the Preferred Securities) and EME issued $64,432,990 of 8-1/2% junior subordinated deferrable interest debentures due 2025 pursuant to the Subordinated Indenture. EME issued a guarantee (the Guarantee) in favor of the holders of the Preferred Securities, which guarantees the payments of distributions declared on the Preferred Securities, payments upon a liquidation of Mission Capital and payments on redemption with respect to any Preferred Securities called for redemption by Mission Capital. So long as any Preferred Securities remain outstanding, EME will not be able to declare or pay, directly or indirectly, any dividend on, or purchase, acquire or make a distribution or liquidation payment with respect to, any of its Common Stock if at such time (i) EME shall be in default with respect to its payment obligations under the Guarantee, (ii) there shall have occurred any event of default under the Subordinated Indenture, or (iii) EME shall have given notice of its selection of an extended interest payment period as provided in the Indenture and such period, or any extension thereof, shall be continuing.


ITEM 6. SELECTED FINANCIAL DATA

  (IN MILLIONS)                                                      YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                       1996        1995        1994        1993       1992
                                                       ----        ----        ----        ----       ----
   INCOME STATEMENT DATA
   Operating revenues                                 $843.6      $467.3      $380.6      $290.5     $183.1
   Operating expense                                   476.5       264.0       199.9       258.7<F1>   60.6
                                                      ------      ------      ------      ------     ------
   Income from operations                              367.1       203.3       180.7        31.8      122.5
   Interest expense                                   (164.2)      (93.1)      (89.0)      (33.5)      (5.7)
   Interest and other income                            40.7        33.1        38.8         4.7       12.0
   Minority interest                                   (69.5)      (48.3)      (46.1)      (11.4)       --
                                                      ------      ------      ------      ------     ------
   Income (loss) before income taxes                   174.1        95.0        84.4        (8.4)     128.8
   Provision (credit) for income taxes                  82.0        31.0        29.4        (4.2)      39.5
                                                      ------      ------      ------      ------     ------
   Income (loss) before cumulative effect
     of change in accounting principle                  92.1        64.0        55.0        (4.2)      89.3
   Cumulative effect on prior periods of
     change in accounting for income taxes                --          --          --         6.5         --
                                                      ------      ------      ------      ------     ------
    Net income                                        $ 92.1      $ 64.0      $ 55.0      $  2.3     $ 89.3
                                                      ======      ======      ======      ======     ======

   (IN MILLIONS)                                                         DECEMBER 31,
                                                     ------------------------------------------------------
                                                       1996        1995        1994        1993       1992
                                                       ----        ----        ----        ----       ----

    BALANCE SHEET DATA
    Assets                                          $5,152.5    $4,374.0    $2,842.9    $2,286.1   $2,387.6
    Current liabilities                                270.9       199.8       170.9       116.3      186.7
    Long-term obligations                            2,419.9     1,839.0     1,159.0       962.6      866.0
    Shareholder's equity                             1,019.9     1,028.5       622.2       551.3      710.3

   (IN MILLIONS)                                                     YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                       1996        1995        1994        1993       1992
                                                       ----        ----        ----        ----       ----
    PROPORTIONATE DATA (UNAUDITED)<F2>
    Operating revenues                               $1,261.8     $865.4      $733.0      $712.8     $625.5
    Operating expense                                   912.4      650.3       552.5       667.5<F1>  474.1
                                                     --------     ------      ------      ------     ------
    Income from operations                              349.4      215.1       180.5        45.3      151.4
    Interest expense                                   (212.8)    (160.9)     (138.5)      (69.8)     (46.9)
    Interest and other income                            44.2       42.1        45.7        16.1       24.3
                                                     --------     ------      ------      ------     ------
    Income (loss) before income taxes                   180.8       96.3        87.7        (8.4)     128.8
    Provision (credit) for income taxes                  88.7       32.3        32.7        (4.2)      39.5
                                                     --------     ------      ------      ------     ------
    Income (loss) before cumulative effect
      of change in accounting principle                  92.1       64.0        55.0        (4.2)      89.3
    Cumulative effect on prior periods of
      change in accounting for income taxes                --         --          --         6.5         --
                                                     --------     ------      ------      ------     ------
    Net income                                       $   92.1     $ 64.0      $ 55.0      $  2.3     $ 89.3
                                                     ========     ======      ======      ======     ======

    Operating cash flow<F3>                          $  493.7     $326.5      $264.9      $202.9     $197.3
                                                     ========     ======      ======      ======     ======

<F1> For the year ended December 31, 1993, operating expenses include special charges of $98.4 million. Special charges include
     (1) costs (unreimbursed development expenses and capitalized interest) associated with the termination of negotiations for the Carbon II project in Mexico of $28.0 million; (2) a reserve of $52.4 million, which reflects the reduced  value of investments in five geothermal power plants due to lower gas price forecasts; and (3) a reserve of $18.0 million for project development and other costs.

<F2> Reflects EME's pro rata ownership interest in its energy projects and oil and gas investments.  While pro rata or proportionate accounting is not in accordance with generally accepted accounting principles, except in certain industries, it is presented to provide a better understanding and assessment of EME's consolidated financial statements.  A discussion of
     EME's operations on a proportionate basis is included in Item 7.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition.

<F3> Income from operations plus depreciation, amortization and other non-cash charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition thereunder and elsewhere herein.

GENERAL
-------

    Edison Mission Energy (EME) is one of the leading independent producers of electricity worldwide. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities. EME's investments include 54 projects totaling 9,291 megawatts (MW) of generation capacity, of which 7,549 are in operation and 1,742 are under construction.

    EME's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Electric revenues accounted for 77%, 64% and 54% of total operating revenues during 1996, 1995 and 1994, respectively. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

    Electric revenues are derived from consolidated results of operations of five international entities. Equity in income from energy projects relates to EME's ownership interest of 50% or less in projects. The equity method of accounting is generally used to account for the operating results of entities over which a company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities. Equity in income from oil and gas investments is EME's proportional interest in the net income derived from investments in certain fuel interests.

ACQUISITIONS
------------

    In December 1995, First Hydro Finance Plc (First Hydro Finance), an indirect subsidiary of EME, purchased all of the outstanding shares of First Hydro Company (First Hydro), formerly First Hydro Limited, for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets consist of two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW.

    This acquisition was funded through a combination of (i) a $621 million (400 million pounds sterling) credit facility with a bank and (ii) a $455 million (295.3 million pounds sterling) equity investment funded from a combination of a $350 million capital contribution from Edison International (EME's parent company), and from EME's working capital and credit lines. In January 1996, the 400 million pounds sterling credit facility was canceled upon repayment of all outstanding principal and accrued interest with proceeds from the issuance of 400 million pounds sterling of 9% Guaranteed Secured Bonds due on July 31, 2021.

    The acquisition has been accounted for utilizing the purchase method, whereby the cost of the acquisition was allocated to the assets acquired and the liabilities assumed based upon their respective fair values. The excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The consolidated statement of income for 1995 includes operating results of the acquired business beginning in December 1995.

    In January 1996, EME purchased the remaining 66% of Iberian Hy-Power Amsterdam B.V. (Iberian Hy-Power) for approximately $20 million increasing its ownership to 100%. Iberian Hy-Power owns interests in 18 run-of-the-river hydroelectric facilities in Spain totaling 86 MW.

RESULTS OF OPERATIONS
---------------------

Operating Revenues

    Operating revenues increased significantly in 1996 and 1995, resulting primarily from increases in electric revenues primarily due to (1) the acquisition of First Hydro in December 1995 combined with its strong operating performance since acquisition, (2) the start of commercial operation of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996, both of which were previously under construction, and (3) the increase in ownership of Iberian Hy-Power from 34% to 100% in January 1996. There were no comparable revenues for First Hydro for the first 11 months of 1995 and no comparable electric revenues for Iberian Hy-Power, Loy Yang B Unit 2 and Kwinana for fiscal year 1995. The 1995 increase in electric revenues over 1994 was primarily due to the acquisition of First Hydro and a $42.1 million increase in revenues from the Roosecote project, which was operational for the full year in 1995.

    Equity in income from energy projects in 1996 rose slightly over 1995, compared with a 7% decrease in 1995 from 1994. The 1995 decrease resulted from one-time reductions in fuel transportation charges for several domestic projects in 1994 and lower electric and steam revenues for several domestic projects in 1995 attributable to lower fuel prices upon which the revenues are based.
Equity in income from oil and gas investments increased substantially in 1996 compared with 1995, primarily due to higher oil and gas prices and increased gas production. Operation and maintenance services revenues increased both in 1996 and 1995 due to increases in the number of operating projects under contract.

    A significant number of EME's domestic projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months. In addition, First Hydro experienced higher energy sales in 1996 due to higher capacity prices resulting from narrowing of the margin between the demand and available generation forecast over the summer months and increased utilization. Unusual weather conditions and unanticipated facility maintenance may have an effect on future quarterly revenues.

Operating Expenses

    Total operating expenses increased $212.4 million in 1996 and $64.1 million in 1995. The 1996 increase resulted from higher fuel expense, plant operations and depreciation and amortization resulting from no comparable expenses for First Hydro for the first 11 months of 1995 and no comparable expenses for Iberian Hy-Power, Loy Yang B Unit 2 and Kwinana for fiscal year 1995. The 1995 increase resulted from higher fuel and plant operating expenses at the Roosecote project, which was operational for the full year in 1995, and the addition of operations related to First Hydro in December 1995. Fuel and plant operations expense increased $140.4 million in 1996 and $41.9 million in 1995, and depreciation and amortization expense increased $44.3 million in 1996 and $5.6 million in 1995. Administrative and general expenses increased $26.6 million in 1996 and $12.8 million in 1995 primarily due to continued worldwide development. The 1996 increase is also attributable to an increase of approximately $18 million in compensation expense as a result of charges related to EME's phantom stock plan and to a voluntary retirement offer for non-union employees. Operation and maintenance services expense increased in 1996 and 1995 due to the increased number of operating projects during those periods.

Other Income (Expense)

    Interest and other income decreased $9.3 million in 1996 from 1995, compared with a decrease of $4.7 million in 1995 from 1994. The 1996 decrease was primarily due to income recognized in August 1995 for reimbursement of certain 1994 development expenses not previously recognized in settlement of EME's remaining investment in Minera Carbonifera Rio Escondido. The decrease in 1995 was principally due to insurance proceeds received from the business interruption claim related to a transformer failure at the Roosecote project in 1994.

    During the second quarter of 1996, CalEnergy Company, Inc., EME's partner in four operating geothermal projects in California, purchased all of the stock of four wholly owned subsidiaries of EME, which held 50% interests in these projects. The purchase price of $70 million resulted in a pre-tax gain of $20 million. There will be no impact on EME's future revenues as EME discontinued recognizing earnings from these projects during 1993.

    Interest incurred increased $65.8 million in 1996 and $7 million in 1995. The 1996 increase was due primarily to a full year's inclusion of interest on the debt related to the First Hydro acquisition and debt related to Iberian Hy-Power. Higher interest incurred in 1995 was associated with higher project debt levels. Capitalized interest decreased slightly in 1996 from 1995, compared with an increase of $12.2 million in 1995 over 1994. The 1996 decrease is due to lower amounts capitalized on construction projects primarily related to the completion of construction and resultant commercial operation of Loy Yang B Unit 2 in October 1996. The 1995 increase was due to higher amounts capitalized on construction projects principally related to Loy Yang B Unit 2.

    Dividends on preferred securities increased $3 million in 1996 and $9.4 million in 1995. The significant increase in 1995 is due to the issuance of Series A preferred securities during the fourth quarter of 1994 and the issuance of Series B preferred securities during the third quarter of 1995. The increase in 1996 was due to the inclusion of a full year of dividends on the Series B preferred securities.

    Minority interest expense increased $21.2 million in 1996 over 1995, compared with an increase of $2.2 million in 1995 over 1994. The 1996 increase is due to Loy Yang B Unit 2 commencing commercial operation in October 1996.

Provision for Income Taxes

    EME had an effective tax provision rate of 47.1%, 32.6% and 34.8% in 1996, 1995 and 1994, respectively. The increase in the 1996 effective tax rate was primarily due to higher international earnings taxed at higher tax rates and expenditures not deductible in foreign jurisdictions. The decrease in the 1995 effective tax rate was primarily due to a larger dividends received deduction in 1995. The dividends received deduction represents dividend income from unconsolidated entities that is not subject to tax because taxes have already been provided at the entity level.

PROPORTIONATE RESULTS OF OPERATION
-----------------------------------

    Because significant investments of EME are not consolidated, EME believes that the discussion set forth below of certain proportionate data facilitates an understanding and assessment of its results of operations. Proportionate accounting reflects EME's pro rata ownership interest in its energy projects and oil and gas investments. Except for certain industries, proportionate accounting is not in accordance with generally accepted accounting principles.

    Operating revenues increased in 1996 and 1995, resulting primarily from increases in electric revenues primarily due to (1) the acquisition of First Hydro in December 1995 combined with its strong operating performance since acquisition, (2) the start of commercial operations of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996, both of which were previously under construction, and (3) the increase in ownership of Iberian Hy-Power from 34% to 100% in January 1996. The 1995 increase was a result of the addition of the First Hydro project and increased revenues at the Roosecote project, which was operational for the full year in 1995. The 1996 increase in operating expenses resulted from higher fuel expense, plant operations and depreciation and amortization resulting from no comparable expenses for First Hydro for the first 11 months of 1995 and no comparable expenses for Iberian Hy-Power, Loy Yang B Unit 2 and Kwinana for fiscal year 1995. The 1995 increase in operating expenses was primarily due to higher fuel and plant operations expenses at the Roosecote project and the addition of operations at the First Hydro project.

    Interest expense increased in 1996 and 1995, principally a result of higher project debt levels. Interest and other income increased in 1996 over 1995, compared with a decrease in 1995 from 1994. The 1996 increase is primarily due to a pre-tax gain of $20 million on the sale of EME's interest in four operating geothermal projects (discussed above) partially offset by income recognized in 1995 for reimbursement of certain 1994 development expenses not previously recognized in settlement of EME's remaining investment in Minera Carbonifera Rio Escondido. The decrease in 1995 was principally due to insurance proceeds from the business interruption claim related to the transformer failure at the Roosecote project in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Cash provided by operating activities is derived primarily from distributions from energy projects and dividends from investments in oil and gas. For the year ended December 31, 1996, net cash provided by operating activities increased $144.6 million over 1995, compared with a slight decrease of $2 million in 1995 from 1994. The 1996 improvement primarily reflects higher net income, increased dividends from oil and gas investments and improved accounts receivable collections principally attributable to First Hydro.

    Dividends from investments in oil and gas rose $31.1 million in 1996 over 1995, and decreased $38.1 million in 1995 from 1994. The 1996 increase was principally due to increased dividends paid by Four Star Oil & Gas Company (Four
Star) as a result of higher earnings in 1996. The 1995 decrease was primarily the result of special one-time dividends paid by Four Star in 1994, which were not paid out of current year operating cash flow. In 1994, Four Star paid a $51.2 million dividend to EME from the proceeds received from a $330 million project financing. A portion of the financing proceeds was also utilized by Four Star to purchase certain gas properties from Texaco Exploration and Production, Inc. for $143 million.

    Net cash provided by financing activities significantly decreased during 1996 from 1995, compared with a substantial increase during 1995 over 1994.
The 1996 decrease was primarily attributable to (1) a reduction in net borrowings under EME's $500 million revolving credit facility in 1996, (2) a dividend paid to Edison International of $150 million in 1996 compared with a $350 million capital contribution received from Edison International in 1995 (pursuant to the acquisition of First Hydro) and (3) proceeds of $62.5 million received in 1995 from the issuance of Series B Preferred Securities. In addition, EME issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million) in January 1996. The net proceeds received were used to repay the borrowings under the 400 million pounds sterling credit facility entered into by First Hydro Finance in December 1995 in connection with the First Hydro acquisition. The 1995 increase was principally due to the $350 million capital contribution received from Edison International and the issuance of debt related to the First Hydro acquisition.

    On December 20, 1996, Edison Mission Energy Funding Corp., 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales. The senior notes and bonds are secured by the pledge of (i) notes issued by four EME subsidiaries that own interests in four California cogeneration projects: the Kern River project (300 MW), the Midway-Sunset project (225 MW), the Sycamore project (300 MW) and the Watson project (385 MW), (ii) 99% of the capital stock of Edison Mission Energy Funding Corp. and (iii) a guarantee issued by the four EME subsidiaries. The financing structure was designed to pool and cross-collateralize available cash flow to the four EME subsidiaries from the four projects thus providing for repayment of the senior notes and bonds with available cash flow from the four projects. The obligations of the four EME subsidiaries are non-recourse to EME.

    The $450 million of securities issued by Edison Mission Energy Funding Corp. consist of $260 million of Series A Notes and $190 million of Series B Bonds which mature in September 2003 and September 2008, respectively. The Series A Notes and Series B Bonds bear an interest rate of 6.77% and 7.33%, respectively, and were rated BBB by Standard & Poor's Corporation and Baa1 by Moody's Investors Services, Inc. The principal and interest payments under the notes issued by the four EME subsidiaries are identical in terms as the Series A Notes and Series B Bonds.

    The net proceeds from the sale of securities were used by EME to repay borrowings under its $500 million revolving credit facility, retire EME's 200 million Australian dollar credit facility, defease other project debt and for other general corporate purposes.

     Net cash used in investing activities significantly decreased in 1996 from 1995, compared with an increase in 1995 over 1994. The decrease in 1996 and the increase in 1995 were principally due to the purchase of First Hydro for approximately $1 billion in December 1995. Proceeds of $70 million received from the sale of four of EME's operating geothermal facilities in April 1996 also contributed to the decline in 1996. EME invested $119.4 million, $192.8 million and $138.8 million in 1996, 1995 and 1994, respectively, in new plant and equipment principally related to Loy Yang B Unit 2 and the Kwinana project.

    At December 31, 1996, EME had cash and cash equivalents of $383.6 million and had available $430 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. The credit facility provides credit available in the form of cash advances or letters of credit, and bears interest on advances under the London Interbank Offered Rate plus the applicable margin as determined by EME's long-term debt ratings (0.275% margin at December 31, 1996), the Base Rate (substantially similar to what is commonly known as the "prime" rate, which was 8.25% at December 31, 1996), or on a competitive auction basis. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY

 PROJECTS                             LOCAL CURRENCY                              U.S. ($ IN MILLIONS)
 --------                             --------------                              --------------------
 Paiton (i)                                                                               223
 ISAB (ii)                            244 billion Italian Lira                            161
 Kwinana (iii)                        31 million Australian Dollar                         24

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW gas-fired power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

(iii) Kwinana is a 116-MW gas-fired cogeneration power plant near Perth, Australia. Two wholly owned subsidiaries of EME own a 100% interest. Kwinana began commercial operation in December 1996. Equity was contributed on January 31, 1997.

    Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY

 PROJECTS                                       LOCAL CURRENCY                    U.S. ($ IN MILLIONS)
 --------                                       --------------                    --------------------
 Brooklyn Navy Yard (i)                                                                   294
 Paiton (ii)                                                                              141
 Kwinana                                 3 million Australian Dollar                        3
 Loy Yang B                              5 million Australian Dollar                        4
 All Other                                                                                 19

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project, but funded all of the required equity during construction. Estimated total cost is $485 million of which $442 million has been spent through December 31, 1996. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In the fourth quarter of 1996, EME executed a new Energy Sales Agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under that agreement on November 1. The contractor has recently asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

    Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1996, if required, would be $248 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

    Certain EME subsidiaries are required to fund capital expenditures of project facilities, which are estimated to be $47 million at December 31, 1996 (principally related to the Brooklyn Navy Yard project).

    EME and its subsidiaries may incur additional obligations to make equity and other contributions to projects in the future. EME believes that it will have sufficient liquidity on both a short and long-term basis to fund pre-financing project development costs, make equity contributions to partnerships, pay corporate debt obligations and pay other administrative and general expenses as they are incurred from (1) distributions from energy projects and dividends from investments in oil and gas, (2) proceeds from the repayment of loans to energy projects, (3) funds available from EME's revolving credit facility and (4) additional corporate borrowings.


CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS
Changes in interest rates, changes in electricity pool pricing in the U.K., and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense was increased by $6.2 million, $6.5 million and $7.9 million for the years 1996, 1995 and 1994, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a materially adverse effect on financial position or results of operations.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were decreased by $4.5 million for the year ended December 31, 1996 and $29 million in December 1995, as a result of electricity rate swap agreements.

    Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of EME's equity contributions to, and distributions from, its foreign projects. As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can be expected to have a greater impact on EME's results of operations in the future. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. In addition, EME has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner that is consistent with historical or forecasted relationships. Foreign exchange considerations for certain major international projects are discussed below.

    The First Hydro project in the U.K. has been financed in the local currency (pound sterling) thereby hedging the majority of the acquisition cost against foreign exchange fluctuations. Furthermore, EME has evaluated the return on the remaining equity portion of the investment with regard to the likelihood of various foreign exchange scenarios. These analyses use market derived volatilities, statistical correlations between certain variables, and long-term forecasts to predict ranges of expected returns. Management has determined that the investment return for First Hydro is adequately insulated from a broad range of foreign exchange scenarios at this time.

    The Paiton project's power sales contract provides for payments denominated in Rupiah that are adjusted to account for exchange rate fluctuations between the Rupiah and U.S. dollar. Both capacity and energy payments have a Rupiah component and U.S. dollar component. Each component is adjusted annually beginning in 1999 (when the project becomes fully operational) based on changes in the Indonesian and U.S. consumer price indices after 1997.

    In December 1996, EME repaid a 200 million Australian dollar loan that was originally structured to hedge a portion of the foreign exchange risk associated with EME's equity investment in the Loy Yang B project in Australia. The decision to repay the loan was based on management's view that the cost of the hedge was high relative to the current volatility of the Australian dollar and the sensitivity of EME's investment returns to likely and less likely fluctuations.

    EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

    The electric power generated by EME's operating projects that are generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts are expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements.

ENVIRONMENTAL MATTERS OR REGULATIONS EME is subject to environmental regulation by federal, state and local authorities in the U.S. and foreign regulatory authorities with jurisdiction over projects located outside the U.S. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.

    EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

PROPOSED NEW ACCOUNTING STANDARD During 1996, the Financial Accounting Standards Board issued an exposure draft, that would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant asset accounts when the obligation is incurred. Management has commenced a review of the potential impact of this exposure draft and will conclude such review during 1997. Based on information obtained to date, management does not expect the impact of this proposed new accounting standard to have a material impact on EME's financial position or results of operations.

RECENT DEVELOPMENTS On March 4, 1997, EME entered into an agreement to sell its ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd. for approximately $71 million. B.C. Star, an oil and gas partnership between Texaco Canada Petroleum Inc. and Mission Energy Canada Corporation, a wholly owned subsidiary of EME, operates 11 producing properties in British
Columbia, Canada, with current production of approximately 60 million cubic feet per day of natural gas and 1,000 barrels per day of oil and natural gas liquids. The transaction is expected to close on or about April 30, 1997.
EME expects to record an after-tax gain upon the closing of the transaction in the second quarter of 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
    Report of Independent Accountants.
    Consolidated Statements of Income for the years ended December 31, 1996,
      1995 and 1994.
    Consolidated Balance Sheets at December 31, 1996 and 1995.
    Consolidated Statements of Shareholder's Equity for the years ended December
      31, 1996, 1995 and 1994.
    Consolidated Statements of Cash Flows for the years ended December 31, 1996,
      1995 and 1994.
     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                     EDISON MISSION ENERGY AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Edison Mission Energy:

    We have audited the accompanying consolidated balance sheets of Edison Mission Energy (a California corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edison Mission Energy and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Orange County, California
March 14, 1997

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                --------------------------------------------
                                                                   1996             1995             1994
                                                                ----------       ----------       ----------
 OPERATING REVENUES:
       Electric revenues                                        $650,838         $297,200         $206,990
       Equity in income from energy projects                     128,823          125,880          135,794
       Equity in income from oil and gas                          25,090            9,939           10,206
       Operation and maintenance services                         38,867           34,327           27,609
                                                                ---------        ---------        ---------
          Total operating revenues                               843,618          467,346          380,599
                                                                ---------        ---------        ---------

 OPERATING EXPENSES:
       Fuel                                                      137,151           79,162           54,840
       Plant operations                                          124,451           42,078           24,515
       Operation and maintenance services                         28,065           26,845           22,999
       Depreciation and amortization                              89,853           45,589           39,946
       Administrative and general                                 96,954           70,354           57,585
                                                                ---------        ---------        ---------
          Total operating expenses                               476,474          264,028          199,885
                                                                ---------        ---------        ---------
          Income from operations                                 367,144          203,318          180,714
                                                                ---------        ---------        ---------

 OTHER INCOME (EXPENSE):
       Interest and other income                                  20,766           30,034           34,779
       Gain on sale of interest in energy projects                19,986            3,144            4,107
       Interest expense                                         (151,139)         (83,050)         (88,285)
       Dividends on preferred securities                         (13,100)         (10,095)            (744)
       Minority interest                                         (69,547)         (48,343)         (46,158)
                                                                ---------        ---------        ---------
          Total other income (expense)                          (193,034)        (108,310)         (96,301)
                                                                ---------        ---------        ---------

       Income before income taxes                                174,110           95,008           84,413
       Provision for income taxes                                 82,045           31,000           29,369
                                                                ---------        ---------        ---------
 NET INCOME                                                     $ 92,065         $ 64,008         $ 55,044
                                                                =========        =========        =========






    The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      December 31,
                                                                           -------------------------------
                                                                              1996                 1995
                                                                           -----------          ----------
 ASSETS

 Current Assets
       Cash and cash equivalents                                           $  383,634            $  137,540
       Accounts receivable - trade                                             71,046                88,988
       Accounts receivable - affiliates                                        10,798                10,348
       Prepaid expenses and other                                              13,747                13,268
                                                                           ----------            ----------
          Total current assets                                                479,225               250,144
                                                                           ----------            ----------
 Investments
       Energy projects                                                        794,646               723,935
       Oil and gas                                                            121,237               156,905
                                                                           ----------            ----------
          Total investments                                                   915,883               880,840
                                                                           ----------            ----------
 PROPERTY, PLANT AND EQUIPMENT                                              3,401,006             2,845,422
       Less accumulated depreciation and amortization                         152,458                83,275
                                                                           ----------            ----------
          Net property, plant and equipment                                 3,248,548             2,762,147
                                                                           ----------            ----------
 OTHER ASSETS
       Long-term receivables                                                   91,567                86,030
       Goodwill                                                               334,481               311,942
       Deferred financing costs and other                                      82,768                82,933
                                                                           ----------            ----------
          Total other assets                                                  508,816               480,905
                                                                           ----------            ----------
 TOTAL ASSETS                                                              $5,152,472            $4,374,036
                                                                           ==========            ==========






    The accompanying notes are an integral part of these consolidated financial statements.


                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     December 31,
                                                                          -------------------------------
                                                                            1996                  1995
                                                                          ----------           ----------
 LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES
       Accounts payable - affiliates                                      $   35,996           $   11,500
       Accounts payable and accrued liabilities                              118,824              137,623
       Interest payable                                                       35,076               13,641
       Current maturities of long-term obligations                            80,994               37,009
                                                                          ----------           ----------
          Total current liabilities                                          270,890              199,773
                                                                          ----------           ----------
 LONG-TERM OBLIGATIONS NET OF CURRENT MATURITIES                           2,419,890            1,839,003
                                                                          ----------           ----------
 LONG-TERM DEFERRED LIABILITIES
       Deferred taxes and tax credits                                        545,449              502,611
       Other                                                                  39,049               23,958
                                                                          ----------           ----------
          Total long-term deferred liabilities                               584,498              526,569
                                                                          ----------           ----------
          Total liabilities                                                3,275,278            2,565,345
                                                                          ----------           ----------
 MINORITY INTERESTS                                                          707,289              630,154
                                                                          ----------           ----------
 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
       SECURITY OF PARTNERSHIP HOLDING SOLELY
       PARENT DEBENTURES                                                     150,000              150,000
                                                                          ----------           ----------
 COMMITMENTS AND CONTINGENCIES
       (Notes 6, 11 and 12)

 SHAREHOLDER'S EQUITY
       Common stock, no par value; 10,000 shares
         authorized; 100 shares issued and outstanding                        64,130               64,130
       Additional paid-in capital                                            629,289              629,289
       Retained earnings                                                     262,594              320,529
       Cumulative translation adjustments                                     63,892               14,589
                                                                          ----------           ----------
          Total shareholder's equity                                       1,019,905            1,028,537
                                                                          ----------           ----------
 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $5,152,472           $4,374,036
                                                                          ==========           ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (IN THOUSANDS)

                                                   Additional                    Cumulative
                                      Common        Paid-in        Retained      Translation    Shareholder's
                                      Stock         Capital        Earnings      Adjustments      Equity
                                      ------        --------       --------      -----------     ------------
 BALANCE AT DECEMBER 31, 1993         $64,130       $285,789       $203,165      $  (1,794)       $  551,290
     Net income                          --             --           55,044           --              55,044
     Non-cash dividends                  --             --           (1,688)          --              (1,688)
     Translation adjustments             --             --             --           17,601            17,601
                                      -------       --------        --------     ----------       -----------
 BALANCE AT DECEMBER 31, 1994          64,130        285,789         256,521        15,807           622,247
     Net income                          --             --            64,008          --              64,008
     Cash contributions                  --          350,000            --            --             350,000
     Issuances of stock by a
       subsidiary                        --           (6,500)           --            --              (6,500)
     Translation adjustments             --             --              --          (1,218)           (1,218)
                                      -------        --------       ---------    ----------       -----------
 BALANCE AT DECEMBER 31, 1995          64,130        629,289         320,529        14,589         1,028,537
       Net income                        --             --            92,065          --              92,065
       Cash dividends                    --             --          (150,000)         --            (150,000)
       Translation adjustments           --             --              --          49,303            49,303
                                      -------       --------        ---------    ----------       -----------
 BALANCE AT DECEMBER 31, 1996         $64,130       $629,289        $262,594       $63,892        $1,019,905
                                      =======       ========        =========    ==========       ===========








    The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                     -----------------------------------------
                                                                        1996            1995            1994
                                                                     --------        --------        ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                  $     92,065   $     64,008     $    55,044
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in income from energy projects                       (128,823)      (125,880)       (135,794)
          Equity in income from oil and gas                            (25,090)        (9,939)        (10,206)
          Distributions from energy projects                           125,717        158,226         145,688
          Dividends from oil and gas                                    50,576         19,500          57,642
          Depreciation and amortization                                 89,853         45,589          39,946
          Deferred tax provision (credit)                                3,378         (4,559)        (16,770)
          Gain on sale of interest in energy projects                  (19,986)        (3,144)         (4,107)
       Decrease (increase) in accounts receivable                       31,356         (9,662)         (2,187)
       Decrease (increase) in prepaid expenses and other                 4,193            190         (11,115)
       Increase in interest payable                                     18,635          3,293           7,168
       Increase (decrease) in accounts payable and accrued liabilites   10,869        (10,692)         12,717
       Other, net                                                       41,723         22,920          13,865
                                                                      ---------      ---------       ---------
          Net cash provided by operating activities                    294,466        149,850         151,891
                                                                      ---------      ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing on long-term obligations                              188,482        770,320         357,987
       Payments on long-term obligations                              (871,734)       (67,643)       (269,372)
       Issuance of Guaranteed Secured Bonds                            603,840           --              --
       Issuance of debt securities                                     414,275           --              --
       Issuance of preferred securities                                   --           62,500          87,500
       Cash dividend to parent                                        (150,000)          --              --
       Capital contribution from parent                                   --          350,000            --
                                                                      ---------     ----------       ---------
          Net cash provided by financing activities                    184,863      1,115,177         176,115
                                                                      ---------     ----------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
       Investments in energy projects                                  (78,575)       (98,403)        (22,611)
       Loans to energy projects                                       (106,443)      (243,894)       (124,023)
       Payments for common stock of acquired companies                 (34,640)    (1,042,591)        (29,724)
       Capital expenditures                                           (119,407)      (192,808)       (138,757)
       Proceeds from energy projects loan repayments                    32,067        375,330           6,838
       Proceeds from sale of interest in energy projects                70,000         12,457          10,596
       Other, net                                                       (9,321)        (1,358)        (18,749)
                                                                      ---------    -----------       ---------
          Net cash used in investing activities                       (246,319)    (1,191,267)       (316,430)
                                                                      ---------    -----------       ---------
 Effect of exchange rate changes on cash                                13,084           (365)          1,325
                                                                      ---------    -----------       ---------
 Net increase in cash and cash equivalents                             246,094         73,395          12,901
 Cash and cash equivalents at beginning of period                      137,540         64,145          51,244
                                                                      ---------    -----------       ---------
 Cash and cash equivalents at end of period                         $  383,634    $   137,540    $     64,145
                                                                    ===========   ============   =============


    The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


NOTE 1. ORGANIZATION
--------------------

    Edison Mission Energy (EME) is a wholly owned subsidiary of The Mission Group (TMG), a wholly owned, non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company (Edison). EME is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Consolidations

    The consolidated financial statements include EME and its majority owned subsidiaries, partnerships and a joint venture. At December 31, 1996, EME indirectly owned 51% of the Loy Yang B joint venture, which owns the Loy Yang B project, and 80% of the stock of Lakeland Power Limited, which owns the Roosecote project. All significant intercompany transactions have been eliminated. Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Management's Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Investments

    Cash equivalents include time deposits and other investments totaling $240 million at December 31, 1996, with maturities of three months or less. All investments are classified as available-for-sale.

    Investments in energy projects and oil and gas that are 50% or less owned are accounted for by the equity method. The majority of energy projects and all investments in oil and gas are accounted for under the equity method at December 31, 1996.



Property, Plant and Equipment

    Property, plant and equipment, including leasehold improvements and construction in progress, are capitalized at cost and are principally comprised of five energy entities' plants and related facilities. Depreciation and amortization are computed by using the straight-line method over the useful life of the property, plant and equipment and over the lease term for leasehold improvements.

Useful lives for property, plant and equipment are as follows:

       Furniture and office equipment                      3 - 10 years
       Building, plant and equipment                      25 - 50 years
       Civil works                                        60 - 80 years
       Capitalized leased equipment                       10 - 30 years
       Leasehold improvements                             Life of lease

Goodwill

    Goodwill represents the cost incurred in connection with the purchase of First Hydro Company (First Hydro) in excess of the fair value of the net assets acquired in December 1995. This amount is being amortized over 40 years on a straight-line basis. Accumulated amortization was $9.3 million and $0.7 million at December 31, 1996 and 1995, respectively.

Impairment of Investments and Long-Lived Assets

    EME periodically evaluates the potential impairment of its investments in projects and other long-lived assets (including goodwill) based on a review of estimated future cash flows expected to be generated. If the carrying amount of the investment or asset exceeds the amount of the expected future cash flows, an impairment loss is recognized accordingly. Effective January 1, 1996, EME adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires, among other things, that an impairment loss shall only be recognized when the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) and that, when appropriate, the amount of loss to be recognized shall be measured as the amount by which the carrying value exceeds the fair value of the asset. The adoption of this statement did not have a material adverse effect on the consolidated financial position or results of operations of EME.

Capitalized Interest

    Interest incurred on funds borrowed by EME to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in investment in energy projects and property, plant and equipment.

    Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

                                                                             Years Ended December 31,
                                                                     -------------------------------------
                                                                      1996           1995            1994
                                                                     ------         ------          ------
 Interest incurred                                                   $207.2         $141.4          $134.4
 Interest capitalized                                                 (56.1)         (58.3)          (46.1)
                                                                     -------        -------         -------
                                                                     $151.1         $ 83.1          $ 88.3
                                                                     =======        =======         =======

Income Taxes

    EME is included in the consolidated federal income tax and combined state franchise tax returns of Edison International. EME calculates its income tax provision on a separate company basis under a tax sharing arrangement with TMG, which in turn has an agreement with Edison International. Tax benefits generated by EME and used in the Edison International consolidated tax return are recognized by EME without regard to separate company limitations.

    EME accounts for income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates. Investment and energy tax credits are deferred and amortized over the term of the power-purchase agreement of the respective project and production tax credits and certain other allowances are accounted for by the flow-through method. Income tax accounting policies are discussed further in Note 8.

Project Development Costs

    EME capitalizes only the direct costs incurred in developing new projects. These costs consist of professional fees, salaries, permits, bids and other directly related development costs incurred by EME before a partnership or joint venture is formed to develop the project. The capitalized costs are amortized over the life of operational projects or charged to expense if management determines the costs to be unrecoverable.

Deferred Financing Costs

    Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization amounted to $6.9 million in 1996 and $2.5 million in 1995.


Financial Instruments

    EME enters into interest rate swap and cap agreements to manage its interest rate exposure. The related net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. In addition, EME enters into electricity rate swap agreements to manage its exposure to the U.K. market (pool) price volatility. The related price differentials to be paid or received are currently recorded as adjustments to electric revenues.


Translation of Foreign Financial Statements

    Assets and liabilities of most foreign operations are translated at current rates of exchange and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from foreign currency transactions are normally included in other income in the consolidated statements of income. Foreign currency transaction gains and losses were immaterial for 1996 and 1995. Foreign currency transaction gains amounted to $7.8 million for 1994. Gains or losses from translation of foreign currency financial statements are included in shareholder's equity.

Stock-based Compensation

    EME measures compensation expense relative to stock-based compensation by the intrinsic-value method.

NOTE 3. ACQUISITIONS
---------------------

    In December 1995, First Hydro Finance Plc (First Hydro Finance), an indirect subsidiary of EME, purchased all of the outstanding shares of First Hydro, formerly First Hydro Limited, for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets consist of two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW.

    This acquisition was funded through a combination of (i) a $621 million (400 million pounds sterling) credit facility with a bank (see Note 6) and (ii) a $455 million (295.3 million pounds sterling) equity investment funded from a combination of a $350 million capital contribution from Edison International, and from EME's working capital and credit lines.

    The acquisition has been accounted for utilizing the purchase method, whereby the cost of the acquisition was allocated to the assets acquired and the liabilities assumed based upon their respective fair values. The consolidated statement of income for 1995 includes operating results of the acquired business beginning in December 1995.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of First Hydro had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on the fair values, interest expense on acquisition debt and related income tax adjustments. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1995 or 1994 or of the results which may occur in the future.

                                                                                  (Unaudited)
                                                                             Years Ended December 31,
                                                                           ----------------------------
                                                                            1995                  1994
                                                                           ------                ------
 Operating revenue                                                         $690.4                $595.8
 Net income                                                                  80.8                  63.8

    The table below summarizes additional stock acquisitions by EME or its wholly owned subsidiaries during 1994, 1995 and 1996.

                                                                                      Percentage    Purchase
Date                  Acquired By                 Acquisition                          Acquired       Price
----------------      ----------------------      -------------------------------     ----------    --------
Energy Projects
August 8, 1995        MEC Indo Coal B.V.          P.T. Adaro Indonesia                   10.0%        $19.0
January 23, 1996      MEC International B.V.      Iberian Hy-Power Amsterdam B.V.        66.0%         19.5
January 31, 1996      MEC Indonesia B.V.          P.T. Paiton Energy Company              7.5%         10.2

Oil and Gas
September 30, 1994    Mission Energy Oil & Gas    Four Star Oil & Gas Company            12.6%         29.7
                      Company (MEO&GC)            (Four Star)
January 1, 1995       MEO&GC                      Four Star                               6.0%          8.8
August 1, 1996        MEO&GC                      Four Star                               4.4%          4.9

NOTE 4. INVESTMENTS
--------------------

Investments in Energy Projects

    Investments in energy projects, generally 50% or less owned partnerships and corporations, accounted for by the equity method are as follows:

                                                                                    December 31,
                                                                           -----------------------------
                                                                             1996                 1995
                                                                           --------              -------
 Domestic energy projects
       Equity investment                                                   $419.6                $481.3
       Notes receivable                                                     202.6                 141.5
                                                                           ------                ------
          Subtotal                                                          622.2                 622.8

 International energy projects:
       Equity investment and advances                                       172.4                 101.1
                                                                           ------                ------
          Total                                                            $794.6                $723.9
                                                                           ======                ======

    EME's subsidiaries have provided loans or advances related to certain projects. One loan totaled $153.9 million and bears interest at a 10% rate. Another loan amounting to $26.3 million, comprising promissory notes bearing interest at 5% payable semiannually, is due in April 2008. Loans to three other domestic projects amounted to $22.4 million at December 31, 1996, and bear interest at variable rates (8.25% to 12.5%).

    The following table presents summarized financial information of the investments in energy projects, accounted for by the equity method:

                                                                             Years Ended December 31,
                                                                    -----------------------------------------
                                                                      1996             1995            1994
                                                                    --------         --------        --------
 Revenue                                                            $1,383.3         $1,128.9        $1,092.1
 Expenses                                                            1,083.1            862.4           811.4
                                                                    --------         --------        --------
       Net income                                                   $  300.2         $  266.5        $  280.7
                                                                    ========         ========        ========

                                                                                   December 31,
                                                                          -----------------------------
                                                                            1996                  1995
                                                                          --------              -------
 Current assets                                                           $  480.0             $  448.8
 Noncurrent assets                                                         3,653.9              3,647.8
                                                                          --------             --------
       Total assets                                                       $4,133.9             $4,096.6
                                                                          ========             ========
 Current liabilities                                                      $  614.0             $  448.7
 Noncurrent liabilities                                                    2,341.7              2,349.0
 Equity                                                                    1,178.2              1,298.9
                                                                          --------             --------
       Total liabilities and equity                                       $4,133.9             $4,096.6
                                                                          ========             ========

    The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

    The following table presents, as of December 31, 1996, the energy projects accounted for by the equity method that represent at least five percent (5%) of EME's income before tax or in which EME has an investment balance greater than $50 million.

 Energy Project              Location                      Investment     Operating Status
 --------------              --------                      ----------     ----------------
 Brooklyn Navy Yard          Brooklyn, NY                    $175.5       Operating cogeneration facility
 Watson                      Carson, CA                       127.4       Operating cogeneration facility
 Paiton                      East Java, Indonesia             121.8       Coal-fired facility under
                                                                          construction
 Sycamore                    Bakersfield, CA                   60.4       Operating cogeneration facility
 Kern River                  Bakersfield, CA                   52.5       Operating cogeneration facility
 Midway-Sunset               Fellows, CA                       37.2       Operating cogeneration facility
 March Point 1 & 2           Anacortes, WA                      9.8       Operating cogeneration facility

Investments in Oil and Gas

    At December 31, 1996, EME had one 46.85% owned and two 50% owned investments in oil and gas. These investments are accounted for utilizing the equity method. The difference between the carrying value of one oil and gas investment and the underlying equity in the net assets amounted to $49.9 million at December 31, 1996. The difference is being amortized on a unit of production basis over the life of the reserves. The following table presents summarized financial information of the investments in oil and gas:

                                                                            Years Ended December 31,
                                                                     -------------------------------------
                                                                      1996           1995            1994
                                                                     ------         ------          ------
 Operating revenue                                                   $313.7         $230.5          $223.6
 Operating expenses                                                   222.3          187.5           172.2
                                                                     ------         ------          ------
 Operating income                                                      91.4           43.0            51.4
 Provision for income taxes                                            17.2            2.9            10.7
                                                                     ------         ------          ------
 Net income (before non-operating items)                               74.2           40.1            40.7
 Non-operating expense, net                                           (12.0)         (12.5)           (4.0)
                                                                     ------         ------          ------
       Net income                                                    $ 62.2         $ 27.6          $ 36.7
                                                                     ======         ======          ======

                                                                                    December 31,
                                                                           ----------------------------
                                                                            1996                  1995
                                                                           ------                ------
 Current assets                                                            $109.1                $114.0
 Noncurrent assets                                                          526.8                 627.8
                                                                           ------                ------
       Total assets                                                        $635.9                $741.8
                                                                           ======                ======

 Current liabilities                                                       $ 46.2                $ 39.9
 Noncurrent liabilities                                                     336.2                 347.6
 Deferred income taxes                                                       59.0                  76.3
 Equity                                                                     194.5                 278.0
                                                                           ------                ------
       Total liabilities and equity                                        $635.9                $741.8
                                                                           ======                ======

  The undistributed earnings of investments accounted for by the equity method were $138.9 million in 1996 and $118.8 million in 1995.

Long-Term Receivables

    At December 31, 1996, long-term receivables include notes receivable totaling $86 million from EME's former partner in the Carbon II power plant. These notes are secured with shares of stock of its former partner (and certain subsidiaries) in the Carbon II power plant and Micare mines in Mexico. Interest on these notes is payable quarterly at LIBOR plus 2% (7.6% at December 31, 1996), with principal due in November 1999.


NOTE 5. PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

    Property, plant and equipment consist of the following:

                                                                                   December 31,
                                                                           ------------------------------
                                                                             1996                 1995
                                                                           ---------            ---------
 Buildings, plant and equipment                                            $ 2,198.9            $   889.9
 Civil works                                                                   996.0                912.3
 Construction in progress                                                        0.6                857.9
 Capitalized leased equipment                                                  205.5                185.3
                                                                           ---------            ---------
                                                                             3,401.0              2,845.4
 Less accumulated depreciation and amortization                                152.5                 83.3
                                                                           ---------            ---------
                                                                           $ 3,248.5            $ 2,762.1
                                                                           =========            =========

NOTE 6. FINANCIAL INSTRUMENTS
------------------------------

Long-Term Obligations

    Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders are generally relying on specific project assets to repay such obligations. Long-term obligations consist of the following:

                                                                                       December 31,
                                                                                 -------------------------
                                                                                   1996              1995
                                                                                 --------          -------
 EME (parent only):
       Senior Notes, net:
          due 1999 (7.75%)                                                       $    99.7         $    99.6
          due 2002 (8.125%)                                                           99.1              99.0

       200 million Australian dollar Credit Facility
          due 2001 (offshore Australian dollar deposit
          rate +.05%) (7.875% at 12/31/95)                                              --             148.6

       $500 million revolving line of credit<F1>
          due 2001 (LIBOR + 0.4%)
          (6.025% at 12/31/95)                                                          --              55.0

 Edison Mission Energy Funding Corp.:
       Series A Notes, net
          due 1997-2003 (6.77%)                                                      258.4                --

       Series B Bonds, net
          due 2004-2008 (7.33%)                                                      188.7                --

 First Hydro Finance:
       400 million pounds sterling Credit Facility
          due 1999 (sterling LIBOR +.25 to .85%)
          (6.813% to 7.413% at 12/31/95)                                                --             621.4

       400 million pounds sterling Guaranteed Secured Bonds
          (9%) due 2021                                                              684.9                --

 Iberian Hy-Power project:
       Project credit facilities
          due 2003 (MIBOR + 1.5 to 2%)
          (7.836% to 8.336% at 12/31/96)                                              85.7                --

 Loy Yang B project:
       Latrobe Project Facilities Agreement
          due 2008 (BER + 1.75 to 1.95%)
          (7.737% to 7.937% at 12/31/96)                                             744.6             568.9

 Roosecote project:
       Capital lease obligation (see Note 12)                                         90.3              98.0
       Term Loan and Guarantee Facility
          due 2005 (sterling LIBOR + 0.7%)
          (7.247% at 12/31/96)                                                        58.0              45.3

 Kwinana project:
       Kwinana Bank Debt
          due 2011 (BER + 1.3 to 1.5%)
          (7.287% to 7.487% at 12/31/96)                                             104.2              67.3

 Other long-term obligations                                                          87.3              72.9
                                                                                  --------          --------
 Subtotal                                                                          2,500.9           1,876.0
 Current maturities of long-term obligations                                         (81.0)            (37.0)
                                                                                  --------          --------
       Total                                                                      $2,419.9          $1,839.0
                                                                                  ========          ========

<F1>  At December 31, 1996, EME had available $430 million of borrowing capacity and approximately $70 million letters of credit issued under the $500 million revolving credit facility.

    On December 20, 1996, Edison Mission Energy Funding Corp., 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales. The senior notes and bonds are secured by the pledge of (i) notes issued by four EME subsidiaries that own interests in four California cogeneration projects: the Kern River project (300 MW), the Midway-Sunset project (225 MW), the Sycamore project (300 MW) and the Watson project (385 MW), (ii) 99% of the capital stock of Edison Mission Energy Funding Corp. and (iii) a guarantee issued by the four EME subsidiaries. The financing structure was designed to pool and cross-collateralize available cash flow to the four EME subsidiaries from the four projects thus providing for repayment of the senior notes and bonds with available cash flow from the four projects. The obligations of the four EME subsidiaries are non-recourse to EME.

    The $450 million of securities issued by Edison Mission Energy Funding Corp. consist of $260 million of Series A Notes and $190 million of Series B Bonds which mature in September 2003 and September 2008, respectively. The Series A Notes and Series B Bonds bear an interest rate of 6.77% and 7.33%, respectively. The principal and interest payments under the notes issued by the four EME subsidiaries are identical in terms as the Series A Notes and Series B Bonds.

    The net proceeds from the sale of securities were used by EME to repay borrowings under its $500 million revolving credit facility, retire EME's 200 million Australian dollar credit facility, defease other project debt and for other general corporate purposes.

    In connection with the First Hydro acquisition, First Hydro Finance entered into a $621 million (400 million pounds sterling) credit facility with a bank in December 1995. EME issued two letters of credit totaling $43.5 million (28 million pounds sterling) under its corporate credit facility to meet conditions precedent to the initial borrowing comprised of a $24.9 million (16 million pounds sterling) interest reserve letter of credit (Debt Service Letter of Credit) and a $18.6 million (12 million pounds sterling) revenue support letter of credit due to expire in five years. In January 1996, First Hydro Finance issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (Bonds) at par due on July 31, 2021. First Hydro Finance will commence funding a redemption reserve for principal repayment beginning in 2017 with interest payments due on a semi-annual basis beginning July 1996. The Bonds are secured by the two pumped-storage electric power stations located in North Wales. The net proceeds of $604 million (396 million pounds sterling) received, along with other funds held by First Hydro Finance, were used to repay the borrowings under the 400 million pounds sterling credit facility. At such time, the Debt Service Letter of Credit was retired. Concurrently, EME issued another letter of credit in the amount of $30.8 million (18 million pounds sterling) to meet a requirement for six months of interest in a bond interest reserve account.

    Annual maturities on long-term debt at December 31, 1996, for the next five years, excluding capital leases (see Note 12) are summarized as follows: 1997 - $61.5 million; 1998 - $87.2 million; 1999 - $166 million; 2000 - $80.2 million;
2001 - $99.9 million.

    The Latrobe Project Facilities Agreement is secured by the assets of the Latrobe Power Partnership, which owns 51% of the Loy Yang B joint venture. The "BER" referred to above is the Bill Exchange Rate, which is the bid rate for 'bills of exchange' accepted by banks in Australia.

    Certain cash balances are restricted from being used to make loans and advances or to pay dividends to EME by the amount required for debt payments, letter of credit expenses and permitted project costs. The total restricted cash was $17.8 million at December 31, 1996 and $16 million at December 31, 1995.

    Debt service reserves classified in Other Assets (including reserves for interest on annual lease payments) were $13.2 million at December 31, 1996, and $24.2 million at December 31, 1995.

    Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Any asset of any such subsidiary may not be available to satisfy the obligations of EME or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or affiliates thereof.

Other Financial Instruments

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price for electrical energy. The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. The
Roosecote project has avoided the pool price volatility by entering into a long-term power sales contract that provides for contract pricing. EME's risk management policy allows for the use of these contracts and other derivative financial instruments to limit financial exposure on its investments and to manage exposure to fluctuations in interest rates, foreign exchange rates and energy prices but prohibits the use of these instruments for speculative investment purposes. EME does not hold or issue financial instruments for trading purposes.


    EME had the following derivative financial instruments at December 31, 1996 and 1995, except where noted:

 Category                    Contract Amount/Terms                         Purpose
 --------                    ---------------------                         -------
 INTEREST RATE SWAPS
 EME (parent only):          $200 million expiring in 1999 ($100           Convert fixed-rate debt of 7.75%
                             million) and 2002 ($100 million)              and 8.125% to a floating rate,
                                                                           such floating rate capped at 9.0%

                             $45 million expiring in 1999,                 Convert fixed-rate debt of 9.875%
                             corresponding preferred securities due        to a floating rate
                             2024

                             $75 million expired in August 1996            Change interest rate exposure to
                                                                           a fixed rate of 7.98%

 Iberian Hy-Power
 project:                    10.9 billion Spanish pesetas (U.S. $83.6      Change floating rate debt to
                             million) expiring 1998-2003                   fixed rates ranging from 8.4% to
                                                                           11.38%

 Roosecote project:          45 million pounds sterling (12/31/96)         Change floating-rate debt to a
                             (U.S. $77 million); 51 million pounds         fixed rate of 12.4%
                             sterling (12/31/95) (U.S. $79 million)
                             expiring in 1997, corresponding debt due
                             2005

 Kwinana project:            41.9 million Australian dollars (12/31/96)    Change floating-rate debt to a
                             (U.S. $33 million); 33.6 million              fixed rate of 10.98%
                             Australian dollars (12/31/95) (U.S. $25
                             million) expiring in 2007

 INTEREST RATE CAP
 Kwinana project:            57.5 million Australian dollars (12/31/95)    Change interest rate exposure to
                             (US $42.7 million) expired in November        a fixed rate of 11.25%
                             1996

 ELECTRICITY RATE SWAPS
 First Hydro project:        Approximately 1,735 MW of electrical          Change the variable market
                             generation under selling pricing contracts    electricity sales rates to fixed
                             (12/31/96); 1,500 MW (12/31/95) expiring      rates
                             at various dates through 2000

                             Approximately 416 MW of electricity under
                             purchasing pricing contracts (12/31/96)       Change the variable market
                             expiring March 1997                           electricity rates to fixed rates

Fair values of financial instruments were:
                                                                     December 31,
                                             ------------------------------------------------------------
                                                          1996                              1995
                                             ---------------------------       --------------------------
 Instrument                                    Carrying           Fair           Carrying           Fair
                                                Amount            Value           Amount            Value
                                               --------           -----          --------           -----

 Long-term receivables                      $     91.6       $     99.9       $     86.0        $    90.3

 Electricity rate swap agreements                  --              26.8              --              22.1

 Long-term obligations                         2,419.9          2,434.4          1,839.0          1,863.0

 Interest rate swap/cap agreements          $      --        $    (17.6)      $      --         $   (10.3)

    The fair values for long-term receivables, interest rate swap agreements, the interest rate cap agreement and long-term obligations are based primarily on quoted market prices. The carrying amounts reported for cash equivalents approximate fair value due to their short maturities.

    The fair value of the electricity rate swap agreements entered into by First Hydro has been estimated by discounting the future cash flows on the difference between the average aggregate contract price per MW and a forecasted market price per MW, multiplied by the amount of MW sales remaining under contract.

Credit Risk

    EME's financial instruments and power sales contracts involve elements of credit risk. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counter parties pursuant to the terms of their contractual obligations. The counter parties to financial instruments and contracts consist of a number of major financial institutions and domestic and foreign utilities. EME attempts to mitigate this risk by entering into contracts with counter parties that have a strong capacity to meet their contractual obligations and by monitoring the credit quality of these financial institutions and utilities. In addition, EME enters into contracts whereby the structure of the contracts minimizes its credit exposure. Accordingly, EME does not anticipate any material impact to its financial position or results of operations as a result of counter party nonperformance.

    The electric power generated by EME's operating projects that are generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts (see Note 13) are expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements. In addition, EME has plants located in different geographic areas in order to mitigate the effects of regional markets, economic downturns or unusual weather conditions.

NOTE 7. COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITY OF PARTNERSHIP HOLDING
--------------------------------------------------------------------------------
SOLELY PARENT DEBENTURES
------------------------
    During November 1994, Mission Capital, L.P., a limited partnership in which EME is the sole general partner and a wholly owned subsidiary of EME is the limited partner, issued 3.5 million of 9-7/8% Cumulative Monthly Income Preferred Securities, Series A, at a price of $25 per security. These securities are redeemable at the option of Mission Capital, L.P. in whole or in part beginning November 1999 with mandatory redemption in 2024 at a redemption price of $25 per security plus accrued and unpaid distributions.

    During August 1995, Mission Capital, L.P., issued 2.5 million of 8-1/2% Cumulative Monthly Income Preferred Securities, Series B, at a price of $25 per security. These securities are redeemable at the option of Mission Capital, L.P. in whole or in part beginning August 2000 with mandatory redemption in 2025 at a redemption price of $25 per security plus accrued and unpaid distributions.


NOTE 8. INCOME TAXES
---------------------

Current and Deferred Taxes

    Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

                                                                 December 31,
                                                           ------------------------
                                                             1996              1995
                                                            ------            ------
 Deferred tax assets:
       Reserves and other items not currently deductible   $  64.5           $  73.2
       Loss carryforwards                                    129.9              88.7
       Dividends in excess of equity earnings                 22.6              13.5
       Other                                                  10.0               6.8
                                                            ------            ------
          Total                                              227.0             182.2
                                                            ------            ------
 Deferred tax liabilities:
       Basis differences                                     741.3             631.6
       Tax credits, net                                       30.7              43.8
       Other                                                   0.4               9.4
                                                            ------            ------
          Total                                              772.4             684.8
                                                            ------            ------
 Deferred taxes and tax credits, net                        $545.4            $502.6
                                                            ======            ======

    Loss carryforwards, primarily Australian, total $381 million at December 31, 1996, with no expiration date.

The components of income before income taxes are as follows:
                                                          Years Ended December 31,
                                                    ------------------------------------
                                                     1996           1995            1994
                                                    ------         ------          -----
 U.S.                                                $ 40.6         $50.6          $78.7
 Foreign                                              133.5          44.4            5.7
                                                     ------         -----          -----
       Total                                         $174.1         $95.0          $84.4
                                                     ======         =====          =====

The provision for income taxes is comprised of the following:
                                                           Years Ended December 31,
                                                    ------------------------------------
                                                     1996           1995            1994
                                                    ------         ------          -----
 Current
       Federal                                       $33.1          $23.9          $36.9
       State                                           6.7            4.5            6.7
       Foreign                                        38.8            7.2            2.5
                                                     ------         ------         ------
          Total current                               78.6           35.6           46.1
                                                     ------         ------         ------
 Deferred
       Federal                                       (17.9)         (13.0)         (12.8)
       State                                           0.4           (2.4)          (5.7)
       Foreign                                        20.9           10.8            1.8
                                                     ------         ------         ------
          Total deferred                               3.4           (4.6)         (16.7)
                                                     ------         ------         ------

 Provision for income taxes                          $82.0          $31.0          $29.4
                                                     ======         ======         ======

    The components of the deferred tax provision (credit), which arise from tax credits and timing differences between financial and tax reporting, are presented below:
                                                        Years Ended December 31,
                                                     -----------------------------------
                                                      1996           1995           1994
                                                     ------         ------         -----
 Basis differences                                    $55.3         $ 47.1        $ 40.6
 Loss carryforwards                                   (41.2)         (23.4)        (36.8)
 State tax deduction                                   (2.9)           2.1           2.1
 Reserves and other items not currently deductible      8.7          (24.1)        (13.9)
 Elimination of book income                           (10.0)          (6.8)         (1.8)
 Dividends in excess of equity earnings                (9.2)          (0.5)         (6.9)
 Other                                                  2.7            1.0            --
                                                      ------        -------       -------
       Total deferred provision (credit)              $ 3.4         $ (4.6)       $(16.7)
                                                      ======        =======       =======

Variations from the 35% federal statutory rate are as follows:
                                                              Years Ended December 31,
                                                        --------------------------------------
                                                          1996           1995            1994
                                                        -------         ------          ------
 Expected provision for federal income taxes              $60.9          $33.2           $29.5
 Increase (decrease) in the provision for taxes resulting
 from:
       State tax - net of federal deduction                 4.4            1.4             0.6
       Dividends received deduction                        (7.9)          (4.0)           (2.1)
       Amortization of tax credits                         (8.6)          (1.6)           (1.6)
       Production tax credits                                --           (1.0)           (1.0)
       Taxes on foreign operations at different rates      17.3            2.5             2.3
       Book and tax basis differences                      15.4             --              --
       Other                                                0.5            0.5             1.7
                                                          ------         ------          ------
       Total provision for income taxes                   $82.0          $31.0           $29.4
                                                          ======         ======          ======
 Effective tax rate                                        47.1%          32.6%           34.8%
                                                           =====          =====           =====

NOTE 9. EMPLOYEE BENEFIT PLANS
-------------------------------

    U.S. employees of EME are eligible for various benefit plans of Edison International. Certain EME Australian and U.K. subsidiaries also participate in defined benefit pension plans.

Pension Plans

    The noncontributory, defined benefit pension plans, administered by trustees, cover employees who fulfill minimum service requirements. Benefits are based on years of credited service and average base salary. Annual contributions meet the minimum legal funding requirements and do not exceed the maximum deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 and 15 years for the U.S. plan and Australian
plan, respectively.   There are no prior service costs included in the U.K.
plan. Plan assets are primarily U.S., U.K. and Australian common stock, corporate and government bonds and short-term investments.

    In 1996, EME offered special benefits to its non-union employees in connection with its special voluntary early retirement program. The special termination benefit was a lump-sum payment to be made upon termination, payable in addition to the employee's regular plan benefits or increased monthly plan benefits. The special termination benefit was paid directly from the employer's assets and plan assets.

Funded status of pension plans:
                                                                  December 31,
                                                       --------------------------------------------
                                                        1996         1995        1996         1995
                                                       ------       ------      ------       ------
                                                            U.S. Plan             Non U.S. Plans
                                                       -------------------      -------------------
 Actuarial present value of benefit obligations:
 Vested benefits                                        $  7.4       $  6.6     $20.9       $  1.1
 Nonvested benefits                                        1.7          3.0       0.8          0.4
                                                        -------      -------    ------      -------
 Accumulated benefit obligation                            9.1          9.6      21.7          1.5
 Value of projected future compensation levels             5.6          7.0       2.0          0.6
                                                        -------      -------    ------      -------
 Projected benefit obligation                            $14.7        $16.6     $23.7       $  2.1
                                                        =======      =======    ======      =======
 Fair value of plan assets                              $  4.9        $14.1     $24.1       $  2.2
                                                        =======      =======    ======      =======
 Assets (less than) in excess of projected benefit
   obligations                                            (9.8)        (2.5)      0.4          0.1
 Unrecognized net loss (gain)                              5.4         (1.0)     (0.3)          --
 Unrecognized prior service cost                           0.6           --        --           --
 Unrecognized net obligation                               1.5          1.6        --           --
                                                        -------      -------   --------     -------
 Pension (liability) asset                               $(2.3)       $(1.9)   $  0.1       $  0.1
                                                        ========     ========  ========     =======

 Discount rate                                           7.75%        7.25%    6.5% - 8.0%     7.5%
 Rate of increase in future compensation                  5.5%         5.0%    4.5% - 5.5%     5.5%
 Expected long-term rate of return on plan assets         8.0%         8.0%    8.5% - 9.0%     9.0%


Components of pension expense were:
                                                               Years Ended December 31,
                                                 -----------------------------------------------------
                                                 1996        1995        1994        1996        1995
                                                 ----        ----        ----        ----        ----
                                                           U.S. Plan                  Non U.S. Plans
                                                 -----------------------------       ----------------
 Service cost for benefits earned               $  2.0      $  2.3      $  1.8      $  1.2      $ 0.5
 Interest cost on projected benefit
   obligation                                      1.5         1.1         1.0         1.5        0.1
 Actual return on plan assets                     (1.7)       (0.8)       (0.1)       (1.5)      (0.2)
 Net amortization and deferral                     0.9         0.1        (0.4)       (0.1)       0.1
                                                -------      ------      ------     -------     ------
 Pension expense                                   2.7         2.7         2.3         1.1        0.5
 Special termination benefits                      0.9          --          --          --         --
                                                -------      ------      -------    -------     ------
 Net pension expense                            $  3.6       $ 2.7       $ 2.3      $  1.1      $  0.5
                                                =======      ======      =======    =======     ======

    In 1995, First Hydro employees were included as part of The National Grid Company plc (NGC) defined benefit pension plan (Electricity Supply Pension Scheme), administered by a trustee, which provides pension and other related benefits. Effective April 1, 1996, First Hydro employees were transferred into the First Hydro Group of the Electricity Supply Pension Scheme. An actuarial valuation for the U.K. plan, separate from NGC, was first completed for the 1996 year and, therefore, comparative amounts for prior periods were not included in the tables above. Pension expense totaled $0.1 million for December 1995.

    An actuarial valuation for the Australian plan was first completed for the 1995 year and, therefore, comparative amounts for 1994 were not included in the tables above. Contributions by the Australian subsidiaries were $0.6 million in 1994.

    In addition to the defined benefit plans described above, certain U.K. subsidiaries of EME sponsor a defined contribution plan. Annual contributions are based on eight percent of covered employees' salaries. Contribution expense for the subsidiaries totaled approximately $0.2 million in 1996 and 1995 and $0.1 million in 1994.

Postretirement Benefits Other Than Pensions

    U.S. employees retiring at or after age 55 who have at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

The components of postretirement benefits other than pension expense were:
                                                   Years Ended December 31,
                                                  --------------------------
                                                     1996             1995
                                                  ---------         --------
 Service costs for benefits earned                    $1.2           $1.2
 Interest cost on benefit obligation                   0.7            0.6
 Amortization of transition obligation                 0.2            0.2
                                                      ----           ----
 Net expense                                           2.1            2.0
 Special termination benefits                          0.5             --
                                                      ----           ----
 Total expense                                        $2.6           $2.0
                                                      ====           ====

A reconciliation of the plan's funded status with the recorded liability is presented below:
                                                              December 31,
                                                          -----------------------
                                                           1996             1995
                                                           ----             ----
 Accumulated benefit obligation                           $11.4            $ 8.4
                                                          =====            =====
 Fair value of plan assets                                $ --             $ --
                                                          =====            =====
 Accumulated benefit obligation in excess of plan assets  $11.4            $ 8.4
 Unrecognized transition obligation                        (2.2)            (2.5)
 Unrecognized net loss                                     (4.1)            (1.1)
                                                          ------           ------
 Recorded liability                                       $ 5.1            $ 4.8
                                                          ======           ======
 Discount rate                                              7.75%            7.5%

    The assumed rate of future increases in the per capita cost of health care benefits is 10% for 1997, gradually decreasing to 5% for 2003 and beyond.


Employee Stock Plans
--------------------

    A 401(k) plan is maintained to supplement eligible U.S. employees' retirement income. The plan received EME contributions of $0.7 million in 1996 and 1995 and $0.6 million in 1994.


NOTE 10.  STOCK COMPENSATION PLANS
----------------------------------

    Under Edison International Officer's Long-Term Incentive Compensation Plan
(LTIP), shares of Edison International common stock were reserved for potential issuance to key EME employees in various forms, including the exercise of stock options. Under these programs, there are currently outstanding to officers and senior managers of EME, options on 328,226 shares of Edison International Common Stock of which 57,900 and 31,700 were granted in 1996 and 1995, respectively. Options on Edison International stock include a dividend equivalent feature.
The dividend equivalents may be applied against the grant price at the time of exercise.

    Compensation expense recorded under the stock-compensation program was $0.7 million, $0.3 million and $(0.3) million for 1996, 1995 and 1994, respectively. A decline during 1994 in the market value of the underlying shares optioned resulted in the recapture of previously recognized expense.

    The weighted-average fair value of options granted during 1996 and 1995 was $6.27 per share option and $6.92 per share option, respectively. The weighted-average remaining life of options outstanding as of December 31, 1996 and 1995, was seven years.

    The fair value for each option granted during 1996 and 1995, reflecting the basis for the pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                       1996                  1995
                                                      -------               -------
 Expected Life                                        7 years               8 years
 Risk-free Interest Rate                               5.51%                 7.93%
 Expected Volatility                                     17%                   17%

    The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. Stock-based compensation expense under the "fair-value" method of accounting prescribed by SFAS No. 123 would have resulted in no material change to EME's reported net income for 1996 and 1995, but is not necessarily indicative of future income statement effects.

Phantom Stock Options

    EME, as a part of the LTIP, issued "phantom stock" option performance awards to key employees commencing in 1994. Each phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME stock over its exercise price. Exercise prices for EME phantom stock are escalated on an annually-compounded basis over the grant price by 12%. The deemed value of the phantom stock is recalculated annually as determined by a formula linked to the value of its portfolio of investments less general and administrative costs. The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term. Compensation expense recorded with respect to phantom stock options was $16.1 million and $0.8 million in 1996 and 1995, respectively. No compensation expense was recorded in 1994.

NOTE 11.  COMMITMENTS AND CONTINGENCIES
----------------------------------------

Firm Commitments to Contribute Project Equity
 Projects                                         Local Currency                        U.S. Currency
 --------                                         --------------                        -------------
 Paiton (i)                                                                                  $223
 ISAB (ii)                                    244 billion Italian Lira                        161
 Kwinana (iii)                                31 million Australian Dollar                     24

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW gas-fired power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

(iii) Kwinana is a 116-MW gas-fired cogeneration power plant near Perth, Australia. Two wholly owned subsidiaries of EME own a 100% interest. Kwinana began commercial operation in December 1996. Equity was contributed on January 31, 1997.

    Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity
 Projects                                       Local Currency                       U.S. Currency
 --------                                       --------------                       -------------
 Brooklyn Navy Yard (i)                                                                   $294
 Paiton (ii)                                                                               141
 Kwinana                                 3 million Australian Dollar                         3
 Loy Yang B                              5 million Australian Dollar                         4
 All Other                                                                                  19

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project, but funded all of the required equity during construction. Estimated total cost is $485 million of which $442 million has been spent through December 31, 1996. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained through the New York City Industrial Development Agency (NYCIDA). EME has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In the fourth quarter of 1996, EME executed a new Energy Sales Agreement with Consolidated Edison Company of New York, which has contracted to buy most of the project's power and steam, and began selling power and steam under that agreement on November 1. The contractor has recently asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

    Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1996, if required, would be $248 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

    Certain EME subsidiaries are required to fund capital expenditures of project facilities, which are estimated to be $47 million at December 31, 1996 (principally related to the Brooklyn Navy Yard project).

Litigation

    EME is routinely involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based on advice of counsel, does not believe that the final outcome of any pending litigation will have a material adverse effect on EME's financial position or results of operations.

Environmental Matters or Regulations

    EME is subject to environmental regulation by federal, state and local authorities in the U.S. and foreign regulatory authorities with jurisdiction over projects located outside the U.S. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.

    EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1996. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

NOTE 12.  LEASE COMMITMENTS
----------------------------

    EME leases office space, property and equipment under noncancelable lease agreements that expire in various years through 2063. The capital lease obligation is primarily for a project located in the U.K. A group of banks provides a guarantee on the performance of the capital lease obligation under a term loan and guarantee facility agreement. The facility agreement provides for an aggregate of $196.5 million in a guarantee to the lessor and in loans to the project. As of December 31, 1996, the loan obligation stands at $58 million, which is secured by the plant assets of $20.8 million owned by the project and a debt service reserve of $7.5 million.

Future minimum payments for operating and capital leases at December 31, 1996, are:
 Year Ending December 31:                                  Operating          Capital
                                                             Leases            Leases
                                                            --------          -------
 1997                                                        $  5.4            $ 28.3
 1998                                                           5.1              28.3
 1999                                                           4.2              28.2
 2000                                                           3.7              28.1
 2001                                                           3.6               0.2
 Thereafter                                                    24.6               0.7
                                                              -----            ------
 Total future commitments                                     $46.6             113.8
                                                              =====
 Amount representing interest (9.65%)                                            23.1
                                                                               ------
 Net Commitments                                                               $ 90.7
                                                                               ======

Operating lease expense amounted to $6.3 million in 1996 and $3.9 million in 1995 and 1994.


NOTE 13.  RELATED PARTY TRANSACTIONS
-------------------------------------

    Certain administrative services such as payroll and employee benefit programs, all performed by Edison International or Edison employees, are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates, including EME. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Edison employees are sometimes directly requested by EME and such services are performed for EME's benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. Management believes the allocation methodologies utilized are reasonable. EME made reimbursements for the cost of these programs and other services, which amounted to $18.3 million, $15.9 million and $11.5 million in 1996, 1995 and 1994, respectively.

    EME records accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax sharing agreements as described in Note 2. EME recognized tax liabilities under these agreements of $39.8 million for 1996, $28.4 million for 1995, and $43.6 million for 1994 (see Note
8).

    Certain EME subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to Edison and others under the terms of long-term power-purchase agreements. Sales by such partnerships to Edison under these agreements amounted to $517.1 million in 1996, $657.3 million in 1995, and $678.5 million in 1994.


NOTE 14.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
-----------------------------------------------------------

                                                           Years Ended December 31,
                                                     -----------------------------------
                                                      1996           1995          1994
                                                     -----          ------        ------
 Cash paid:
 Interest (net of amount capitalized)                $131.5         $ 76.4         $87.3
 Income taxes                                        $ 45.9         $ 41.6         $52.4
                                                     ======         ======         =====

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      1996           1995          1994
                                                     ------        --------        -----
 Details of companies acquired:
 Fair value of assets acquired                       $152.7        $1,761.1        $29.7
 Liabilities assumed                                  118.1           718.5          --
                                                     ------        --------        ------
 Net cash paid for acquisitions                      $ 34.6        $1,042.6        $29.7
                                                     ======        ========        ======

Non-Cash Investing and Financing Activities

    The amount of construction in progress financed by the minority owner in the Loy Yang B joint venture was $32.7 million in 1996, $77.4 million in 1995 and $95.4 million in 1994.


NOTE 15.  GEOGRAPHIC AREAS - FINANCIAL DATA
-------------------------------------------

    EME operates predominately in one industry segment: independent electric power generation. Electric power and steam generated domestically is sold primarily under long-term contracts to electric utilities located in the U.S. Excluding the U.K., electric power and steam generated overseas (principally Australia), is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. Projects located in the U.K. sell their energy and capacity production through a centralized electricity pool located in the U.K. These projects enter into short- and/or long-term contracts to hedge against the volatility of price fluctuations in the pool.

                                                           Asia                    Corporate/
                                               U.S.       Pacific      Europe        Other<F1>       Total
                                              -----       -------      ------      -----------      -------
 1996
 ----
 Electric & operating revenues                $ 16.8     $  245.1     $  427.8      $   --         $  689.7
 Equity in income (loss) from
 investments                                   153.3          3.0          2.0         (4.4)          153.9
                                              ------     --------     --------      --------       --------
       Total operating revenues               $170.1     $  248.1     $  429.8      $  (4.4)       $  843.6
                                              ======     ========     ========      ========       ========
 Net income (loss)                            $ 68.2     $   22.5     $   28.8      $ (27.4)       $   92.1
                                              ======     ========     ========      ========       ========

 Identifiable assets                          $239.5     $1,512.7     $2,397.1      $  87.3        $4,236.6
 Equity investments and advances               709.2        141.3         30.8         34.6           915.9
                                              ------     --------     --------      --------       --------
       Total assets                           $948.7     $1,654.0     $2,427.9      $ 121.9        $5,152.5
                                              ======     ========     ========      ========       ========
 1995
 ----
 Electric & operating revenues                $ 13.9     $  170.8     $  146.8     $    --         $  331.5
 Equity in income (loss) from
 investments                                   143.1          --          (2.7)        (4.6)          135.8
                                              ------     --------     ---------    ---------       --------
       Total operating revenues               $157.0     $  170.8     $  144.1     $   (4.6)       $  467.3
                                              ======     ========     =========    =========       ========
 Net income (loss)                            $ 57.0     $   15.8     $    7.9     $  (16.7)       $   64.0
                                              ======     ========     =========    =========       ========

 Identifiable assets                          $112.9     $1,302.7     $1,988.6     $   89.0        $3,493.2
 Equity investments and advances               729.4         69.0         31.8         50.6           880.8
                                              ------     --------     --------     ---------       --------
       Total assets                           $842.3     $1,371.7     $2,020.4     $  139.6        $4,374.0
                                              ======     ========     ========     =========       ========

 1994
 ----
 Electric & operating revenues                $  15.4     $  158.4    $   60.8     $    --         $  234.6
 Equity in income from investments              142.0          --          0.7          3.3           146.0
                                              -------     ---------   --------     ---------       --------
       Total operating revenues               $ 157.4     $  158.4    $   61.5     $    3.3        $  380.6
                                              =======     =========   ========     =========       ========
 Net income (loss)                            $  67.8     $   (4.9)   $    2.4     $  (10.3)       $   55.0
                                              =======     =========   ========     =========       ========
 Identifiable assets                          $ 100.7     $1,418.8    $  258.3     $   86.5        $1,864.3
 Equity investments and advances                873.1         17.5        28.4         59.6           978.6
                                              -------     ---------   --------     ---------       --------
       Total assets                           $ 973.8     $1,436.3    $  286.7     $  146.1        $2,842.9
                                              =======     =========   ========     =========       ========
<F1>   Includes corporate net interest expense and Mexico and Canada investments.

NOTE 16.  SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS PRODUCING
----------------------------------------------------------------------
ACTIVITIES (UNAUDITED)
----------------------
    This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." All of EME's oil and gas operations are carried on by investees accounted for by the equity method. These investees all follow the successful efforts method of accounting.

    EME's proportionate interest in net quantities of proved reserves at December 31, 1996, 1995 and 1994, and results of operations for the years then ended related to equity method investees are shown in the following tables:

                                                          Oil                           Natural Gas
                                                  Million of Barrels               Billion of Cubic Feet
                                              ----------------------------      ---------------------------
                                              U.S.        Canada     Total      U.S.      Canada      Total
 Proved developed and             1996         23.7          1.8      25.5      182.0      105.5      287.5
 undeveloped reserves             1995         23.1          2.0      25.1      180.6      118.5      299.1
                                  1994         22.0          1.9      23.9      229.9      124.0      353.9

 Costs incurred in oil and        1996       $ 13.4      $   4.2    $ 17.6
 gas property acquisition         1995         37.2          6.5      43.7
 exploration, and                 1994         50.4         16.7      67.1
 development activities

 Aggregate amounts of             1996       $206.6       $ 42.4    $249.0
 capitalized costs                1995        202.1         46.6     248.7
 (including construction in       1994        229.5         49.0     278.5
 progress) for proved and
 unproved properties

 Results of operations            1996       $ 39.2       $ (2.6)   $ 36.6
                                  1995         16.7         (2.5)     14.2
                                  1994          9.5          2.8      12.3

 Standardized measure of          1996       $435.8       $ 63.6    $499.4
 discounted future net cash       1995        246.5         33.4     279.9
 flows                            1994        203.1         39.3     242.4

    The increase in 1996 in U.S. results of operations and total standardized measure resulted primarily from higher oil and gas prices in 1996. The decrease in 1995 in U.S. gas reserves was primarily the result of revisions to previous estimates.


NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

 1996                                  First          Second        Third<F2>       Fourth<F3>       Total
                                      ------          ------        ---------       ----------      ------
 Operating Revenues                   $190.7          $184.3         $212.0         $256.6          $843.6

 Income from operations                 85.2            73.3          107.5          101.1           367.1

 Net income                             22.0            31.0<F1>       31.0            8.1            92.1

 1995                                  First          Second        Third<F2>       Fourth           Total
                                      ------          ------        ---------       ------           -----
 Operating Revenues                   $ 90.4          $108.2         $147.3         $121.4          $467.3

 Income from operations                 36.6            47.6           86.3           32.8           203.3

 Net income                              7.5            14.5           38.9            3.1            64.0

<F1>   Includes a $15.5 million gain on the sale of four operating geothermal facilities.

<F2>   Reflects EME's seasonal pattern, in which the majority of earnings from domestic projects are recorded in the third quarter of each year.

<F3>   Includes operating revenues and income for Loy Yang B Unit 2 and the
    Kwinana project which both commenced operations in the fourth quarter of 1996.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    POSITIONS WITH EME

    The following table sets forth the names and ages of, the positions held with EME by, and the terms of office of, the directors and executive officers of EME as of March 1, 1997.

                                                                      DIRECTOR                    POSITION HELD
                                                                    CONTINUOUSLY        TERM      CONTINUOUSLY      TERM
NAME, POSITION AND AGE                                                 SINCE          EXPIRES        SINCE         EXPIRES
----------------------                                          -------------------   -------  ------------------  -------
John E. Bryson, 53  . . . . . . . . . . . . . . . . . . . . . . . . . . 1990            1997           --             --
Chairman of the Board

Bryant C. Danner, 59  . . . . . . . . . . . . . . . . . . . . . . . . . 1993            1997           --             --
Director

Robert M. Edgell, 50  . . . . . . . . . . . . . . . . . . . . . . . . . 1993            1997          1988           1997
Director, Executive Vice President and
Division President of EME, Asia Pacific

Alan J. Fohrer, 46  . . . . . . . . . . . . . . . . . . . . . . . . . . 1992            1997           --             --
Vice Chairman of the Board

Edward R. Muller, 44  . . . . . . . . . . . . . . . . . . . . . . . . . 1993            1997          1993           1997
Director, President and Chief Executive Officer

S. Linn Williams, 50  . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1994           1997
Senior Vice President and General Counsel

James V. Iaco, Jr, 52.  . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1994           1997
Senior Vice President and Chief Financial Officer

S. Daniel Melita, 45  . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1993           1997
Senior Vice President and Division President of EME,
Europe, Central Asia, Middle East and Africa

Georgia R. Nelson, 47 . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1996           1997
Senior Vice President, Operations and Division President of EME, Americas

Robert E. Driscoll, 47  . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1995           1997
Vice President and Division Senior Vice President, Asia Pacific

Lynn M. Gardner, 43 . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1995           1997
Vice President, Administration

Paul R. Gillespie, 49 . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1996           1997
Vice President, Tax

Herbert A. Glaser, 40 . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1996           1997
Vice President and Associate General Counsel

Walter L. Halander, 53  . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1992           1997
Vice President and Chief Administrative Officer, Asia Pacific

Gregory C. Hoppe, 47  . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1986           1997
Vice President and Director, Australia

Mark E. Irwin, 37 . . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1995           1997
Vice President, Fuels and U.S. Assets

Thomas E. Legro, 45 . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1994           1997
Vice President and Controller

Patricia A. Lyman, 47 . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1987           1997
Vice President, Assistant General Counsel, and Assistant Secretary

Paul L. Multari, 41 . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1994           1997
Vice President and General Manager,
Edison Mission Operation & Maintenance, Inc.

Kevin M. Smith, 38  . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1994           1997
Vice President and Treasurer

John J. Vella, 45 . . . . . . . . . . . . . . . . . . . . . . . . . . .   --              --          1993           1997
Vice President, Construction and Technical Services

   BUSINESS EXPERIENCE

   Set forth below is a description of the principal business experience during the past five years of each of the individuals named above and the name of each public company in which any director named above is a director.

   MR. BRYSON has been Chairman and Chief Executive Officer of Edison International and SCE since 1990. Edison International is the parent and SCE is an affiliate of EME. From 1988 until 1990, Mr. Bryson was Executive Vice President and Chief Financial Officer of Edison International and SCE. Since May 1993, Mr. Bryson has been Chairman of the Board of EME. Mr. Bryson is a director of The Boeing Company, The Times Mirror Company, the Council on Foreign Relations and Chairman of the California Business Roundtable.

   MR. DANNER has been Executive Vice President and General Counsel of Edison International and SCE since June 1995. Mr. Danner was Senior Vice President and General Counsel of Edison International and SCE from July 1992 until May 1995. From 1970 until 1992, Mr. Danner was a partner with the law firm of Latham & Watkins.

   MR. EDGELL has been Executive Vice President of EME since April 1988. Mr. Edgell was named Division President of EME's Asia Pacific region in January 1995.

   MR. FOHRER has been Vice Chairman of the Board of EME since May 1993. Mr. Fohrer has been Executive Vice President and Chief Financial Officer of Edison International and SCE since June 1995. Effective February 1996 and June 1995, Mr. Fohrer also served as Treasurer of SCE and Edison International, respectively, until August 1996. Mr. Fohrer was Senior Vice President, Treasurer and Chief Financial Officer of Edison International, and Senior Vice President and Chief Financial Officer of SCE from January 1993 until May 1995. Mr. Fohrer was interim Chief Executive Officer of EME between May 1993 and August 1993. From 1991 until 1993, Mr. Fohrer was Vice President, Treasurer and Chief Financial Officer of Edison International and SCE. From 1987 until 1991, Mr. Fohrer was Assistant Treasurer and Manager of Cost Control of SCE.

   MR. MULLER has been President and Chief Executive Officer of EME since August 1993. Prior to joining EME, Mr. Muller served as vice president, chief administrative officer, general counsel and secretary of Whittaker Corporation, an aerospace firm, from 1988 until 1992 and as vice president, chief financial officer, general counsel and secretary of Whittaker Corporation from 1992 until 1993. From 1991 until 1993, Mr. Muller also served as vice president, secretary and general counsel of BioWhittaker, Inc., a biotechnology company. Mr. Muller is a director of Whittaker Corporation, Oasis Residential, Inc. and Global Marine Inc.


   MR. WILLIAMS has been Senior Vice President and General Counsel of EME since November 1994. From 1985 through 1989 and 1992-1993, Mr. Williams was a partner with the law firm of Gibson, Dunn and Crutcher. From 1989-1991, Mr. Williams served as Deputy United States Trade Representative (with Rank of Ambassador). From 1993-1994, Mr. Williams was a partner with the law firm of Jones, Day, Reavis and Pogue.

   MR. IACO has been Senior Vice President and Chief Financial Officer of EME since January 1994. From November 1991 until September 1992 and from September 1993 until December 1993, Mr. Iaco was self-employed and provided consulting services, specializing in restructuring, finance, crisis management and other management services. From October 1992 until September 1993, Mr. Iaco served as senior vice president and chief financial officer of Phoenix Distributors, Inc., a distributor of industrial gas and welding supplies. From November 1990 until October 1991, Mr. Iaco served as senior vice president and chief financial officer of Intermark, Inc., a company engaged primarily in real estate development, manufacturing and retail operations. From 1989 until 1990, Mr. Iaco served as senior vice president, chief financial officer and treasurer of MAXXAM Inc., a company engaged in aluminum production, forest products operations and real estate development.

   MR. MELITA has been Senior Vice President of EME since November 1993. Mr. Melita was named Division President of EME's Europe, Central Asia, Middle East and Africa region in January 1995. From August 1992 until 1993, Mr. Melita served as Vice President-European Operations of EME. From 1989 until 1992, Mr. Melita served as vice president-international operations of EBASCO Overseas Corporation, an engineering and construction company.

   MS. NELSON has been Senior Vice President, Worldwide Operations and Division President of EME's Americas region since January 1996. Prior to joining EME, Ms. Nelson served as Senior Vice President of SCE from June 1995 until December 1995 and Vice President of SCE from March 1993 until June 1995. From 1992 to 1993, Ms. Nelson served as a Special Assistant to the Chairman of Edison International. From 1989 to 1992, Ms. Nelson served as Manager of Procurement and Material Management for SCE. Ms. Nelson is a director of CalMat Company.

   MR. DRISCOLL has been Vice President and Division Senior Vice President of EME's Asia Pacific region since July 1995. Prior to joining EME, Mr. Driscoll served as a member of the U.S. - ASEAN Council for Business and Technology, Inc., a national business association promoting expanded trade and investment between certain Southern Asian Nations and the United States. He served in this capacity form 1989 to 1995. From 1975 to 1989, Mr. Driscoll served as executive vice president of the Fund for Multinational Management Education, an organization involved in public policy analysis.


   MS. GARDNER has been Vice President - Administration of EME since May 1995. Prior to joining EME, Ms. Gardner served as Special Assistant to the Chairman of Edison International from 1994 to 1995. In 1994, Ms. Gardner was SCE's Senior Legal Counsel for labor and employment matters. Between 1991 and 1993, she served as Generating Station Manager of the Long Beach and Huntington Beach generating stations. Between 1984 to 1991, Ms. Gardner practiced labor and employment law in SCE's Law Department.

   MR. GILLESPIE has been Vice President of Tax of EME since April 1996. Prior to joining EME, Mr. Gillespie was Senior Tax Counsel, Federal Appeals and Litigation for Mobil Corporation from January to April 1996. From July 1991 to December 1995, Mr. Gillespie was Manager of Tax Planning at Mobil Corporation. From October 1986 to July 1991, Mr. Gillespie was Director of Taxes at Alcon Laboratories.

   MR. GLASER has been Vice President and Associate General Counsel of EME since September 1996. From January 1996 to August 1996, Mr. Glaser was Counsel with the law firm of McDermott, Will & Emery. From 1994 to 1996, Mr. Glaser was Counsel with the law firm of King & Spaulding. From 1990 to 1994, Mr. Glaser served as Associated General Counsel for the Overseas Private Investment Corporation.

   MR. HALANDER was named Vice President and Chief Administrative Officer of EME's Asia Pacific region in March 1995. From May 1991 until March 1995, Mr. Halander served as Vice President, Administration of EME. From November 1986 until March 1991, Mr. Halander served as Vice President, Controller and Secretary of Mission Power Engineering Company. Mr. Halander has been President of Mission Power Engineering Company since March 1991.

   MR. HOPPE has been Vice President of EME since April 1986. Mr. Hoppe has also served as Director, Australia since October 1992.

   MR. IRWIN has been Vice President - Fuels, U.S. Assets of EME since July 1995. From 1993 to 1995, Mr. Irwin served as Manager of Asset Management. From 1990 to 1993, Mr. Irwin served as Manager, Acquisitions.

   MR. LEGRO has been Vice President of EME since December 1994 and Controller of EME since December 1993. From 1990 until 1993, Mr. Legro served as Manager of Financial Planning and Analysis for EME. From 1989 until 1990, Mr. Legro served as Controller for British Petroleum Advanced Materials International, a division of BP Chemicals.

   MS. LYMAN has been Vice President, Assistant General Counsel and Assistant Secretary of EME since November 1992. Ms. Lyman also served as Director of Legal Affairs of EME's Asia Pacific region from November 1992 until January 1995. Since April 1991, Ms. Lyman has served as Assistant General Counsel and Assistant Secretary of EME.

   MR. MULTARI has been Vice President of EME since August 1994 and Vice President and General Manager of Edison Mission Operation & Maintenance, Inc. since September 1992. From 1987 until 1992, Mr. Multari served as Manager of Operations for Edison Mission Operation & Maintenance, Inc.

   MR. SMITH has been Vice President of EME since December 1994 and Treasurer of EME since September 1992. From 1988 until 1992, he served as Manager of Corporate Finance for EME.

   MR. VELLA has been Vice President of EME since March 1993 and Vice President, Construction and Technical Services since March 1997. From 1973 until 1993, Mr. Vella served as manager of business development and senior regional representative of Bechtel Corporation, an engineering and construction business, as well as general manager of Bechtel de Mexico, S.A. de C.V., one of Bechtel's subsidiaries.


ITEM 11. EXECUTIVE COMPENSATION

   SUMMARY COMPENSATION TABLE

   The following table provides information concerning compensation paid by EME to each of the named executive officers during the years 1996, 1995 and 1994 for services rendered by such persons in all capacities to EME and its subsidiaries.

                           SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                 COMPENSATION
                                                  ANNUAL COMPENSATION            AWARDS
                                         ------------------------------------    ------
                                                                 OTHER ANNUAL    SECURITIES     ALL OTHER
                                         SALARY       BONUS      COMPENSATION    UNDERLYING    COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR      ($)          ($)            ($)      OPTIONS(#)<F3>     ($)<F4>
 ---------------------------    ----     ------       -----      ------------  --------------  ------------

 Edward R. Muller               1996     370,000      444,000            2,621     41,000          23,148
 President & Chief Executive    1995     335,000      331,700            2,646     53,190          17,521
 Officer                        1994     310,000      200,000            1,789     31,920<F5>       2,325

 Robert M. Edgell               1996     292,000      275,000              133     25,700          88,071<F6>
 Executive Vice President       1995     252,000      250,000              700     30,770           8,492
                                1994     236,000      120,000              516     14,520           4,130

 S. Linn Williams               1996     275,000      220,000              734     20,100          13,148
 Senior Vice President          1995     250,000      180,000            1,028     24,390             141
 and General Counsel            1994      34,532<F2>   25,000<F2>            0          0               0

 Georgia R. Nelson <F1>         1996     270,000      190,000            1,337     23,700          14,446
 Senior Vice President,
 Operations

 James V. Iaco, Jr.             1996     250,000      200,000            2,906     19,800          10,416
 Senior Vice President and      1995     190,000      140,000            2,223     19,710               0
 Chief Financial Officer        1994     164,455       75,000            2,531      9,340               0

<F1> Ms. Nelson was appointed Senior Vice President, Operations and Division
     President of EME, Americas in January 1996.

<F2> Mr. Williams was appointed Senior Vice President and General Counsel of EME in November 1994.

<F3> No Stock Appreciation Rights (SARs) were granted. Amounts shown are comprised of Edison International stock options and EME "phantom stock" options. For 1996, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,200; 6,600; 5,400; 9,000; and 5,100 Edison
     International stock options, respectively; and 30,800; 19,100; 14,700; 14,700; and 14,700 EME phantom stock options, respectively. For 1995, Mr. Muller, Mr. Edgell, Mr. Williams and Mr. Iaco received 10,000; 5,200; 4,500; and 3,800 Edison International stock options, respectively; and 43,190; 25,570; 19,890; and 15,910 EME phantom stock options, respectively. For 1994, Mr. Muller, Mr. Edgell, Mr. Williams and Mr. Iaco received 14,100; 3,300; 0; and 2,300 Edison International stock options, respectively; and 17,820; 11,220; 0; and 7,040 EME phantom stock options, respectively. Each Edison International stock option gives the named executive officer the right to purchase one share of Edison International common stock, and each EME phantom stock option may be exercised to realize any appreciation in the deemed value of one hypothetical share of EME stock over annually escalated exercise prices, on the terms described in the notes to the Option Grants in the 1996 Option Grant Table below.

<F4> Includes the following company contributions to the Stock Savings Plus Plan
     (SSPP) and a supplemental defined contribution plan for eligible participants who are affected by participation limits of the SSPP imposed on higher-paid individuals by federal tax law: For 1996, Mr. Muller, $11,455; Mr. Edgell, $4,500; Mr. Williams, $6,301; Ms. Nelson, $7,913; and
     Mr. Iaco, $6,077.  For 1995, Mr. Muller, $15,988; Mr. Edgell, $8,220; Mr.
     Williams, $0; and Mr. Iaco, $0. For 1994, Mr. Muller, $2,325; Mr. Edgell, $4,130; Mr. Williams, $0; and Mr. Iaco, $0.

     Also includes the following amounts of interest accrued on deferred compensation of the named individuals, which is considered under the rules of the Securities and Exchange Commission to be at an above-market rate:
     For 1996, Mr. Muller, $1,508; Mr. Edgell, $239; Mr. Williams, $926;
     Ms. Nelson, $1,882; and Mr. Iaco, $139.  For 1995, Mr. Muller, $1,533;
     Mr. Edgell $272; Mr. Williams, $141; and Mr. Iaco, $0.  For 1994,
     Mr. Muller, $0; Mr. Edgell, $0; Mr. Williams, $0; and Mr. Iaco, $0.

<F5> Dividend equivalents related to 10,000 Edison International options granted to Mr. Muller on January 3, 1994, pursuant to his employment agreement, accrue unconditionally.

<F6> Includes an overseas service allowance of $75,832.  For each employee serving in an overseas site, the allowance calculation depends on base pay, family size and location.

  EXECUTIVE STOCK OPTIONS

  The following table sets forth certain information concerning Edison International stock options and EME phantom stock options granted pursuant to the Edison International Officer Long-Term Incentive Compensation Plan (LTIP) to the executive officers named in the Summary Compensation Table above during 1996.

                                                     OPTION GRANTS IN 1996<F1>

                                                       Individual Grants
                    -----------------------------------------------------------------------------
                                                                 Exercise
                               Options      Percent of Total      or Base                          Grant Date
                               Granted     Options Granted to      Price          Expiration         Present
      Name                       (#)       Employees in 1996      ($/Sh)            Date            Value($)
------------------             --------   -------------------    ---------       ------------       --------
                             <F2><F3><F4>                                           <F5>              <F6>
Edward R. Muller
 Edison International         10,200              18%             17.6250        01/02/2006           50,592
 EME                          30,800              12%             77.0300        01/02/2006          210,672

Robert M. Edgell
 Edison International          6,600              11%             17.6250        01/02/2006           32,736
 EME                          19,100               7%             77.0300        01/02/2006          130,644

S. Linn Williams
 Edison International          5,400               9%             17.6250        01/02/2006           26,784
 EME                          14,700               6%             77.0300        01/02/2006          100,548

Georgia R. Nelson
 Edison International          9,000              16%             17.6250        01/02/2006           44,640
 EME                          14,700               6%             77.0300        01/02/2006          100,548

James V. Iaco, Jr.
 Edison International          5,100               9%             17.6250        01/02/2006           25,296
 EME                          14,700               6%             77.0300        01/02/2006          100,548

<F1> No SARs were granted.  This table reflects all awards made under the LTIP
     ("LTIP Options") during 1996. In addition to Edison International stock options, it includes EME "phantom stock" options.

<F2> Each Edison International option represents the right to purchase one share of common stock of Edison International. The Edison International stock options include dividend equivalents which will be credited following the first three years of the option term if certain Edison International performance criteria discussed below are met. Dividend equivalents accumulate without interest and are payable in cash (or applicable to the exercise price) only upon the exercise of the related stock option.
     They are forfeited if and when the related option is forfeited.

     Dividend equivalents linked to Edison International performance are measured by Edison International Common Stock total shareholder return.
     If the average quarterly percentile ranking is less than the 60th percentile of that of the companies comprising the Dow Jones Electric Utilities Group Index, the dividend equivalents are reduced; if the Edison International total shareholder return ranking is less than the 25th percentile, the dividend equivalents are canceled. For rankings between the 60th and 25th percentiles, the dividend equivalents are prorated. The total shareholder return is measured at the end of the initial three-year period and will set the percentage payable for the entire term. If less than 100% of the dividend equivalents are earned, the unearned portion may be restored later in the option term if Edison International's cumulative total shareholder return ranking for the option term attains at least the 60th percentile. The terms and conditions of the 1994 and 1995
     options are similar to 1996 except as follows.   For 1994 options, the
     total shareholder return measure is phased in over a three-year period, after which a rolling three-year average will be used.

<F3> Each EME phantom stock option represents a right to exercise an option on one hypothetical share of EME stock. The deemed value of the stock is determined by a formula linked to project values, which are determined annually, and is based on 10 million total shares. The exercise price is the base value of the stock on the date of grant escalated at 12% per year, compounded annually. If the deemed value of a share of EME stock exceeds the exercise price for any subsequent year, the executive may exercise his option right with respect to any portion of his vested units during the 60-day exercise window in the second quarter of the following year and be paid in cash the difference between the exercise price and the deemed value of the shares. The number of units awarded to each Executive
     Officer was ascertained by dividing the calculated value of an EME phantom option into the present value target for the EME component of the Executive Officer's LTIP award as determined with reference to the Compensation and Executive Personnel Committees' survey discussed in their report below.

<F4> The LTIP Options become exercisable in three equal installments beginning on the first anniversary of their date of grant. Each option has a term of 10 years, subject to earlier expiration upon termination of employment as described below. The options are not transferable except upon death. If an executive retires, dies, or is permanently and totally disabled during the three-year vesting period, the unvested LTIP Options will vest and be exercisable to the extent of 1/36 of the grant for each full month of service during the vesting period. Unvested LTIP Options of any person who has served in the past on the Edison International or SCE Management Committee will vest and be exercisable upon the member's retirement, death, or permanent and total disability. None of the named officers have served on either of the two committees. Upon retirement, death or permanent and total disability, the vested LTIP Options may continue to be exercised within their original term by the recipient or beneficiary.
     If an executive is terminated other than by retirement, death or permanent and total disability, LTIP Options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination in the case of Edison International options, or during the next 60-day exercise window in the case of EME phantom stock options. All unvested LTIP Options are forfeited on the date of termination.

     Appropriate and proportionate adjustments may be made by the Compensation and Executive Personnel Committee to outstanding Edison International options to reflect any impact resulting from various corporate events such as reorganizations, stock splits and so forth. If Edison International is not the surviving corporation in such a reorganization, all LTIP Options then outstanding will become vested and be exercisable unless provisions are made as part of the transaction to continue the LTIP or to assume or substitute stock options of the successor corporation with appropriate adjustments as to the number and price of the options. The Edison International Compensation and Executive Personnel Committee administers the LTIP and has sole discretion to determine all terms and conditions of any grant, subject to plan limits. In addition, with the consent of the executive, the Compensation and Executive Personnel Committee may amend the terms of any agreement, including the price of any option, the post-termination term, and the vesting schedule. The Compensation and Executive Personnel Committee may substitute cash equivalent in value to the LTIP Options.

<F5> The expiration date of the LTIP Options is January 2, 2006; however, the final 60-day exercise period of EME phantom stock options will occur during the second quarter of that year. The LTIP Options are subject to earlier expiration upon termination of employment as described in footnote <F4> above.

<F6> The grant date present value of each Edison International stock option was calculated as the sum of (i) the option value and (ii) the dividend equivalent value. The option value was calculated to be approximately $1.71 per option share using the Black-Scholes stock option pricing model. For purposes of this calculation, it was assumed that options would be outstanding for an average of seven years prior to exercise, the volatility rate was assumed to be 17%, the risk-free rate of return was assumed to be 5.51%, the historic average dividend yield was assumed to be 6.54% and the stock price and exercise price were $17.6250.

     The grant date value of the dividend equivalent rights included with respect to each Edison International stock option was determined by (i) adding the dividends (without reinvestment) that would be received on a number of shares of Edison International common stock equal to the number of shares subject to the option for a period of seven years from the date on which the option was granted, based on the annual dividend rate at grant of $1.00 per share and (ii) discounting that amount to its present value assuming a discount rate of 11.6%, which was Edison's authorized return on common equity in 1996. This calculation does not reflect any reduction in value for the risk that Edison International performance measures may not be met.

    The value of an EME option was calculated to be $6.84 using the Black-Scholes stock option pricing model assuming an average exercise period of seven years, a volatility rate of 20.35%, a risk-free rate of return of 5.99%, a dividend yield of 0% and an exercise price of $170.29. These assumptions are based on average values of a group of peer companies adjusted for differences in capital structure.

    The actual value that an executive may realize will depend on various factors on the date the option is exercised, so there is no assurance the value realized by an executive will be at or near the grant date value estimated by the Black-Scholes model. The estimated values under that model are based on certain assumptions and are not a prediction as to future stock price.

    The following table sets forth certain information with respect to the exercise during 1996 by the executive officers named in the Summary Compensation Table above of options to purchase shares of common stock of Edison International and exercise hypothetical shares of stock of EME and option values as of December 31, 1996.

                      AGGREGATED OPTION EXERCISES IN 1996
                           AND YEAR-END OPTION VALUES
                                                                       NUMBER OF              VALUE OF
                                                                      UNEXERCISED       UNEXERCISED IN-THE-
                                                                  OPTIONS AT FISCAL       MONEY OPTIONS AT
                                                                     YEAR-END (#)       FISCAL YEAR-END($)<F1>
                                                                  -----------------     ----------------------
                            SHARES ACQUIRED                          EXERCISABLE/           EXERCISABLE/
          NAME              ON EXERCISE(#)     VALUE REALIZED($)     UNEXERCISABLE          UNEXERCISABLE
          ----              ---------------    -----------------     -------------          -------------
 Edward R. Muller
   Edison International            --                  --            32,732/21,568          42,589/72,714
   EME                             --                  --            26,276/65,534         353,221/565,468

 Robert M. Edgell
   Edison International            --                  --            36,683/11,167         183,616/36,265
   EME                             --                  --            16,003/39,887         212,654/336,543

 S. Linn Williams
   Edison International            --                  --             1,500/8,400            8,156/29,138
   EME                             --                  --             6,630/27,960         119,380/238,760

 Georgia R. Nelson
   Edison International            --                  --            24,933/35,267          86,434/146,199
   EME                             --                  --                 0/14,700               0/0

 James V. Iaco, Jr.
   Edison International            --                  --             2,799/8,401            9,306/27,103
   EME                             --                  --             9,996/27,654         132,622/209,561

<F1> Edison International options are treated as "in-the-money" if the fair market value of the underlying shares at December 31, 1996, exceeded the exercise price with respect thereto reduced by the amount credited to the named executive officer's dividend equivalent account with respect thereto.

     EME phantom stock options are considered "in-the-money" if the deemed value of EME phantom stock, which is determined annually by a formula linked to project values, exceeds prescribed exercise prices. The deemed value at year-end is not available until the second quarter of the following year. Therefore, amounts shown reflect the deemed value at fiscal year-end for 1995, the most recent data available.

    RETIREMENT BENEFITS
    -------------------

    The following table sets forth estimated gross annual benefits payable upon retirement at age 65 to the executive officers named in the Summary Compensation Table above in the remuneration and years of service classifications indicated.

                                       PENSION PLAN TABLE<F1>

                                         YEARS OF SERVICE
                 -------------------------------------------------------------------------------------
 REMUNERATION         10          15          20           25          30           35            40
 ------------       ------      ------      ------       ------      ------       ------        ------

  $ 100,000       $ 25,000    $ 33,750    $ 42,500    $  51,250   $  60,000    $  65,000     $  70,000

    150,000         37,500      50,625      63,750       76,875      90,000       97,500       105,000

    200,000         50,000      67,500      85,000      102,500     120,000      130,000       140,000

    250,000         62,500      84,375     106,250      128,125     150,000      162,500       175,000

    300,000         75,000     101,250     127,500      153,750     180,000      195,000       210,000

    350,000         87,500     118,125     148,750      179,375     210,000      227,500       245,000

    400,000        100,000     135,000     170,000      205,000     240,000      260,000       280,000

    450,000        112,500     151,875     191,250      230,625     270,000      292,500       315,000

    500,000        125,000     168,750     212,500      256,250     300,000      325,000       350,000

    550,000        137,500     185,625     233,750      281,875     330,000      357,500       385,000

    600,000        150,000     202,500     255,000      307,500     360,000      390,000       420,000

<F1> Estimates are based on the provisions of the retirement plans currently covering EME's executive officers (the "Retirement Plans"), with the following assumptions: (i) the Retirement Plans will continue to be maintained, (ii) optional forms of payment that reduce benefit amounts have not been selected, and (iii) any benefits in excess of limits contained in the Internal Revenue Code of 1986 (the "Code") and any incremental retirement benefits attributable to consideration of the annual bonus or participation in EME's deferred compensation plans will be paid out of the general assets of EME under an executive retirement plan (an "ERP"). Amounts in the pension table include neither the Income Continuation Plan nor the Survivor Income/Retirement Income plans, which provide postretirement death benefits and supplemental retirement income benefits. These plans are discussed in "Other Retirement Benefits".

    The Retirement Plans and ERP provide monthly benefits at normal retirement age (65 years) based on a unit benefit for each year of service plus a benefit determined by a percentage ("Service Percentage") of the executive's average highest 36 consecutive months of regular salary and, in the case of the ERP, the average highest three bonuses in the last five years prior to attaining age 65. The Service Percentage is based on 1-3/4% per year for the first 30 years of service (52-1/2% upon completion of 30 years' service) and 1% for each year in excess of 30. Individuals hired prior to September 1, 1978 are grandfathered into the benefit provisions of the Retirement Plans and ERP as they were then constituted. These grandfathering provisions may provide slightly higher benefits for individuals who have less than 22.7 years of service. Executives with the rank of Senior Vice President (or higher) accrue an additional 0.75 service percentage for each year of service up to ten years. The actual benefit determined by the Service Percentage would take into account the unit benefit and be offset by up to 40% of the executive's primary Social Security benefits. For management and administrative employees in service on or after January 1, 1988, accrual of years of credited service occurs without regard to attainment of age 65. Effective January 1, 1995, a special provision was added to the Retirement Plan for non-represented employees who were: (a) in service for at least one day during the period from January 1, 1995 through December 31, 1996,
(b) were born before January 1, 1952, (c) complete at least 20 years of service on or before December 31, 2001, and (d) terminate service on or after age 50 but before age 55. An eligible employee can leave EME after age 50 and before age 55, and begin to receive retirement benefits as if they retired from active service, any time after age 55. The service and salary used to calculate this provision stops as of December 1, 1996. For an eligible employee who continues with EME beyond December 31, 1996, service and salary beyond December 31, 1996, are only used to calculate the Retirement Plan's regular provisions. In addition, periods during which participants receive benefits under EME's long-term disability plan also count for credit under the Retirement Plans and ERP.

    The normal form of benefit is a life annuity with a 50% survivor benefit following the death of the participant. Retirement benefits are reduced for retirement prior to age 61. The amounts shown in the Pension Plan Table above do not reflect reductions in retirement benefits due to the Social Security offset or early retirement.

    Mr. Edgell has elected to retain coverage under a previous benefit program. This program provided, among other benefits, the post-retirement benefits discussed in the following section. The ERP benefits provided in the previous program are less than the benefits shown in the pension table. To determine these reduced benefits, multiply the dollar amounts shown in each column by the following factors: 10 years of service--70%, 15 years--78%, 20 years--82%, 25 years--85%, 30 years--88%, 35 years--88%, and 40 years--89%.

    At December 31, 1996, Mr. Muller had completed 3 years of service; Mr. Edgell, 26 years; Mr. Williams, 2 years; Ms. Nelson, 26 years; Mr. Iaco, 2 years.

OTHER RETIREMENT BENEFITS

    Additional post-retirement benefits are provided pursuant to the Income Continuation Plan and the Survivor Income/Retirement Income Plan under the Executive Supplemental Benefit Program.

    The Income Continuation Plan provides a post-retirement survivor benefit payable to the beneficiary of the executive officer following his or her death. The benefit is approximately 24% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable for ten years certain. If a named executive officer's final annual compensation were $600,000 (the highest compensation level in the Pension Plan Table above), the beneficiary's estimated annual survivor benefit would be approximately $144,000. Mr. Edgell has elected coverage under this program.

    The Survivor Income/Retirement Income Plan provides a post-retirement survivor benefit payable to the beneficiary of the executive officer following his or her death. The benefit is 25% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable for ten years certain. At retirement, an executive officer has the right to elect the Retirement Income benefit in lieu of the Survivor Income benefit. The Retirement Income benefit is 10% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable to the executive officer for ten years certain immediately following retirement. If a named executive officer's final annual compensation were $600,000 (the highest compensation level in the Pension Plan Table above), the beneficiary's estimated annual survivor benefit would be approximately $150,000. If a named executive officer were to elect the Retirement Income benefit in lieu of Survivor Income and had final annual compensation of approximately $600,000 (the highest compensation level in the Pension Plan Table above), the named executive officer's estimated annual benefit would be approximately $60,000. Mr. Edgell has elected coverage under this program.

    The 1985 Deferred Compensation Plan provides a post-retirement survivor benefit. This plan allowed eligible participants in September 1985 to elect voluntarily to defer until retirement a portion of annual salary and annual bonuses otherwise earned and payable for the period October 1985 through January 1990. The post-retirement survivor benefit is 50% of the annual deferred compensation payable from the participant's account. Survivor benefit payments begin following completion of the participant's deferred compensation payments. If the named beneficiary is the executive's spouse, then survivor benefits are paid as a life annuity, five years certain; the benefit amount will be reduced actuarially if the spouse is more than five years younger than the executive at the time of the executive's death. If the beneficiary is not the spouse, then benefits are paid for five years only.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS
--------------------------

    Set forth below is certain information regarding each person who is known to EME to be the beneficial owner of more than five percent of EME's common stock.

          Title of Class           Name and Address of             Amount and Nature of              Percent of
          --------------            Beneficial Owner               Beneficial Ownership                Class
                                   -------------------             --------------------              ----------
 Common Stock, no par value         The Mission Group           100 shares held directly and with          100%
                                    18101 Von Karman Avenue,    exclusive voting and investment power
                                    Suite 1700
                                    Irvine, California 92612

MANAGEMENT
----------

    Set forth below is certain information about the beneficial ownership in equity securities of Edison International by all directors of EME, the executive owners of EME named in the Summary Compensation Table in Item 6 below and all directors and executive officers of EME as a group.

                                                                                        Amount and Nature of
                                              Company and                          Beneficial Ownership as of
          Name                                Class of Stock                       December 31, 1996<F1><F2><F3><F4><F5>
          ----                             --------------------                    -------------------------------------
     John E. Bryson                        Edison International Common Stock                   378,578
     Bryant C. Danner                      Edison International Common Stock                   101,606
     Robert M. Edgell                      Edison International Common Stock                    54,601
     Alan J. Fohrer                        Edison International Common Stock                   103,027
     Edward R. Muller                      Edison International Common Stock                    45,966
                                           Mission Capital Preferred Securities                  1,370
     S. Linn Williams                      Edison International Common Stock                     4,830
     Georgia R. Nelson                     Edison International Common Stock                    56,466
     James V. Iaco, Jr.                    Edison International Common Stock                     6,533
                                           Mission Capital Preferred Securities                  5,900
     All directors and executive
     officers as a group                   Edison International Common Stock                   842,919
                                           Mission Capital Preferred Securities                  8,250

<F1> Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse. No named person or group owns more than 1% of the outstanding shares of the class.

<F2> Includes the following number of Edison International shares owned under the SSPP: Mr. Bryson, 12,912 shares; Mr. Danner, 1,474 shares; Mr. Edgell, 12,885 shares; Mr. Fohrer, 11,761 shares; Mr. Muller, 0 shares;
     Mr. Williams, 30 shares; Ms. Nelson, 13,066 shares; Mr. Iaco, 0 shares; and all directors and executive officers as a group, 93,508 shares.
     Each such person and group may be deemed to share voting power with the trustee appointed under the SSPP.

<F3> Includes the following number of Edison International shares with respect to which the right exists to acquire beneficial ownership within 60 days through the exercise of options granted under an employee benefit plan known as the 1987 Long-Term Incentive Compensation Plan as amended and restated by the Edison International Officer Long-Term Incentive Compensation Plan effective April 16, 1992: Mr. Bryson, 353,466 shares; Mr. Danner, 98,132 shares; Mr. Edgell, 41,716 shares; Mr. Fohrer, 90,766 shares; Mr. Muller, 44,166 shares; Mr. Williams, 4,800 shares;
     Ms. Nelson, 43,400 shares; Mr. Iaco, 6,533 shares; and all directors and executive officers as a group, 732,911 shares.

<F4> Includes Edison International shares held in own name by Mr. Fohrer, 500 shares; spouse's name by Mr Bryson, 200 shares; held with another person by Mr. Bryson, 6,000 shares; held as trustee by Mr. Bryson, 6,000 shares;
     held as custodian by Mr. Muller, 400 shares; and held in broker's name by Mr. Danner, 2,000 shares, and Mr. Muller, 1,400 shares.

<F5> Includes the following number of shares of Monthly Income Preferred
     Securities of Mission Capital, a limited partnership of which EME is the sole general partner: Mr. Muller, 280 shares held in spouse's name and 290 shares held in custodial names; Mr. Iaco, 750 shares held in spouse's name; all directors and executive officers as a group, 1,030 shares held in spouses'names and 670 shares held in custodial names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In April 1994, EME made a loan to S. Daniel Melita, Senior Vice President of EME, in the amount of $150,000 in exchange for a note executed by Mr. Melita and payable to EME at seven percent (7%) annual interest. The entire note, together with accrued interest, was paid in December 1996. The largest aggregate amount of indebtedness outstanding under the loan during 1996 was $171,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K

    (A)(1)  LIST OF FINANCIAL STATEMENTS

   See Index to Consolidated Financial Statements at Item 8 of this report.

   (2)   LIST OF FINANCIAL STATEMENT SCHEDULES

   The following item is filed as a part of this report pursuant to Item 14(d) of Form 10-K:

   The Cogeneration Group Combined Financial Statements as of December 31, 1996, 1995 and 1994

   Schedules pursuant to Item 8 of Form 10-K are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

   (3)   LIST OF EXHIBITS

   (A)

 EXHIBIT NO.                                                  DESCRIPTION
 -----------                                                  -----------
 2.1             Agreement for the sale and purchase of shares in First Hydro Limited, dated December 21, 1995 between PSB Holding Limited and First Hydro Finance Plc, incorporated by reference to Exhibit 2.1 to EME's Current Report on Form 8-K, No. 1-13434 dated January 4, 1996.

 3.1             Amended and Restated Articles of Incorporation of EME incorporated by reference to Exhibit 3.1 to
                 EME's Current Report on Form 8-K, No. 1-13434 dated January 30, 1996.  Originally filed with EME's
                 Registration Statement on Form 10 to the Securities and Exchange Commission on September 30, 1994
                 and amended by Amendment No. 1 thereto dated November 19, 1994 and Amendment No. 2 thereto dated
                 November 21, 1994 (as so amended, the "Form 10").

 3.2             By-Laws of EME, incorporated by reference to Exhibit 3.2 to EME's Form 10.

 4.1             Copy of the Global Debenture representing EME's 9-7/8% Junior Subordinated Deferrable Interest
                 Debentures, Series A, Due 2024.

 4.2             Conformed copy of the Indenture dated as of November 30, 1994 between EME and The First National
                 Bank of Chicago, as trustee.

 4.2.1           First Supplemental Indenture dated as of November 30, 1994 to Indenture dated as of November 30,
                 1994 between EME and The First National Bank of Chicago, as trustee.

 10.1            Power Purchase Contract between Southern California Edison Company and Magma Electric Company,
                 dated March 1, 1984, incorporated by reference to Exhibit 10.1 to EME's Form 10.

 10.1.1          Amendment No. 1 to Power Purchase Contract between Southern California Edison Company and Magma
                 Electric Company, dated May 10, 1984, incorporated by reference to Exhibit 10.1.1 to EME's Form 10.

 10.2            Power Purchase Contract between Southern California Edison Company and Champlin Petroleum Company,
                 dated March 8, 1985, incorporated by reference to Exhibit 10.2 to EME's Form 10.

 10.2.1          Amendment to Power Purchase Contract between Southern California Edison Company and Champlin
                 Petroleum Company, dated July 29, 1985, incorporated by reference to Exhibit 10.2.1 to EME's Form
                 10.

 10.2.2          Amendment No. 2 to Power Purchase Contract between Southern California Edison Company and Champlin
                 Petroleum Company, dated October 29, 1985, incorporated by reference to Exhibit 10.2.2 to EME's
                 Form 10.

 10.3            Power Purchase Contract between Southern California Edison Company and Magma Electric Company,
                 dated February 8, 1984, incorporated by reference to Exhibit 10.3 to EME's Form 10.

 10.4            Power Purchase Contract between Southern California Edison Company and Imperial Energy Company,
                 dated February 22, 1984, incorporated by reference to Exhibit 10.4 to EME's Form 10.

 10.4.1          Amendment to Power Purchase Contract between Southern California Edison Company and Imperial Energy
                 Company, dated November 13, 1984, incorporated by reference to Exhibit 10.4.1 to EME's Form 10.

 10.5            Power Purchase Contract between Southern California Edison Company and Magma Electric Company,
                 dated June 15, 1984, incorporated by reference to Exhibit 10.5 to EME's Form 10.

 Exhibit No.                                              Description
 -----------                                              -----------
 10.5.1          Amendment to Power Purchase Contract between Southern California Edison Company and Magma Electric
                 Company, dated April 10, 1986, incorporated by reference to Exhibit 10.5.1 to EME's Form 10.

 10.5.2          Amendment No. 2 to Power Purchase Contract between Southern California Edison Company and Magma
                 Electric Company, dated April 10, 1986, incorporated by reference to Exhibit 10.5.2 to EME's Form
                 10.

 10.6            Power Purchase Contract between Southern California Edison Company and Imperial Energy Company
                 Niland No. 2, dated April 16, 1985, incorporated by reference to Exhibit 10.6 to EME's Form 10.

 10.6.1          Amendment No. 1 to Power Purchase Contract between Southern California Edison Company and Magma
                 Power Company, dated April 10, 1986, incorporated by reference to Exhibit 10.6.1 to EME's Form 10.

 10.7            Power Purchase Contract between Southern California Edison Company and Chevron U.S.A. Inc., dated
                 November 9, 1984, incorporated by reference to Exhibit 10.7 to EME's Form 10.

 10.7.1          Amendment No. 1 to Power Purchase Contract between Southern California Edison Company and Chevron
                 U.S.A. Inc., dated March 29, 1985, incorporated by reference to Exhibit 10.7.1 to EME's Form 10.

 10.7.2          Amendment No. 2 to Power Purchase Contract between Southern California Edison Company and Chevron
                 U.S.A. Inc., dated November 21, 1985, incorporated by reference to Exhibit 10.7.2 to EME's Form 10.

 10.7.3          Amendment No. 3 to Power Purchase Contract between Southern California Edison Company and Chevron
                 U.S.A. Inc., dated November 21, 1985, incorporated by reference to Exhibit 10.7.3 to EME's Form 10.

 10.7.4          Amendment No. 4 to Power Purchase Contract between Southern California Edison Company and Beowawe
                 Geothermal Power Company, dated December 27, 1985, incorporated by reference to Exhibit 10.7.4 to
                 EME's Form 10.

 10.7.5          Amendment No. 5 to Power Purchase Contract between Southern California Edison Company and Beowawe
                 Geothermal Power Company, dated March 21, 1986, incorporated by reference to Exhibit 10.7.5 to
                 EME's Form 10.

 10.8            Power Purchase Contract between Southern California Edison Company and Arco Petroleum Products
                 Company (Watson Refinery), incorporated by reference to Exhibit 10.8 to EME's Form 10.

 10.9            Power Supply Agreement between State Electricity Commission of Victoria, Loy Yang B Power Station
                 Pty. Ltd. and the Company Australia Pty. Ltd., as managing partner of the Latrobe Power
                 Partnership, dated December 31, 1992, incorporated by reference to Exhibit 10.9 to EME's Form 10.

 10.10           Power Purchase Agreement between P.T. Paiton Energy Company as Seller and Perusahaan Umum Listrik
                 Negara as Buyer, dated February 12, 1994, incorporated by reference to Exhibit 10.10 to EME's Form
                 10.

 10.11           Amended and Restated Power Purchase Contract between Southern California Energy Company and Midway-
                 Sunset Cogeneration Company, dated May 5, 1988, incorporated by reference to Exhibit 10.11 to EME's
                 Form 10.

 10.12           Parallel Generation Agreement between Kern River Cogeneration Company and Southern California
                 Energy Company, dated January 6, 1984, incorporated by reference to Exhibit 10.12 to EME's Form 10.

 Exhibit No.                                                Description
 -----------                                                -----------
 10.13           Parallel Generation Agreement between Kern River Cogeneration (Sycamore Project) Company and
                 Southern California Energy Company, dated December 18, 1984, incorporated by reference to Exhibit
                 10.13 to EME's Form 10.

 10.14           Amendment No. 2 to Power Purchase Agreement between Southern California Energy Company and
                 Vulcan/BN Geothermal Power Company, dated April 1, 1986, incorporated by reference to Exhibit 10.14 to EME's Form 10.

 10.15           U.S. $325 million Bank of Montreal Revolver, dated October 29, 1993, incorporated by reference to
                 Exhibit 10.15 to EME's Form 10.

 10.15.1         U.S. $400 million Bank of America National Trust and Savings Association Credit Agreement, dated
                 October 27, 1994, incorporated by reference to Exhibit 10.15.1 to EME's Form 10.

 10.15.2         Conformed copy of the Amended and Restated U.S. $400 million Bank of America National Trust and
                 Savings Association Credit Agreement, dated as of November 17, 1994, incorporated by reference to
                 Exhibit 10.15.2 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.15.3         Conformed copy of the Second Amended and Restated U.S. $400 million Bank of America National Trust and Savings Association Credit Agreement, dated as of October 11, 1996.*

 10.16           Amended and Restated Ground Lease Agreement between Texaco Refining and Marketing Inc. and March
                 Point Cogeneration Company, dated August 21, 1992, incorporated by reference to Exhibit 10.16 to
                 EME's Form 10.

 10.16.1         Amendment No. 1 to Amended and Restated Ground Lease Agreement between Texaco Refining and
                 Marketing Inc. and March Point Cogeneration Company, dated August 21, 1992, incorporated by reference to Exhibit 10.16 to EME's Form 10.

 10.17           Memorandum of Agreement between Atlantic Richfield Company and Products Cogeneration Company, dated
                 September 17, 1987, incorporated by reference to Exhibit 10.17 to EME's Form 10.

 10.18           Memorandum of Ground Lease between Texaco Producing Inc. and Sycamore Cogeneration Company, dated
                 January 19, 1987, incorporated by reference to Exhibit 10.18 to EME's Form 10.

 10.19           Amended and Restated Memorandum of Ground Lease between Getty Oil Company and Kern River
                 Cogeneration Company, dated November 14, 1984, incorporated by reference to Exhibit 10.19 to EME's
                 Form 10.

 10.20           Memorandum of Lease between Sun Operating Limited Partnership and Midway-Sunset Cogeneration
                 Company, incorporated by reference to Exhibit 10.20 to EME's Form 10.

 10.21           Executive Supplemental Benefit Program, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

 10.22           1981 Deferred Compensation Agreement, incorporated by reference to Exhibits to Forms 10-K filed by
                 SCEcorp (File No. 1-2313).

 10.23           1985 Deferred Compensation Agreement for Executives, incorporated by reference to Exhibits to Forms
                 10-K filed by SCEcorp (File No. 1-2313).

 10.24           1987 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

 10.25           1988 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

 Exhibit No.                                                Description
 -----------                                                -----------
 10.26           1989 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-9936).

 10.27           1990 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-9936).

 10.28           Annual Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms
                 10-K filed by SCEcorp (File No. 1-9936).

 10.29           Executive Retirement Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

 10.30           Long-Term Incentive Plan for Executive Officers, incorporated by reference to the Registration
                 Statement (File No. 33-19541) under which SCEcorp registered securities to be offered pursuant to the Plan under the Securities Act of 1933.

 10.31           Estate and Financial Planning Program for Executive Officers, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-9936).

 10.32           Letter Agreement with Edward R. Muller, incorporated by reference to Exhibit 10.32 to EME's Form
                 10.

 10.33           Agreement with James S. Pignatelli, incorporated by reference to Exhibit 10.33 to EME's Form 10.

 10.34           Conformed copy of the Guarantee Agreement dated as of November 30, 1994, incorporated by reference to Exhibit 10.34 to EME's Form 10.

 10.35           Indenture of Lease between Brooklyn Navy Yard Development Corporation and Cogeneration
                 Technologies, Inc., dated as of December 18, 1989, incorporated by reference to Exhibit 10.35 to
                 EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.35.1         First Amendment to Indenture of Lease between Brooklyn Navy Yard Development Corporation and
                 Cogeneration Technologies, Inc., dated November 1, 1991, incorporated by reference to Exhibit
                 10.35.1 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.35.2         Second Amendment to Indenture of Lease between Brooklyn Navy Yard Development Corporation and
                 Cogeneration Technologies, Inc., dated June 3, 1994, incorporated by reference to Exhibit 10.35.2 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.35.3         Third Amendment to Indenture of Lease between Brooklyn Navy Yard Development Corporation and
                 Cogeneration Technologies, Inc., dated December 12, 1994, incorporated by reference to Exhibit
                 10.35.3 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.36           Conformed copy of A$200 million Bank of America National Trust and Savings Association Credit
                 Agreement dated November 22, 1994, incorporated by reference to Exhibit 10.36 to EME's Annual
                 Report on Form 10-K for the year ended December 31, 1994.

 10.36.1         Conformed copy of the Amended and Restated A$200 million Bank of America National Trust and Savings
                 Associated Credit Agreement dated December 12, 1994, incorporated by reference to Exhibit 10.36.1 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.36.2         Conformed copy of First Amendment to Amended and Restated A$200 million Bank of America National
                 Trust and Savings Associated Credit Agreement dated June 7, 1995, incorporated by reference to
                 Exhibit 10.36.2 to EME's Form 10-Q for the quarter ended September 30, 1995.

 10.37           Amended and Restated Limited Partnership Agreement of Mission Capital, L.P. dated as of
                 November 30, 1994, incorporated by reference to Exhibit 10.37 to EME's Annual Report on Form 10-K
                 for the year ended December 31, 1994.

 Exhibit No.                                                  Description
 -----------                                                  -----------
 10.38           Action of General Partner of Mission Capital, L.P. creating the 9-7/8% Cumulative Monthly Income
                 Preferred Securities, Series A, dated as of November 30, 1994, incorporated by reference to Exhibit
                 10.38 to EME's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.39           Action of General Partner of Mission Capital, L.P. creating the 8-1/2% Cumulative Monthly Income
                 Preferred Securities, Series B, dated as of August 8, 1995, incorporated by reference to Exhibit
                 10.39 to EME's Form 10-Q for the quarter ended June 30, 1995.

 10.40           Power Purchase Contract between ISAB Energy, S.r.l. as Seller and Enel, S.p.A. as Buyer, dated June
                 9, 1995, incorporated by reference to Exhibit 10.40 to EME's Form 10-Q for the quarter ended June
                 30, 1995.

 10.41           400 million sterling pounds Barclays Bank Plc Credit Agreement, dated December 18, 1995, incorporated by reference to Exhibit 10.41 to EME's Current Report on Form 8-K, No.
                 1-13434.

 10.42           Guarantee by EME dated December 1, 1995 supporting Letter of Credit issued by Bank of America
                 National Trust and Savings Association to secure payment of bonds issued pursuant to the Brooklyn
                 Navy Yard project tax-exempt bond financing, incorporated by reference to Exhibit 10.42 to EME's
                 Annual Report on Form 10-K for the year ended December 31, 1995.

 10.43           Guarantee by EME dated December 1, 1995 supporting Letter of Credit issued by Bank of America
                 National Trust and Savings Association to secure Brooklyn Navy Yard's indemnity to the New York
                 City Industrial Development Agency pursuant to the Brooklyn Navy Yard project tax-exempt bond financing, incorporated by reference to Exhibit 10.43 to EME's Annual Report on Form 10-K for the
                 year ended December 31, 1995.

 10.44           Guarantee by EME dated December 20, 1996 in favor of The Fuji Bank, Limited, Los Angeles Agency, to secure Camino Energy Company's payments pursuant to Camino Energy Company's Credit Agreement and
                 Defeasance Agreement.*

 21              List of Subsidiaries.*

 27              Financial Data Schedule.*

    ---------------
   *Filed herewith

   (B)   REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1996.

   (C)   EXHIBITS

   The Exhibits filed with this report are listed in Item 14(a)(3) above.

   (D)   FINANCIAL STATEMENT SCHEDULES

   The financial statement schedules filed with this report are listed in
   Section 14(a)(2) above.



   Financial information for the Cogeneration Group for the years ended December 31, 1996, 1995 and 1994. The financial statements of the Cogeneration Group present the combination of those entities that are 50% or less owned by EME and that met the requirements of Rule 3-09 of Regulation S-X in 1995 and 1994.
There were no entities which were 50% or less owned by EME that met the requirements of Rule 3-09 of Regulation S-X in 1996.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Board of Directors of Edison Mission Energy:

     We have audited the accompanying combined balance sheets of Kern River Cogeneration Company (a general partnership between Getty Energy Company and Southern Sierra Energy Company), Sycamore Cogeneration Company (a general partnership between Texaco Cogeneration Company and Western Sierra Energy Company) and Watson Cogeneration Company (a general partnership between Camino Energy Company and Products Cogeneration Company), (collectively the Cogeneration Group) as of December 31, 1995, and the related combined statements of income, partners' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Cogeneration Group as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP
   Los Angeles, California
   March 15, 1996


                             THE COGENERATION GROUP
                          COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                    Years Ended December 31,
                                                       -------------------------------------------------
                                                          1996                1995                1994
                                                       -----------          ----------         ---------
                                                       (Unaudited)
 Operating Revenue
      Sales of energy to SCE                            $347,537            $318,964            $348,458
      Sales of energy to TEPI                              9,406               8,405               8,873
      Sales of energy to ARCO Products                    23,631              19,249              31,849
      Sales of steam to TEPI                              72,038              64,150              71,861
      Sales of steam to ARCO Products                     43,121              35,018              24,002
                                                        --------            --------            --------
           Total operating revenues                      495,733             445,786             485,043
                                                        --------            --------            --------
 OPERATING EXPENSES
      Fuel                                               234,509             181,219             209,594
      Plant operations                                    56,662              62,657              58,871
      Depreciation and amortization                       24,151              24,661              24,510
      Administrative and general                           5,733               6,824               7,555
                                                        --------            --------            --------
           Total operating expenses                      321,055             275,361             300,530
                                                        --------            --------            --------
           Income from operations                        174,678             170,425             184,513
                                                        --------            --------            --------

 OTHER INCOME (EXPENSE)
      Interest and other income                            2,031               2,706               2,968
      Interest expense                                    (5,673)             (9,454)             (9,498)
                                                        --------            --------            --------
          Total other income (expense)                    (3,642)             (6,748)             (6,530)
                                                        --------            --------            --------
 NET INCOME                                             $171,036            $163,677            $177,983
                                                        ========            ========            ========




  The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  December 31,
                                                                         --------------------------------
                                                                            1996                  1995
                                                                         -----------            ---------
                                                                         (Unaudited)
 ASSETS
 CURRENT ASSETS
      Cash and cash equivalents                                            $ 48,334              $ 19,836
      Trade receivables - affiliates                                         57,051                50,274
      Other receivables                                                         825                   422
      Inventories                                                            16,632                17,809
      Prepaid expenses and other assets                                       3,009                 2,187
                                                                           --------              --------
          Total current assets                                              125,851                90,528
                                                                           --------              --------
 PROPERTY, PLANT AND EQUIPMENT                                              652,534               641,063
      Less accumulated depreciation and amortization                        236,517               215,820
                                                                           --------              --------

          Net property, plant and equipment                                 416,017               425,243
                                                                           --------              --------
 OTHER ASSETS
      Emission credits, net                                                  19,584                21,678
      Intangible assets, net                                                 23,950                25,077
      Other                                                                     890                 1,807
                                                                           --------              --------
          Total other assets                                                 44,424                48,562
                                                                           --------              --------
 TOTAL ASSETS                                                              $586,292              $564,333
                                                                           ========              ========

     The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   December 31,
                                                                         --------------------------------
                                                                            1996                  1995
                                                                         -----------            ---------
                                                                         (Unaudited)
 LIABILITIES AND PARTNERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable - affiliates                                         $ 46,680              $ 27,683
     Accounts payable and accrued liabilities                                32,077                16,645
     Current maturities of loans payable                                     13,404                24,951
                                                                           --------              --------
          Total current liabilities                                          92,161                69,279
                                                                           --------              --------
 LOANS PAYABLE,
     net of current maturities                                               69,370                82,774
                                                                           --------              --------
 MAINTENANCE ACCRUAL                                                          9,160                12,115
                                                                           --------              --------
          Total liabilities                                                 170,691               164,168
                                                                           --------              --------
 COMMITMENTS AND CONTINGENCIES (Note 7)

 PARTNERS' EQUITY                                                           415,601               400,165
                                                                           --------              --------
 TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $586,292              $564,333
                                                                           ========              ========








   The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                     COMBINED STATEMENTS OF PARTNERS' EQUITY
                                 (IN THOUSANDS)


                                             Company               Texaco                ARCO                 Total
                                            Affiliates           Affiliates           Affiliates             Equity
                                            ----------           ----------           ----------             ------
 Balances at December 31, 1993               $194,622             $ 84,125            $115,007             $393,754
 Cash distributions                           (86,549)             (48,550)            (39,550)            (174,649)
 Net income                                    88,383               58,554              31,046              177,983
                                             ---------            ---------           ---------            ---------
 Balances at December 31, 1994                196,456               94,129             106,503              397,088

 Cash distributions                           (79,550)             (42,800)            (38,250)            (160,600)
 Net income                                    81,182               49,010              33,485              163,677
                                             ---------            ---------           ---------            ---------
 Balances at December 31, 1995                198,088              100,339             101,738              400,165

 Cash distributions (Unaudited)               (77,060)             (40,800)            (37,740)            (155,600)
 Net income (Unaudited)                        84,865               52,845              33,326              171,036
                                             ---------            ---------           ---------            ---------
 Balances at December 31, 1996 (Unaudited)   $205,893             $112,384            $ 97,324             $415,601
                                             =========            =========           =========            =========










    The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                     -------------------------------------------
                                                                        1996             1995             1994
                                                                     -----------       ---------       ---------
                                                                     (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $171,036         $163,677         $177,983
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                 24,151           24,661           24,510
          Loss on disposal of assets                                        --               --            1,742
     (Increase) decrease in receivables                                 (7,180)           5,595           (3,166)
     Decrease (increase) in inventories                                  1,177           (1,519)           1,621
     Increase (decrease) in payables                                    27,800           (1,053)          (5,233)
     Increase in maintenance accrual                                     3,673            5,456            2,218
     Other, net                                                         (1,630)            (411)           3,287
                                                                      ---------        ---------        ---------
 Net cash provided by operating activities                             219,027          196,406          202,962
                                                                      ---------        ---------        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                              (11,512)          (7,386)          (5,040)
                                                                      ---------        ---------        ---------
 Net cash used in investing activities                                 (11,512)          (7,386)          (5,040)
                                                                      ---------        ---------        ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from escrow account                                        1,534            1,488            1,488
     Loan repayments                                                   (24,951)         (25,100)         (25,100)
     Distribution to partners                                         (155,600)        (160,600)        (174,649)
                                                                      ---------        ---------        ---------
 Net cash used in financing activities                                (179,017)        (184,212)        (198,261)
                                                                      ---------        ---------        ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   28,498            4,808             (339)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         19,836           15,028           15,367
                                                                      ---------        ---------        ---------
 Cash and Cash Equivalents at End of Year                             $ 48,334         $ 19,836         $ 15,028
                                                                      =========        =========        =========

 SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                    $  5,997         $  9,553         $  9,494
                                                                      =========        =========        =========
 SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Additions to property, plant and equipment received in
       settlement of certain receivables                              $     --         $     --         $    778
                                                                      =========        =========        =========

     The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 (UNAUDITED), 1995 AND 1994


NOTE 1.  GENERAL
----------------

Principles of Combination

   Edison Mission Energy (EME), a wholly owned subsidiary of The Mission Group, a wholly owned non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company (SCE), has a general partnership interest in Kern River Cogeneration Company (Kern River), Sycamore Cogeneration Company (Sycamore) and Watson Cogeneration Company (Watson) (jointly referred to herein as the Group). SSEC, WSEC and CEC (as defined below) are separate legal entities from EME. The accompanying combined financial statements have been prepared for purposes of EME complying with certain requirements of the Securities and Exchange Commission.

   Kern River is a general partnership between Getty Energy Company (GEC), a wholly owned subsidiary of Texaco Inc. (Texaco), and Southern Sierra Energy Company (SSEC), a wholly owned subsidiary of EME. Kern River owns and operates a 300-MW natural gas-fired cogeneration facility located near Bakersfield, California, which sells electricity to SCE and which sells electricity and steam to Texaco Exploration and Production Inc. (TEPI), a wholly owned subsidiary of Texaco, for use in TEPI's enhanced oil recovery operations in the Kern River Oil Field. Partnership income (loss) is allocated equally to the partners.

   Sycamore is a general partnership between Texaco Cogeneration Company (TCC), a wholly owned subsidiary of Texaco, and Western Sierra Energy Company (WSEC), a wholly owned subsidiary of EME. Sycamore owns and operates a 300-MW natural gas-fired cogeneration facility located near Bakersfield, California, which sells electricity to SCE and which sells steam to TEPI for use in TEPI's enhanced oil recovery operations in the Kern River Oil Field. Partnership income (loss) is allocated equally to the partners.

   Watson is a general partnership between Products Cogeneration Company (PCC), a wholly owned subsidiary of Atlantic Richfield Company (ARCO) and Camino Energy Company (CEC), a wholly owned subsidiary of EME. PCC and CEC own 51 percent and 49 percent, respectively. Effective January 1997, PCC only owns two percent with 49% held by Carson Cogeneration Company, a subsidiary of ARCO. Watson owns and operates a 385-MW natural gas-fired cogeneration facility located in Carson, California, which sells electricity to SCE and which sells electricity and steam to ARCO Products Company (ARCO Products) for use at ARCO Products' refinery. Partnership income (loss) is allocated based upon the partners' respective ownership percentage.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

   Inventories are comprised of materials and supplies, and are stated at their lower of average cost or market.

Property, Plant and Equipment

   All costs, including interest and field overhead expenses, incurred during construction and the precommission phase of the facilities were capitalized as part of the cost of the facilities. Revenue earned during the precommission phase was offset against the costs of the facilities. The facilities and related equipment are being depreciated on a straight-line basis over approximately 30 years, which is the estimated useful lives of the facilities.

Emission Credits

   Two of the Group's facilities were required to obtain assignments of emission offset credits in order to be certified by the California Energy Commission. These credits were required to meet the current environmental regulations as they relate to the emissions being produced from the operation of these facilities. The cost of these emission credits are stated net of accumulated amortization of $21.1 million and $19.1 million at December 31, 1996 and 1995, respectively (see Note 5). The emission credits are being amortized on a straight-line basis over 21 years.

Intangible Assets

   Intangible assets are stated net of accumulated amortization of $11.9 million and $10.7 million at December 31, 1996 and 1995, respectively, and consist of outside boundary limit facilities, refinery infrastructure, environment permits and land use, as outlined in the various partnership agreements, contributed to the Group. All of the intangible assets relate to the operations of the various facilities, and as a result, are being amortized on a straight-line basis over the estimated useful life of the facilities.

Statements of Cash Flows

   For purposes of reporting cash flows, the Group considers short-term temporary cash investments with an original maturity of three months or less to be cash equivalents.

Maintenance Accruals

   The Group performs scheduled inspections and major overhauls periodically over the life of their combustion turbines. Generally, expenses for these events are accrued for on a straight-line basis over the expected operating-hour interval between each like maintenance event. Expenditures for minor maintenance, repairs and renewals are charged to expense as incurred. Expenditures for additions and improvements are capitalized.

   The accruals for repair and maintenance events are based on management's estimates of what these events will cost at the time the events occur. Due to fluctuations in prices and changes in the timing of the scheduled events, the estimated costs of these events can differ from actual costs incurred.

Fair Value of Financial Instruments

   The carrying amount of the short-term investments approximates fair value due to the short maturity of such investments. The estimated fair value of loans payable is discussed in Note 4.

Impairment of Investments and Long-Lived Assets

   Effective January 1, 1996, the Group adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires, among other things, that an impairment loss shall only be recognized when the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) and that, when appropriate, the amount of loss to be recognized shall be measured as the amount by which the carrying value exceeds the fair value of the asset. The adoption of this pronouncement did not have an impact on the Group's financial statements.

Reclassifications

   Certain prior year amounts have been reclassified to conform with current year presentation.


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

   Plant and equipment consists of the following:

                                                                                   December 31,
                                                                         ------------------------------
                                                                            1996                  1995
                                                                         -----------           --------
                                                                         (unaudited)
                                                                                   (in millions)
 Plant and equipment
     Power plant facilities                                                $644.8               $633.4
     Building, furniture and office equipment                                 7.7                  7.6
                                                                           ------               ------
                                                                            652.5                641.0
 Less - Accumulated depreciation and amortization                           236.5                215.8
                                                                           ------               ------
                                                                           $416.0               $425.2
                                                                           ======               ======

NOTE 4.  LOANS PAYABLE
----------------------

                                                                                   December 31,
                                                                         -------------------------------
                                                                            1996                  1995
                                                                         -----------           ---------
                                                                         (unaudited)
                                                                                    (in millions)
 Watson project:
     Note payable to ARCO (5% at 12/31/96)
       (9.125% at 12/31/95)                                                 $27.4                 $27.4
     Note payable to Camino (5% at 12/31/96)
       (9.125% at 12/31/95)                                                  26.3                  26.3

 Sycamore project:
     $175 million Loan and Credit Agreement due 1999
       (Eurodollar rate + 0.625%) (6.2% at 12/31/96)
       (6.7% at 12/31/95)                                                    29.1                  42.4

 Kern River project:
     $150 million Loan and Credit Agreement due 1996
       (Eurodollar rate + 0.625%) (6.7% at 12/31/95)                           --                  11.6
                                                                            -----                 -----
 Subtotal                                                                    82.8                 107.7
 Current maturities of loans payable                                        (13.4)                (24.9)
                                                                            -----                 -----
 Total                                                                      $69.4                 $82.8
                                                                            =====                 =====

   The above agreements for the Sycamore and Kern River projects are secured by certain assets of the Group, and place certain restrictions on capital distributions. In addition, these agreements require the Group to maintain escrow deposits based upon outstanding loan amounts. Based upon borrowing rates currently available to the Group for long-term debt with similar terms and maturity, the fair value of the amounts outstanding under these agreements approximates the carrying value.

   The fair value of the two Watson project notes was approximately $53 million at December 31, 1996 and 1995. In February 1996, the interest rates on the two Waston project notes were reduced to 5% and the maturity dates extended to April 2008.

   Annual maturities on the loans payable at December 31, 1996 are as follows (dollars in millions):

                               YEAR
                             --------
                             1997                        $13.4
                             1998                         13.4
                             1999                          2.2
                             2000                           --
                             2001                           --
                             Thereafter                   53.8
                                                         -----
                             Total                       $82.8
                                                         =====

NOTE 5.  RELATED-PARTY TRANSACTIONS/CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------

Operating and Other Costs

   The amounts incurred by EME, Texaco and their respective affiliates for operating and other costs charged to the Group, which are not disclosed elsewhere, were as follows:

                                                                                 (in millions)
                                                                      1996           1995           1994
                                                                    -------         ------         ------
                                                                  (unaudited)
     Texaco and affiliates                                            $4.6           $4.5           $4.6
     EME and affiliates                                                2.4            2.8            2.8

Emission Credits
   Certain affiliates of Texaco assigned their rights to certain emission offset credits to certain of the Group for a period of 21 years. These emission offset credits were earned by the Texaco affiliates by reducing specified emissions at other of their operations. Such credits are used by the Group to allow certain of the Group's facilities to produce a specified level of defined emissions to meet certain air quality guidelines. The credits were required by those facilities in order to be certified by the California Energy Commission and are required to be maintained throughout the period of operations of those facilities. The credits were reflected as a capital contribution by such entities at the fair market value of $40.8 million.


Fuels Management Agreement

   Certain of the Group are party to agreements with Texaco Natural Gas, Inc.
(TNGI), whereby TNGI is to procure and manage all fuel-gas supplies and transportation for two of the facilities (except fuel-gas supplies procured and delivered under tariff-gas contracts, provided under an excepted contract or otherwise excluded from these agreements by the mutual consent of the partners).

   The original termination date of the agreements with TNGI was December 31, 1995. TNGI received a fixed service fee of $.0075 per MMBtu of fuel gas supplied to certain of the Group, and a variable incentive fee based on the utility fuel cost applicable to such Group. The agreements include a minimum annual fee of $.015 per MMBtu of fuel gas utilized if the total of the fixed service fee and variable incentive fee is less than the minimum annual fee. The amounts incurred under these agreements were $118.5 million and $131.7 million, which included fees earned by TNGI of $3.7 million and $2.4 million, for the two years ended December 31, 1995 and 1994, respectively.

   As of January 1, 1996, the Amended and Restated Fuel Management Agreement, terminating on April 11, 2007, was entered into such that TNGI will receive a fixed service fee of $.0375 per MMBtu of fuel supplied to certain of the Group. The amount incurred under the amended agreements was $147.7 million, which included fees earned by TNGI of $2.6 million, for the year ended December 31, 1996.

   Certain of the Group received a non-recurring refund in 1994 from TNGI for amounts previously paid under the original agreement. The refund of $15.3 million reduced plant and other operating expenses in 1994.

   One of the Group has entered into a fuel (refinery gas and butane) purchase agreement with a subsidiary of ARCO. Such Group's purchases under this agreement amounted to $38.4 million, $24.2 million and $25.5 million for the three years ended December 31, 1996, 1995 and 1994, respectively.

Operation and Maintenance Agreement

   Two of the Group have agreements with Edison Mission Operation & Maintenance, Inc. (EMOM), a wholly owned subsidiary of EME, whereby EMOM shall perform all operation and maintenance activities necessary for the production of electricity and steam by such Group facilities. The agreements will continue until terminated by either party. EMOM is paid for all costs incurred in connection with operating and maintaining the facility. EMOM may also earn incentive compensation as set forth in the agreements. The amounts incurred by the Group under these agreements were $6 million, $6.2 million and $5.9 million which included incentive compensation earned by EMOM of $0.9 million for each of the three years ended December 31, 1996, 1995 and 1994, respectively.

   One of the Group has an agreement with a subsidiary of ARCO, whereby such subsidiary shall perform all operation and maintenance activities necessary for the production of electricity and steam by such Group's facility. The agreement will continue until termination of the Power Purchase Agreement in April 2008. The ARCO subsidiary is reimbursed for all costs incurred in connection with operating and maintaining the facility. The amounts incurred under this agreement were $4.9 million, $5.4 million and $5.6 million for the three years ended December 31, 1996, 1995 and 1994, respectively. Additionally, ARCO provides other ancillary services under a service contract for a fee. Total service fees earned by ARCO were $1.3 million, $1.3 million and $1.2 million for the three years ended December 31, 1996, 1995 and 1994, respectively.

Steam Purchase and Sale Agreements

   Certain of the Group have agreements with TEPI for the sale of steam generated by such Group's facilities. The agreements terminate 20 years from the date of the first sale of steam thereunder. TEPI pays such Group a steam fuel charge based upon the quantity and quality of steam delivered during the month, which is priced at the lesser of the current Southern California Gas Company Border Gas Price, or the weighted average posted price of Kern River Crude, less any severance, excise or windfall profit taxes, and a processing charge per MMBtu as defined in the agreements. The quantity of steam sold under this contract is expected to be sufficient for such Group to maintain qualifying facility status. Total sales of steam under these agreements amounted to approximately $72 million, $64.2 million and $71.9 million for the three years ended December 31, 1996, 1995 and 1994, respectively.

   These agreements have been amended whereby such Group will reduce steam prices beginning in 1999 and to a limited extent in 1997. The amount of future reductions in annual revenues could total approximately $25 million.

   Additionally, one of the Group has contracted to sell steam and power generated by its facility to the ARCO subsidiary's Los Angeles refinery under separate agreements. Total sales under these contracts amounted to approximately $66.8 million, $54.3 million and $55.9 million for the three years ended December 31, 1996, 1995 and 1994 respectively.

Power Purchase Agreements

   One of the Group has an agreement with TEPI for the sale of contract capacity and net energy. This agreement will remain in effect until August 19, 2005.
The amounts paid for the contract capacity and net energy are based on the same terms as provided for in the agreements with SCE (discussed below). Total sales of power under the agreement with TEPI amounted to approximately $9.4 million, $8.4 million and $8.9 million for the three years ended December 31, 1996, 1995 and 1994, respectively.

   The Group has agreements with SCE for the sale of contract capacity and net energy generated by the facilities. These agreements will remain in effect 20 years from the Firm Operation Date of the relevant facility. SCE pays the Group for energy based upon the price of SCE's Avoided Fuel Cost, the quantity of kilowatts delivered, the contracted heat rate allocated to on-peak, mid-peak and off-peak hours and a factor as defined in the agreements to account for system line loss at the point of delivery. SCE also pays the Group for firm capacity based upon a contracted amount per kilowatt year. Total sales of energy under these agreements amounted to $347.5 million, $319 million and $348.5 million for the three years ended December 31, 1996, 1995 and 1994, respectively.

   As discussed above, the electric power generated by the Group is primarily sold to SCE pursuant to long-term power sales contracts. When negotiating power sales contracts, EME negotiates contracts which are expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this end, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric revenues and by entering into long-term fuel supply and transportation agreements. In addition, the operation of the facilities involves many risks including the breakdown or failure of equipment or processes, performance below expected levels of output, interruptions in fuel supply, pipeline disruptions, disruptions in the supply of electrical energy, violation of permit requirements, operator error, the inability to meet expected efficiency standards and catastrophic events. The occurrence of any of these events could result in extended unavailability under the power sales contracts which may entitle the purchaser thereunder to terminate the relevant power sales contracts.

Natural Gas Supply and Transportation Agreements

   The Group purchases gas on the spot market. As such, the Group may be exposed, in the short-term, to fluctuations in the price of natural gas. Fluctuations in the prices paid for gas are implicitly tied to the revenues received for either power or steam under the agreements.

NOTE 6.  INCOME TAXES
---------------------

   Income taxes are not recorded by the Group because the net income or loss allocated to the partners is included in their respective income tax returns.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

Future Obligations

   Pursuant to amendments made in 1990 to the Federal Clean Air Act and the California Clean Air Act, the Group is required to reduce its nitrogen oxide
(NOx) emissions. To fulfill these requirements certain of the Group are scheduled to retrofit their combustion turbines to employ a Dry-Lo NOx (DLN) technology. The retrofitting on the combustion turbines is planned to coincide with maintenance overhauls scheduled through 1999. Such Group's management estimates that the total cost of the DLN conversions will be $82.9 million. As of December 31, 1996, the Group has incurred and capitalized $16 million of costs related to the DLN conversions. It is further anticipated that operating cash flows will be used to fund the DLN conversions.

Ship-or-Pay

   Pursuant to the Master Agreement, entered into as of December 1, 1994, certain of the Group executed a Security of Supply Agreement with an affiliated partnership of EME and Texaco. Such Group has agreed to accept and underwrite, on a pro-rata basis, a portion of Texaco's commitment pursuant to the transportation agreement (the Transportation Agreement) between Texaco, the Mojave Pipeline Company (Mojave) and the El Paso Pipeline Company (El Paso), dated February 15, 1989 and extending through April 1, 2008. The Company has agreed that Mojave and El Paso shall be the exclusive means of delivery for certain of the Group of the lesser of 75% of the annual total natural gas fuel requirements for such Group and 52,012,500 MMBtu per year.

   Except upon the occurrence of certain permissible events, two of the Group are subject to certain terms and conditions, whereby failure to transport the required quantity of natural gas on the Mojave Pipeline will result in the Group paying $0.33 per deficit MMBtu. Such Group will share any ship-or-pay liabilities on a pro-rata basis (as defined in the Transportation Agreement) with the affiliated partnership.

   For each of the years in the three-year period ended December 31, 1996, the transportation quantities required under the Transportation Agreement were met. It is the opinion of the relevant Group's management that these commitments will continue to be met based upon current projections for the operations of such Group's facilities.



                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EDISON MISSION ENERGY
                                  (Registrant)

 By:                          James V. Iaco, Jr.
        -------------------------------------------------------------
        JAMES V. IACO, JR., SENIOR VICE PRESIDENT and CHIEF FINANCIAL
        OFFICER

 Date:                          March 28, 1997
        -------------------------------------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                          Date

Principal Executive Officer:

Edward R. Muller        President and Chief Executive Officer     March 28, 1997


Controller or Principal Accounting Officer:

Thomas E. Legro             Vice President and Controller         March 28, 1997



Majority of Board of Directors:

John E. Bryson                  Chairman of the Board             March 28, 1997

Alan J. Fohrer               Vice Chairman of the Board           March 28, 1997

Robert M. Edgell                      Director                    March 28, 1997

Bryant C. Danner                      Director                    March 28, 1997