Form 10-Q
period 1997-03-31
EDISON MISSION ENERGY
filed 1997-05-15
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1997
                                    ------------------------

                  or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    ------------------    ----------------



                         Commission File Number 1-13434



                             EDISON MISSION ENERGY
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-4031807
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          18101 VON KARMAN AVENUE
          IRVINE, CALIFORNIA                               92612
    (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (714) 752-5588




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  YES   X        NO
                                                      ------        ------

   Number of shares outstanding of the registrant's Common Stock as of May 14, 1997: 100 shares (all shares held by an affiliate of the registrant).




                                TABLE OF CONTENTS



Item                                                                    Page
----                                                                    ----


                         PART I - FINANCIAL INFORMATION

 1.Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 1

 2.Management's Discussion and Analysis of Financial Condition and
     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 9


                           PART II - OTHER INFORMATION

 6.Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 15


                                    PART III

   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------

                                                                           1997               1996
                                                                       ----------          ---------
OPERATING REVENUES
  Electric revenues                                                     $236,077            $156,769
  Equity in income from energy projects                                   23,325              20,070
  Equity in income from oil and gas                                       16,735               4,761
  Operation and maintenance services                                       8,873               9,050
                                                                       ----------          ----------

      Total operating revenues                                           285,010             190,650
                                                                       ----------          ----------

OPERATING EXPENSES
  Fuel                                                                    55,617              31,486
  Plant operations                                                        34,708              30,415
  Operation and maintenance services                                       6,253               6,174
  Depreciation and amortization                                           30,034              18,238
  Administrative and general                                              24,793              19,091
                                                                       ----------          ----------

       Total operating expenses                                          151,405             105,404
                                                                       ----------          ----------

       Income from operations                                            133,605              85,246
                                                                       ----------          ----------

OTHER INCOME (EXPENSE)
  Interest and other income                                                5,794               4,898
  Interest expense                                                       (52,894)            (34,393)
  Dividends on preferred securities                                       (3,263)             (3,279)
  Minority interest                                                      (27,973)            (13,733)
                                                                       ----------          ----------

      Total other income (expense)                                       (78,336)            (46,507)
                                                                       ----------          ----------

Income before income taxes                                                55,269              38,739

Provision for income taxes                                                22,685              16,736
                                                                       ----------          ----------

NET INCOME                                                              $ 32,584            $ 22,003
                                                                       ==========          ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                    (Unaudited)
                                                                     March 31,            December 31,
                                                                       1997                    1996
                                                                   -----------           -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   339,196           $   383,634
  Accounts receivable - trade                                            72,672                71,046
  Accounts receivable - affiliates                                       19,427                10,798
  Prepaid expenses and other                                             11,537                13,747
                                                                     ----------            ----------

      Total current assets                                              442,832               479,225
                                                                     ----------            ----------

INVESTMENTS
  Energy projects                                                       838,579               794,646
  Oil and gas                                                           135,660               121,237
                                                                     ----------            ----------

      Total investments                                                 974,239               915,883
                                                                     ----------            ----------

PROPERTY, PLANT AND EQUIPMENT                                         3,339,458             3,401,006
  Less accumulated depreciation and amortization                        172,321               152,458
                                                                     ----------            ----------

      Net property, plant and equipment                               3,167,137             3,248,548
                                                                     ----------            ----------

OTHER ASSETS
  Long-term receivables                                                  90,421                91,567
  Goodwill                                                              319,223               334,481
  Deferred financing costs and other                                     71,080                82,768
                                                                     ----------            ----------

      Total other assets                                                480,724               508,816
                                                                     ----------            ----------

TOTAL ASSETS                                                         $5,064,932            $5,152,472
                                                                     ==========            ==========

   The accompanying notes are an integral part of these consolidated financial statements.



                     EDISON MISSION ENERGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                       (Unaudited)
                                                                        March 31,         December 31,
                                                                           1997               1996
                                                                       -----------       -------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                                        $   15,731         $   35,996
  Accounts payable and accrued liabilities                                165,111            118,824
  Interest payable                                                         25,568             35,076
  Current maturities of long-term obligations                              78,577             80,994
                                                                       ----------         ----------

      Total current liabilities                                           284,987            270,890
                                                                       ----------         ----------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                        2,334,885          2,419,890
                                                                       ----------         ----------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                                          535,672            545,449
  Other                                                                    40,734             39,049
                                                                       ----------         ----------
      Total long-term deferred liabilities                                576,406            584,498
                                                                       ----------         ----------
      Total liabilities                                                 3,196,278          3,275,278
                                                                       ----------         ----------

MINORITY INTERESTS                                                        692,949            707,289
                                                                       ----------         ----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                                               150,000            150,000
                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding`                                     64,130             64,130
  Additional paid-in capital                                              629,406            629,289
  Retained earnings                                                       295,178            262,594
  Cumulative translation adjustments                                       36,991             63,892
                                                                       ----------         ----------
      Total shareholder's equity                                        1,025,705          1,019,905
                                                                       ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $5,064,932         $5,152,472
                                                                       ==========         ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                              (Unaudited)
                                                                          Three Months Ended
                                                                               March 31,
                                                                    -----------------------------
                                                                        1997              1996
                                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $   32,584        $   22,003
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Equity in income from energy projects                            (23,325)          (20,070)
        Equity in income from oil and gas                                (16,735)           (4,761)
        Distributions from energy projects                                20,552            15,002
        Dividends from oil and gas                                          -                  300
        Depreciation and amortization                                     30,034            18,238
        Deferred tax provision                                             6,247             1,889
    (Increase) decrease in accounts receivable                           (10,254)           55,429
    Decrease in prepaid expenses and other                                 2,209             5,869
    (Decrease) increase in interest payable                               (9,202)           15,334
    Increase (decrease) in accounts payable and accrued liabilities       26,139           (24,612)
    Other, net                                                            (4,341)            4,561
                                                                       ----------        ----------

      Net cash provided by operating activities                           53,908            89,182
                                                                       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                                      5,677            32,384
  Payments on long-term obligations                                      (45,087)         (619,945)
  Issuance of guaranteed secured bonds                                      -              603,840
                                                                       ----------        ----------
       Net cash (used in) provided by financing activities               (39,410)           16,279
                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                         (23,988)           (9,528)
  Loans to energy projects                                               (10,333)          (25,034)
  Purchase of common stock of acquired companies                             -             (29,745)
  Capital expenditures                                                    (5,276)          (47,574)
  Other, net                                                             (10,648)            5,565
                                                                       ----------        ----------

      Net cash used in investing activities                              (50,245)         (106,316)
                                                                       ----------        ----------

Effect of exchange rate changes on cash                                   (8,691)           (1,749)
                                                                       ----------        ----------
Net decrease in cash and cash equivalents                                (44,438)           (2,604)
Cash and cash equivalents at beginning of period                         383,634           137,540
                                                                       ----------        ----------

Cash and cash equivalents at end of period                              $339,196          $134,936
                                                                       ==========        ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1. GENERAL
---------------

   All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

   Edison Mission Energy's (the "Company") significant accounting policies are described in Note 2 to the Company's Consolidated Financial Statements as of December 31, 1996 and 1995, included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. The Company follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

   Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2.  INVESTMENTS
--------------------

   The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                                                (In thousands)
                                                                                  (Unaudited)
                                                                             Three Months Ended
                                                                                   March 31,
                                                                         -------------------------

                                                                            1997             1996
                                                                         --------          --------
ENERGY PROJECTS
Operating Revenues                                                       $377,194          $296,969
Income from Operations                                                     76,196            73,875
Net Income                                                                 56,375            47,632

OIL AND GAS
Operating Revenues                                                       $ 97,419          $ 67,845
Income from Operations                                                     39,182            19,746
Net Income                                                                 31,284            14,026

NOTE 3.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                            LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                            --------------             --------------------
Paiton (i)                                                              207
ISAB (ii)                         244 billion Italian Lira              146

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest.
Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

   Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                                         U.S. ($ IN MILLIONS)
--------                                                         --------------------
Brooklyn Navy Yard (i)                                                  294
Paiton (ii)                                                             141
All Other                                                                28

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $450 million has been spent through March 31, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

   Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

   Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1997, if payment were required, would be $251 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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

    The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4.  SUBSEQUENT EVENTS
--------------------------

   On May 8, 1997, the Company completed the acquisition of the remaining 49% interest in the Loy Yang B Power Station held by the State Electricity Commission of Victoria (SECV). Therefore, the Company is now the sole owner of the 1,000-MW station located near Melbourne, Australia. The Company acquired 51% of Loy Yang B from the SECV in 1992. The Loy Yang B Power Station consisting of two 500-MW units fired by brown coal, generates approximately 18% of the State of Victoria's electricity. In addition, the Company closed refinancing of 1.27 billion Australian dollars, of which the proceeds will be used to fund the cash portion of the purchase price (84 million Australian dollars), related closing costs and repay the current debt outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.

GENERAL
-------

    The Company is one of the leading independent producers of electricity worldwide. Through its subsidiaries, the Company is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities. The Company's investments include 55 projects totaling 9,471 megawatts (MW) of generation capacity, of which 7,549 are in operation and 1,922 are under construction.

    The Company's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

    Electric revenues are derived from consolidated results of operations of five international entities. Equity in income from energy projects primarily relates to the Company's ownership interest of 50% or less in projects. The equity method of accounting is generally used to account for the operating results of entities over which a company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, the Company recognizes its proportional share of the income or loss of such entities.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES    Operating revenues increased $94.4 million for the first
quarter of 1997, compared with the first quarter of 1996, resulting primarily from increases in electric revenues. Electric revenues were higher in the first quarter of 1997 primarily due to the start of commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996, and as a result there were no comparable electric revenues in the first quarter of 1996. Revenues from the First Hydro project increased $17.5 million attributable to higher energy revenues as a result of higher pool prices and increased utilization, partially offset by lower capacity prices due to mild winter conditions and high plant availability levels. First Hydro's electric revenues are normally higher in the winter season (first and fourth quarters) when demand is greater.

    Equity in income from oil and gas investments increased $12 million in the first quarter of 1997, compared with the same prior year period. The significant increase was principally due to higher oil and gas prices.

OPERATING EXPENSES    Operating expenses increased $46 million in the first
quarter of 1997, compared with the corresponding period in 1996. The substantial increase in operating expenses was principally due to higher fuel expense of $24.1 million and depreciation and amortization of $11.8 million, both resulting from commencement of commercial operations of Loy Yang B Unit 2 and Kwinana in the fourth quarter of 1996. First Hydro's fuel expense increased $8 million resulting from increased generation and higher prices.
Administrative and general expenses increased $5.7 million primarily related to an increase in compensation expense as a result of charges associated with the Company's phantom stock plan.

OTHER INCOME (EXPENSE)   Interest expense, net of capitalized interest,
increased $18.5 million in the first quarter of 1997, compared with the corresponding period in 1996 due primarily to a decrease in capitalized interest of $12.1 million. Capitalized interest decreased in 1997 due to the completion of construction and resultant commercial operation of Loy Yang B Unit 2 in October 1996 at which time the Company discontinued recording capitalized interest related to this project.

    Minority interest expense increased $14.2 million in the first quarter of 1997, compared to the first quarter of 1996. The 1997 increase is due to Loy Yang B Unit 2 commencing commercial operation in October 1996.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 41% for the three-month period ended March 31, 1997, compared with 43% for the same prior year period. The decrease in the 1997 effective tax rate was primarily due to a larger dividends received deduction in 1997. The dividends received deduction represents dividend income from unconsolidated entities that is not subject to tax because taxes have already been provided at the entity level.

LIQUIDITY AND CAPITAL RESOURCES    For the three months ended March 31, 1997,
net cash provided by operating activities decreased to $53.9 million from $89.2 million for the three months ended March 31, 1996. The decline primarily reflects an increase in working capital requirements, partially offset by higher distributions from energy projects.

    Net cash used in financing activities totaled $39.4 million during the first three months of 1997, compared to net cash provided by financing activities of
$16.3 million during the same period in 1996.   This change resulted primarily
from (1) a reduction in borrowings from Loy Yang B Unit 2 and the Kwinana project due to the completion of construction of both projects in the fourth quarter of 1996 and (2) higher debt payments in 1997, excluding the 1996 repayment of the 400 million pounds sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance Plc in December 1995 with the net proceeds received from the issuance of 400 million pounds sterling 9%
Guaranteed Secured Bonds in January 1996. The higher debt payments relate principally to Kwinana's construction loan repayment made in January 1997.

    Net cash used in investing activities decreased $56.1 million for the first three months of 1997, compared with the same prior year period, primarily due to a reduction in capital expenditures in 1997 principally related to the completion of construction of Loy Yang B Unit 2 and the Kwinana project in 1996. The purchase of common stock of acquired companies primarily related to the acquisition of the remaining equity stake in Iberian Hy-Power in January 1996, also contributed to the decline in 1997.

    At March 31, 1997, the Company had cash and cash equivalents of $339.2 million and had available $432 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                             LOCAL CURRENCY             U.S. ($ IN MILLIONS)
--------                             --------------             --------------------
Paiton (i)                                                              207
ISAB (ii)                         244 billion Italian Lira              146

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest.
Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation which is currently scheduled for late 1999.

    Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                                        U.S. ($ IN MILLIONS)
--------                                                        --------------------
Brooklyn Navy Yard (i)                                                  294
Paiton (ii)                                                             141
All Other                                                                28

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $450 million has been spent through March 31, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the Paiton project would be based on events principally related to capital cost overruns during the plant construction.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

    Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1997, if payment were required, would be $251 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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


CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing in the U.K., and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense included $2.6 million and $1.9 million for the three months ended March 31, 1997 and 1996, respectively, as a result of interest rate swap agreements. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

    Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $15.2 million for the three-month period ended March 31, 1997, compared to a decrease of $4.3 million for the corresponding period in 1996, as a result of electricity rate swap agreements.

    Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of the Company's equity contributions to, and distributions from, its foreign projects. As the Company continues to expand into foreign markets, fluctuations in foreign currency exchange rates can be expected to have a greater impact on the Company's results of operations in the future. At times, the Company has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. In addition, the Company has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner consistent with historical or forecasted relationships.

      The electric power generated by the Company's operating projects that are generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts are expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, the Company structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements.

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

     The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

RECENT DEVELOPMENTS

    In April 1997, the Company completed a sale of its ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd. for total cash proceeds of approximately $71 million. B.C. Star, an oil and gas partnership between Texaco Canada Petroleum Inc. and Mission Energy Canada Corporation, a wholly owned subsidiary of the Company, owns 11 producing properties in British Columbia, Canada, with current production of approximately 60 million cubic feet per day of natural gas and 1,000 barrels per day of oil and natural gas liquids. The Company recorded an after-tax gain of approximately $14 million on the sale in April 1997.

    In April 1997, a subsidiary of the Company completed a $182 million financing and commenced construction for a 180-MW gas-fired power plant near
Istanbul, Turkey.   In connection with the financing of the Doga Enerji A.S.
project, the Company (80% ownership) has guaranteed equity contributions and subordinated debt totaling $58 million. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for late 1998.

    On May 8, 1997, the Company completed the acquisition of the remaining 49% interest in the Loy Yang B Power Station held by the State Electricity Commission of Victoria (SECV). Therefore, the Company is now the sole owner of the 1,000-MW station located near Melbourne, Australia. The Company acquired 51% of Loy Yang B from the SECV in 1992. The Loy Yang B Power Station consisting of two 500-MW units fired by brown coal, generates approximately 18% of the State of Victoria's electricity. In addition, the Company closed refinancing of 1.27 billion Australian dollars, of which the proceeds will be used to fund the cash portion of the purchase price (84 million Australian dollars), related closing costs and repay the current debt outstanding.



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (A) EXHIBITS

  EXHIBIT NO.          DESCRIPTION
  -----------          -----------
      27               Financial Data Schedule


  (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.


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



                                                EDISON MISSION ENERGY
                                                ---------------------
                                                    (Registrant)


Date: May 14, 1997                                JAMES V. IACO, JR.
                                                 ---------------------
                                                Senior Vice President and
                                                 Chief Financial Officer