Form 10-Q
period 1997-06-30
EDISON MISSION ENERGY
filed 1997-08-14
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                          FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       June 30, 1997
                                     --------------------

               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from             to
                                      -----------    ------------



                       Commission File Number 1-13434



                           EDISON MISSION ENERGY
           (Exact name of registrant as specified in its charter)

               CALIFORNIA                               95-4031807
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

            18101 VON KARMAN AVENUE
            IRVINE, CALIFORNIA                            92612
     (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code: (714) 752-5588




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES  X         NO
                                                     -----         -----

  Number of shares outstanding of the registrant's Common Stock as of August 14, 1997: 100 shares (all shares held by an affiliate of the registrant).

                      TABLE OF CONTENTS



Item                                                            Page
----                                                            ----


                PART I - FINANCIAL INFORMATION

 1.Financial Statements...........................................1

 2.Management's Discussion and Analysis of Financial Condition and
    Results of Operations .......................................10


                 PART II - OTHER INFORMATION

 6.Exhibits and Reports on Form 8-K..............................18


                           PART III

   Signatures....................................................19


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            EDISON MISSION ENERGY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS)
                                                            (Unaudited)                    (Unaudited)
                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                      -----------------------       -------------------------
                                                        1997          1996             1997           1996
                                                      --------      ---------       ---------       ---------
OPERATING REVENUES
  Electric revenues                                   $166,266      $133,760        $402,343        $290,529
  Equity in income from energy projects                 37,856        36,526          61,181          56,596
  Equity in income from oil and gas                      5,991         4,331          22,726           9,092
  Operation and maintenance services                    11,368         9,718          20,241          18,768
                                                      ---------     ---------       ---------       ---------

  Total operating revenues                             221,481       184,335         506,491         374,985
                                                      ---------     ---------       ---------       ---------

OPERATING EXPENSES
  Fuel                                                  48,138        32,840         103,755          64,326
  Plant operations                                      31,539        29,241          66,247          59,656
  Operation and maintenance services                     8,188         7,424          14,441          13,598
  Depreciation and amortization                         26,139        20,158          56,173          38,396
  Administrative and general                            20,852        21,398          45,645          40,489
                                                      ---------     ---------       ---------       ---------

  Total operating expenses                             134,856       111,061         286,261         216,465
                                                      ---------     ---------       ---------       ---------

Income from operations                                  86,625        73,274         220,230         158,520
                                                      ---------     ---------       ---------       ---------

OTHER INCOME (EXPENSE)
  Interest and other income                              7,390         7,517          13,184          12,415
  Gain on sale of assets                                26,642        19,986          26,642          19,986
  Interest expense                                     (52,983)      (31,306)       (105,877)        (65,699)
  Dividends on preferred securities                     (3,297)       (3,269)         (6,560)         (6,548)
  Minority interest                                     (9,732)      (14,153)        (37,705)        (27,886)
                                                      ---------     ---------       ---------       ---------

  Total other income (expense)                         (31,980)      (21,225)       (110,316)        (67,732)
                                                      ---------     ---------       ---------       ---------

Income before income taxes                              54,645        52,049         109,914          90,788

Provision for income taxes                              22,064        21,047          44,749          37,783
                                                      ---------     ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY LOSS                      $ 32,581     $  31,002        $ 65,165        $ 53,005

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                                   (13,126)         -            (13,126)           -
                                                      ---------     ---------       ---------       ---------

NET INCOME                                            $ 19,455      $ 31,002        $ 52,039        $ 53,005
                                                      =========     =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

            EDISON MISSION ENERGY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS)
                                                                           (Unaudited)
                                                                             June 30,           December 31,
                                                                               1997                 1996
                                                                           -----------          ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $  483,215           $  383,634
  Accounts receivable - trade                                                  55,651               71,046
  Accounts receivable - affiliates                                             11,702               10,798
  Prepaid expenses and other                                                   13,141               13,747
                                                                           ----------           ----------

      Total current assets                                                    563,709              479,225
                                                                           ----------           ----------

INVESTMENTS
  Energy projects                                                             873,023              794,646
  Oil and gas                                                                  79,308              121,237
                                                                           ----------           ----------

      Total investments                                                       952,331              915,883
                                                                           ----------           ----------

PROPERTY, PLANT AND EQUIPMENT                                               3,468,254            3,401,006
  Less accumulated depreciation and amortization                              188,218              152,458
                                                                           ----------           ----------

      Net property, plant and equipment                                     3,280,036            3,248,548
                                                                           ----------           ----------

OTHER ASSETS
  Long-term receivables                                                        90,251               91,567
  Goodwill                                                                    321,045              334,481
  Deferred financing costs and other                                           56,740               82,768
                                                                           ----------           ----------

      Total other assets                                                      468,036              508,816
                                                                           ----------           ----------

TOTAL ASSETS                                                               $5,264,112           $5,152,472
                                                                           ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.


              EDISON MISSION ENERGY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS)
                                                                        (Unaudited)
                                                                           June 30,       December 31,
                                                                             1997               1996
                                                                        ------------      ------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                                          $   18,547         $   35,996
  Accounts payable and accrued liabilities                                  145,201            118,824
  Interest payable                                                           42,916             35,076
  Current maturities of long-term obligations                                66,011             80,994
                                                                         ----------         ----------

      Total current liabilities                                             272,675            270,890
                                                                         ----------         ----------


LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                          2,728,189          2,419,890
                                                                         ----------         ----------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                                            552,773            545,449
  Deferred revenue                                                          653,502               -
  Other                                                                      47,436             39,049
                                                                         ----------         ----------
      Total long-term deferred liabilities                                1,253,711            584,498
                                                                         ----------         ----------

      Total liabilities                                                   4,254,575          3,275,278
                                                                         ----------         ----------

MINORITY INTERESTS                                                            7,111            707,289
                                                                         ----------         ----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                                                 150,000            150,000
                                                                         ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 5)


SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding                                        64,130             64,130
  Additional paid-in capital                                                629,406            629,289
  Retained earnings                                                         114,633            262,594
  Cumulative translation adjustments                                         44,257             63,892
                                                                         ----------         ----------
      Total shareholder's equity                                            852,426          1,019,905
                                                                         ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $5,264,112         $5,152,472
                                                                         ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

            EDISON MISSION ENERGY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS)
                                                                                         (Unaudited)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                ---------------------------
                                                                                   1997              1996
                                                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 52,039        $ 53,005
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Equity in income from energy projects                                      (61,181)        (56,596)
        Equity in income from oil and gas                                          (22,726)         (9,092)
        Distributions from energy projects                                          45,182          32,541
        Dividends from oil and gas                                                  23,749          17,598
        Depreciation and amortization                                               56,173          38,396
        Deferred taxes and tax credit                                              (23,328)        (29,264)
        Gain on sale of assets                                                     (26,642)        (19,986)
        Extraordinary loss on early extinguishment of debt, net of tax              13,126            -
    Decrease in accounts receivable                                                 11,099          52,924
    Decrease in prepaid expenses and other                                           3,404           5,312
    Increase in interest payable                                                     8,146          18,755
    Increase in accounts payable and accrued liabilities                             7,987          22,843
    Other, net                                                                      (2,712)         11,990
                                                                                 ----------       ---------

      Net cash provided by operating activities                                     84,316         138,426
                                                                                 ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                                            1,079,609          72,663
  Payments on long-term obligations                                               (784,800)       (696,447)
  Issuance of guaranteed secured bonds                                                -            603,840
  Cash dividend to parent                                                         (122,000)           -
                                                                                 ----------       ---------

       Net cash provided by (used in) financing activities                         172,809         (19,944)
                                                                                 ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                                   (41,020)        (26,658)
  Loans to energy projects                                                         (18,950)        (35,741)
  Purchase of common stock of acquired companies                                   (68,557)        (29,745)
  Proceeds from sale of assets                                                      71,166          70,000
  Capital expenditures                                                             (57,851)        (91,606)
  Other, net                                                                       (29,752)          4,998
                                                                                 ----------       ---------
      Net cash used in investing activities                                       (144,964)       (108,752)
                                                                                 ----------       ---------

Effect of exchange rate changes on cash                                            (12,580)           (219)
                                                                                 ----------       ---------
Net increase in cash and cash equivalents                                           99,581           9,511
Cash and cash equivalents at beginning of period                                   383,634         137,540
                                                                                 ----------       ---------
Cash and cash equivalents at end of period                                        $483,215        $147,051
                                                                                 ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                 EDISON MISSION ENERGY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997


NOTE 1. GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

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

NOTE 2.  INVESTMENTS

  The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                                      (In thousands)
                                                     (Unaudited)                        (Unaudited)
                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                             --------------------------          -------------------------
                                               1997              1996             1997               1996
                                             ---------          -------          -------           -------
ENERGY PROJECTS
Operating Revenue                             $360,510         $213,003          $737,704         $509,972
Income from Operations                          98,682           89,382           174,878          163,257
Net Income                                      67,728           77,079           124,103          124,711

OIL AND GAS
Operating Revenue                             $ 62,856         $ 71,796          $160,275         $139,641
Income from Operations                          22,866           15,477            62,048           35,223
Net Income                                      12,683            9,836            43,967           23,862


NOTE 3.   ACQUISITION

In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of the Company, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000 megawatt (MW) Loy Yang B Power Station (Loy Yang B). Edison Mission Energy Australia Limited (EMEA), a subsidiary of the Company, (together with other wholly owned affiliates of the Company) initially acquired 51% of Loy Yang B from the State in December 1992. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with the Company to purchase its share of the plant output. Loy Yang B's principal assets consist of two 500-MW units fired by brown coal located near Melbourne, Australia.

Consideration for the State's 49% interest consisted of (1) a cash payment of approximately $64 million (84 million Australian dollars), (2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars) based on a preliminary valuation using discounted cash flows.

The acquisition has been accounted for utilizing the purchase method. The excess of the purchase price, including tax effects, over the carrying value of the net assets acquired was allocated to property, plant and equipment. The value associated with the termination of the existing power purchase agreement and other related agreements is reflected as deferred revenue in the accompanying consolidated balance sheet and is being amortized to income utilizing the unit-of-production method over the life of the new power sales contracts of 20 years. The consolidated statements of income for the three and six months ended June 30, 1997 reflect the operations under the new contracts and the elimination of the minority interest of the acquired business beginning on May 9, 1997.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the 49% interest in Loy Yang B had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including electric revenues and fuel expense based on restructuring of agreements, decreased depreciation expense as a result of the extended useful life partially offset by a step-up in the basis of fixed assets, lower interest expense due to the financing and related income tax adjustments. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1997 or 1996 or of the results which may occur in the future.

                                                     (In thousands)
                                                       (Unaudited)
                                                    Six Months Ended
                                                        June 30,
                                                -------------------------
                                                   1997            1996
                                                ---------       ---------
Operating Revenue                                $446,569        $329,790
Income before Extraordinary Item                   65,960          50,950
Net Income                                         52,834          50,950

NOTE 4.  FINANCIAL INSTRUMENTS

In May 1997, the Company closed financing of $964 million (1.265 billion Australian dollars), the proceeds of which were used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) with the balance used to finance the acquisition and to return funds to various affiliates of the Company. The new financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

At June 30, 1997, Loy Yang B had 13 new interest rate swap agreements having notional amounts of 50 million Australian dollars to 100 million Australian dollars each and a total notional amount of $902 million (1.2 billion Australian dollars). The interest rate swap agreements convert the new floating-rate debt into debt with fixed rates ranging from 7.51% to 7.93%. The floating-rate at June 30, 1997 was 5.4%. Maturity dates for the interest rate swaps currently range from five to ten years.

The early repayment of Loy Yang B's existing debt facilities of $713 million resulted in an extraordinary loss of $13.1 million (net of income tax benefit of $8.6 million) attributable to the write-off of unamortized debt issue costs.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                         LOCAL CURRENCY                              U.S. ($ IN MILLIONS)
--------                         --------------                              --------------------
Paiton (i)                                                                           186
ISAB (ii)                        244 billion Italian Lira                            144
Doga (iii)                                                                            25

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

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A subsidiary of the Company owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for late 1998.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                                                       U.S. ($ IN MILLIONS)
--------                                                                       --------------------
Brooklyn Navy Yard (i)                                                                  294
Paiton (ii)                                                                             141
Doga (ii)                                                                                22
All Other                                                                                25

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $454 million has been spent through June 30, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

  Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1997, if payment were required, would be $254 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $107 million at June 30, 1997 related to the Doga project.

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

  The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

NOTE 6.  DIVIDEND

  In June 1997, the Company made a cash dividend of $122 million and a noncash dividend of $78 million to its parent company, The Mission Group, a wholly owned non-utility subsidiary of Edison International. The noncash dividend is in the form of a long-term note payable for $78 million due on June 30, 2007 with interest payments due on a quarterly basis.


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

ACQUISITION
-----------

  In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of the Company, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000 MW Loy Yang B Power Station (Loy Yang B). Edison Mission Energy Australia Limited (EMEA), a subsidiary of the Company, (together with other wholly owned affiliates of the Company) initially acquired 51% of Loy Yang B from the State in December 1992. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with the Company to purchase its share of the plant output. Loy Yang B's principal assets consist of two 500-MW units fired by brown coal located near Melbourne, Australia.

  Consideration for the State's 49% interest consisted of (1) a cash payment of approximately $64 million (84 million Australian dollars), (2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars) based on a preliminary valuation using discounted cash flows.

  The acquisition has been accounted for utilizing the purchase method. The excess of the purchase price, including tax effects, over the carrying value of the net assets acquired was allocated to property, plant and equipment. The value associated with the termination of the existing power purchase agreement and other related agreements is reflected as deferred revenue in the accompanying consolidated balance sheet and is being amortized to income utilizing the unit-of-production method over the life of the new power sales contracts of 20 years. The consolidated statements of income for the three and six months ended June 30, 1997 reflect the operations under the new contracts and the elimination of the minority interest of the acquired business beginning on May 9, 1997.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES    Operating revenues increased $37.1 million and $131.5
million for the second quarter and six months ended June 30, 1997, respectively, compared with the corresponding periods of 1996, resulting primarily from increases in electric revenues. Electric revenues were higher in both periods primarily due to the start of commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996, and as a result there were no comparable electric revenues during the first six months of 1996. The higher electric revenues from the Loy Yang B project in 1997 were partially offset by lower revenue attributable to restructuring of agreements associated with the 49% acquisition of Loy Yang B. Revenues from the First Hydro project increased $5.4 million and $22.9 million for each period, respectively, attributable to higher energy revenues as a result of increased utilization and higher pool prices, partially offset by lower capacity prices due to mild winter conditions and high plant availability levels.

  Equity in income from oil and gas investments increased $13.6 million during the first six months of June 30, 1997, compared with the same prior year period. The significant increase was principally due to higher gas prices.

OPERATING EXPENSES    Operating expenses increased $23.8 million in the second
quarter of 1997, compared to the second quarter of 1996. For the six months ended June 30, 1997, operating expenses increased $69.8 million, compared with the corresponding period in 1996. The increases for both periods were principally due to higher fuel expense and depreciation and amortization, both resulting from commencement of commercial operations of Loy Yang B Unit 2 and Kwinana in the fourth quarter of 1996. Fuel expense for the Loy Yang B project was partially reduced as a result of entering into a new fuel supply agreement associated with the 49% acquisition. Loy Yang B's depreciation expense was also partially reduced in connection with the acquisition based on the extended useful lives of Loy Yang B's plant and equipment from approximately 30 years based on the previous power purchase agreement to 50 years based on the projected economic life of the plant. First Hydro's fuel expense increased $4.9 million and $12.9 million for each period, respectively, resulting from increased generation and higher prices.

  Administrative and general expenses increased $5.2 million for the six months ended June 30, 1997, compared with the same period in 1996 primarily related to an increase in compensation expense as a result of charges associated with the Company's phantom stock plan.

OTHER INCOME (EXPENSE)   In April 1997, the Company completed a sale of its
ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd. for total cash proceeds of $71.2 million. The Company recorded an after-tax gain of approximately $14 million on the sale in April 1997. The Company expects a minimal impact on its future revenues based on management's evaluation of forecasted Canadian gas prices.

  During the second quarter of 1996, CalEnergy Company, Inc., the Company's partner in four operating geothermal projects in California, purchased all of the stock of four wholly owned subsidiaries of the Company, which held interests in these projects. The purchase price of $70 million resulted in an after-tax gain of $15.5 million. There was no impact on the Company's future revenues as the Company discontinued recognizing earnings from these projects during 1993.

  Interest expense, net of capitalized interest, increased $21.7 million in the second quarter of 1997, compared with the corresponding period in 1996. For the six months ended June 30, 1997, interest expense, net of capitalized interest, increased $40.2 million compared with the same prior year period. The increases for both periods were due primarily to decreases in capitalized interest of $15.4 million and $27.5 million for each period, respectively. Capitalized interest decreased in 1997 due to the completion of construction and resultant commercial operation of Loy Yang B Unit 2 in October 1996 at which time the Company discontinued recording capitalized interest related to this project. Higher interest expense in 1997 was also associated with the inclusion of interest on $450 million of securities issued by Edison Mission Energy Funding Corp., partially offset by the repayment of a 200 million Australian dollar loan, both occurring in December 1996.

  Minority interest expense decreased $4.4 million in the second quarter of 1997, compared to the second quarter of 1996. For the six months ended June 30, 1997, minority interest expense increased $9.8 million, compared with the corresponding period in 1996. The second quarter decrease resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997. The increase for the six months ended June 30, 1997 was principally due to Loy Yang B Unit 2 commencing commercial operation in October 1996.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 41% for the six-month period ended June 30, 1997, compared with 42% for the same prior year period. The slight decrease in the 1997 effective tax rate was primarily due to a larger dividends received deduction in 1997. The dividends received deduction represents dividend income from unconsolidated entities that is not subject to tax because taxes have already been provided at the entity level.

LIQUIDITY AND CAPITAL RESOURCES    For the six months ended June 30, 1997, net
cash provided by operating activities decreased to $84.3 million from $138.4 million for the six months ended June 30, 1996. The decline primarily reflects an increase in working capital requirements, partially offset by higher distributions from energy projects and higher dividends from oil and gas investments.

  Net cash provided by financing activities totaled $172.8 million during the first six months of June 30, 1997, compared to net cash used in financing activities of $19.9 million during the same period in 1996. This change resulted primarily from the Loy Yang B financing of $964 million (1.265 billion Australian dollars), the proceeds of which were primarily used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) in May 1997 and an increase in net borrowings under the Company's revolving credit facility in 1997, partially offset by a cash dividend paid to Edison International of $122 million in June 1997. In January 1996, the Company repaid the 400 million pounds sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance Plc in December 1995 with the net proceeds received from the issuance of 400 million pounds sterling 9% Guaranteed Secured Bonds in 1996.

   The new Loy Yang B financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

  At June 30, 1997, Loy Yang B had 13 new interest rate swap agreements having notional amounts of 50 million Australian dollars to 100 million Australian dollars each and a total notional amount of $902 million (1.2 billion Australian dollars). The interest rate swap agreements convert the new floating-rate debt into debt with fixed rates ranging from 7.51% to 7.93%. The floating-rate at June 30, 1997 was 5.4%. Maturity dates for the interest rate swaps currently range from five to ten years.

  Net cash used in investing activities increased $36.2 million for the first six months of 1997, compared with the same prior year period primarily due to the purchase of common stock of acquired companies related to the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997, partially offset by a reduction in capital expenditures in 1997 principally related to the completion of construction of Loy Yang B Unit 2 and the Kwinana project in 1996. In 1997, the Company invested $57.9 million in new plant and equipment, principally related to the Doga project which commenced construction in April 1997. The purchase of common stock of acquired companies in 1996 primarily related to the acquisition of the remaining equity stake in Iberian Hy-Power. The proceeds of $71.2 million received from the sale of the Company's ownership interest in B.C. Star is comparable to the proceeds of $70 million received from the sale of four of the Company's operating geothermal facilities in April 1996.

  At June 30, 1997, the Company had cash and cash equivalents of $483.2 million and had available $333.8 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                           LOCAL CURRENCY                              U.S. ($ IN MILLIONS)
--------                           --------------                              --------------------
Paiton (i)                                                                             186
ISAB (ii)                          244 billion Italian Lira                            144
Doga (iii)                                                                              25

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

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A subsidiary of the Company owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for late 1998.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY
PROJECTS                                                                       U.S. ($ IN MILLIONS)
--------                                                                       --------------------
Brooklyn Navy Yard (i)                                                                  294
Paiton (ii)                                                                             141
Doga (ii)                                                                                22
All Other                                                                                25

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, but funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $454 million has been spent through June 30, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing as well as an indemnity agreement on behalf of NYCIDA in the amount of $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) and has served a Complaint for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

  Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1997, if payment were required, would be $254 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $107 million at June 30, 1997 related to the Doga project.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing in the U.K. and Australia and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense included $6.7 million and $3.7 million for the six months ended June 30, 1997 and 1996, respectively, as a result of interest rate swap agreements. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

  Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $20.4 million for the six-month period ended June 30, 1997, compared to a decrease of $1.9 million for the corresponding period in 1996, as a result of electricity rate swap agreements.

  Loy Yang B sells their electrical energy through a centralized electricity pool (Victorian Wholesale Electricity Market which will be integrated into the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate the exposure to price volatility of the electricity traded in the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged
under the "State Hedge".   Vesting Contracts were put into place by the State,
between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. Loy Yang B's electric revenues were increased by $14.3 million for the period ended June 30, 1997 as a result of hedging contract arrangements.

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

  The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.


PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

      EXHIBIT NO.          DESCRIPTION
      -----------          -----------
          27               Financial Data Schedule


  (B) REPORTS ON FORM 8-K

      The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1997.

      Date of Report                 Date Filed                 Item Reported(s)
      --------------                 ----------                 ----------------
      March 31, 1997                 April 10, 1997                    5
      March 31, 1997                 May 23, 1997                     2,7


                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   EDISON MISSION ENERGY
                                                   ---------------------
                                                        (Registrant)


Date: August 13, 1997                                JAMES V. IACO, JR.
---------------------                              -------------------------
                                                   Senior Vice President and
                                                     Chief Financial Officer