Form 10-Q
period 1997-09-30
EDISON MISSION ENERGY
filed 1997-11-14
CIK 930835

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended      September 30, 1997
                                 -------------------------

               or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                to
                                  --------------    --------------------



                           Commission File Number 1-13434



                               EDISON MISSION ENERGY
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-4031807
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

      18101 VON KARMAN AVENUE
      IRVINE, CALIFORNIA                                     92612
      (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (714) 752-5588




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES  X        NO
                                                    ------       -----

  Number of shares outstanding of the registrant's Common Stock as of November 14, 1997: 100 shares (all shares held by an affiliate of the registrant).

                            TABLE OF CONTENTS



Item                                                                 Page
----                                                                 ----



                      PART I - FINANCIAL INFORMATION

 1.Financial Statements.................................................1

 2.Management's Discussion and Analysis of Financial Condition and
    Results of Operations ..............................................9


                       PART II - OTHER INFORMATION

 6.Exhibits and Reports on Form 8-K....................................15


                                 PART III

   Signatures..........................................................16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                            (Unaudited)           (Unaudited)
                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          ----------------     ------------------
                                           1997        1996      1997        1996
                                           ----        ----      ----        ----
OPERATING REVENUES
 Electric revenues                        $143,919   $137,933   $546,262   $428,462
 Equity in income from energy projects      73,857     60,506    135,038    117,102
 Equity in income from oil and gas           6,244      4,958     28,970     14,050
 Operation and maintenance services         10,525      8,587     30,766     27,355
                                          ---------  ---------  ---------  ---------

     Total operating revenues              234,545    211,984    741,036    586,969
                                          ---------  ---------  ---------  ---------

OPERATING EXPENSES
 Fuel                                       39,797     28,822    143,552     93,148
 Plant operations                           31,892     31,374     98,139     91,030
 Operation and maintenance services          8,137      6,268     22,578     19,866
 Depreciation and amortization              24,027     19,327     80,200     57,723
 Administrative and general                 39,524     18,740     85,169     59,229
                                          ---------  ---------  ---------  ---------

     Total operating expenses              143,377    104,531    429,638    320,996
                                          ---------  ---------  ---------  ---------

 Income from operations                     91,168    107,453    311,398    265,973
                                          ---------  ---------  ---------  ---------

OTHER INCOME (EXPENSE)
 Interest and other income                   9,826      3,444     23,010     15,859
 Gain on sale of assets                       -          -        26,642     19,986
 Interest expense                          (53,737)   (32,445)  (159,614)   (98,144)
 Dividends on preferred securities          (3,304)    (3,282)    (9,864)    (9,830)
 Minority interest                            (789)   (12,821)   (38,494)   (40,707)
                                          ---------  ---------  ---------  ---------

     Total other income (expense)          (48,004)   (45,104)  (158,320)  (112,836)
                                          ---------  ---------  ---------  ---------

 Income before income taxes                 43,164     62,349    153,078    153,137

 Provision (credit) for income taxes        (2,937)    31,320     41,812     69,103
                                          ---------  ---------  ---------  ---------

 INCOME BEFORE EXTRAORDINARY LOSS          $46,101    $31,029   $111,266    $84,034

 Extraordinary loss on early
  extinguishment of debt, net
  of income tax benefit                       -          -       (13,126)      -
                                          ---------  ---------  ---------   --------
 NET INCOME                                $46,101    $31,029    $98,140    $84,034
                                          =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               (Unaudited)
                                               September 30,     December 31,
                                                    1997             1996
                                               --------------   -------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $441,257         $383,634
 Accounts receivable - trade                         55,607           71,046
 Accounts receivable - affiliates                    12,225           10,798
 Prepaid expenses and other                          13,353           13,747
                                                 ----------       ----------

   Total current assets                             522,442          479,225
                                                 ----------       ----------

INVESTMENTS
 Energy projects                                    943,457          794,646
 Oil and gas                                         69,392          121,237
                                                 ----------       ----------

   Total investments                              1,012,849          915,883
                                                 ----------       ----------

PROPERTY, PLANT AND EQUIPMENT                     3,320,399        3,401,006
 Less accumulated depreciation and amortization     199,592          152,458
                                                 ----------       ----------

   Net property, plant and equipment              3,120,807        3,248,548
                                                 ----------       ----------

OTHER ASSETS
 Long-term receivables                               90,506           91,567
 Goodwill                                           308,738          334,481
 Deferred financing costs and other                  59,872           82,768
                                                 ----------       ----------

   Total other assets                               459,116          508,816
                                                 ----------       ----------

TOTAL ASSETS                                     $5,115,214       $5,152,472
                                                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)
                                                (Unaudited)
                                                September 30,    December 31,
                                                    1997             1996
                                                -------------    ------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable - affiliates                   $   54,284      $   35,996
  Accounts payable and accrued liabilities           172,066         118,824
  Interest payable                                    23,275          35,076
  Current maturities of long-term obligation          63,557          80,994
                                                  ----------      ----------

      Total current liabilities                      313,182         270,890
                                                  ----------      ----------


LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES   2,598,633       2,419,890
                                                  ----------      ----------

LONG-TERM DEFERRED LIABILITIES
  Deferred taxes and tax credits                     519,326         545,449
  Deferred revenue                                   596,777            -
  Other                                               48,141          39,049
                                                  ----------      ----------

      Total long-term deferred liabilities         1,164,244         584,498
                                                  ----------      ----------

      Total liabilities                            4,076,059       3,275,278
                                                  ----------      ----------

MINORITY INTERESTS                                     7,545         707,289
                                                  ----------      ----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
 SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
 DEBENTURES                                          150,000         150,000
                                                  ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized;
    100 shares issued and outstanding                 64,130          64,130
  Additional paid-in capital                         629,406         629,289
  Retained earnings                                  160,734         262,594
  Cumulative translation adjustments                  27,340          63,892
                                                  ----------      ----------

      Total shareholder's equity                     881,610       1,019,905
                                                  ----------      ----------


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $5,115,214      $5,152,472
                                                  ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       (Unaudited)
                                                                     Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                   1997          1996
                                                                  ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $ 98,140      $ 84,034
 Adjustments to reconcile net income to net cash provided
   by operating activities:
      Equity in income from energy projects                       (135,038)     (117,102)
      Equity in income from oil and gas                            (28,970)      (14,050)
      Distributions from energy projects                            88,203        86,685
      Dividends from oil and gas                                    38,078        21,340
      Depreciation and amortization                                 80,200        57,723
      Deferred taxes and tax credits                               (41,859)      (20,514)
      Gain on sale of assets                                       (26,642)      (19,986)
      Extraordinary loss on early extinguishment
       of debt, net of tax                                          13,126          -
 Decrease in accounts receivable                                    10,570        60,314
 Decrease in prepaid expenses and other                              2,079         4,674
 Increase (decrease) in interest payable                           (11,495)        7,995
 Increase in accounts payable and accrued liabilities               70,589        18,849
 Other, net                                                         (2,758)       23,388
                                                                 ----------    ----------

       Net cash provided by operating activities                   154,223       193,350
                                                                -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on long-term obligations                            1,033,946       181,991
  Payments on long-term obligations                               (809,472)     (683,351)
  Issuance of guaranteed secured bonds                                -          603,840
  Cash dividend to parent                                         (122,000)         -
                                                                 ----------    ----------

        Net cash provided by financing activities                  102,474       102,480
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in energy projects                                   (51,514)      (52,668)
  Loans to energy projects                                         (42,984)      (45,517)
  Purchase of common stock of acquired companies                   (68,557)      (34,640)
  Proceeds from sale of assets                                      71,166        70,000
  Capital expenditures                                             (65,233)     (115,639)
  Other, net                                                       (24,841)        3,075
                                                                 ----------    ----------

        Net cash used in investing activities                     (181,963)     (175,389)
                                                                 ----------    ----------

 Effect of exchange rate changes on cash                           (17,111)          464
                                                                 ----------    ----------

 Net increase in cash and cash equivalents                          57,623       120,905
 Cash and cash equivalents at beginning of period                  383,634       137,540
                                                                 ----------    ----------

 Cash and cash equivalents at end of period                       $441,257      $258,445
                                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.



                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE 1. GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

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

NOTE 2.  INVESTMENTS

  The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                              (In thousands)
                                   (Unaudited)              (Unaudited)
                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                               -------------------     ----------------------
                                1997         1996        1997           1996
                               ------      -------      -------       -------
ENERGY PROJECTS
Operating Revenues             $447,228    $418,068     $1,184,932    $1,032,145
Income from Operations          177,366     154,251        352,244       329,842
Net Income                      146,502     132,139        270,605       267,740


OIL AND GAS
Operating Revenues             $ 64,940    $ 71,589     $  225,215     $ 211,230
Income from Operations           16,700      17,239         78,748        52,462
Net Income                       14,286      10,655         58,253        34,517


NOTE 3.   ACQUISITION

In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of the Company, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000 megawatt (MW) Loy Yang B Power Station (Loy Yang B). Edison Mission Energy Australia Limited (EMEA), a subsidiary of the Company (together with other wholly owned affiliates of the Company), acquired 51% of Loy Yang B from the State in December 1992. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with the Company to purchase its share of the plant output. Loy Yang B's principal assets consist of two 500-MW units fired by brown coal located near Melbourne, Australia.

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

The acquisition has been accounted for utilizing the purchase method. The excess of the purchase price, including tax effects, over the carrying value of the net assets acquired was allocated to property, plant and equipment. The value associated with the termination of the existing power purchase agreement and other related agreements is reflected as deferred revenue in the accompanying consolidated balance sheet and is being amortized to income utilizing the unit-of-production method over the life of the new power sales contracts of 20 years. The consolidated statements of income for the three and nine months ended September 30, 1997 reflect the operations under the new contracts and the elimination of the minority interest of the acquired business beginning on May 9, 1997.

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

                                                (In thousands)
                                                 (Unaudited)
                                              Nine Months Ended
                                                September 30,
                                           ----------------------
                                            1997            1996
                                           ------          ------
Operating Revenue                          $697,998        $520,329
Income before Extraordinary Loss            123,356          83,694
Net Income                                  110,230          83,694

NOTE 4.  FINANCIAL INSTRUMENTS

In May 1997, the Company closed financing of $964 million (1.265 billion Australian dollars), the proceeds of which were used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) with the balance used to finance the acquisition and to return funds to various affiliates of the Company. The financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

At September 30, 1997, Loy Yang B had 13 interest rate swap agreements having notional amounts of 50 million Australian dollars to 100 million Australian dollars each and a total notional amount of $870 million (1.2 billion Australian dollars). The interest rate swap agreements convert the floating-rate debt into debt with fixed rates ranging from 7.51% to 7.93%. The floating-rate at September 30, 1997 was 4.8%. Maturity dates for the interest rate swaps currently range from five to ten years.

The early repayment of Loy Yang B's existing debt facilities of $713 million resulted in an extraordinary loss of $13.1 million (net of income tax benefit of $8.6 million) attributable to the write-off of unamortized debt issue costs.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY

PROJECTS               LOCAL CURRENCY               U.S. ($ IN MILLIONS)
--------               --------------               --------------------
Paiton (i)                                                  154
ISAB  (ii)             244 billion Italian Lira             141
Doga (iii)                                                   25

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest.
Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of the Company owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for late 1998.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY

PROJECTS                                            U.S. ($ IN MILLIONS)
--------                                            --------------------
Brooklyn Navy Yard (i)                                       294
Paiton (ii)                                                  141
Doga (ii)                                                     19
All Other                                                     25

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $457 million has been spent through September 30, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing and indemnified NYCIDA for environmental liability up to $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

  Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1997, if payment were required, would be $257 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $98 million at September 30, 1997, related to the Doga project.

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

  The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

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

GENERAL
-------

  The Company is one of the leading global producers of electricity worldwide. Through its subsidiaries, the Company is engaged in the business of developing, acquiring, owning and operating independent electric power generation facilities. The Company's investments include 54 projects totaling 9,340 megawatts (MW) of generation capacity, of which 7,418 are in operation and 1,922 are under construction.

  The Company's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

  Electric revenues are derived from consolidated results of operations of five international entities. Equity in income from energy projects primarily relates to the Company's ownership interest of 50% or less in projects. The equity method of accounting is generally used to account for the operating results of entities over which the company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, the Company recognizes its proportional share of the income or loss of such entities.

ACQUISITION
-----------

  In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of the Company, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000-MW Loy Yang B Power Station (Loy Yang B). Edison Mission Energy Australia Limited (EMEA), a subsidiary of the Company (together with other wholly owned affiliates of the Company), acquired 51% of Loy Yang B from the State in December 1992. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with the Company to purchase its share of the plant output. Loy Yang B's principal assets consist of two 500-MW units fired by brown coal located near Melbourne, Australia.

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

  The acquisition has been accounted for utilizing the purchase method. The excess of the purchase price, including tax effects, over the carrying value of the net assets acquired was allocated to property, plant and equipment. The value associated with the termination of the existing power purchase agreement and other related agreements is reflected as deferred revenue in the accompanying consolidated balance sheet and is being amortized to income utilizing the unit-of-production method over the life of the new power sales contracts of 20 years. The consolidated statements of income for the three and nine months ended September 30, 1997 reflect the operations under the new contracts and the elimination of the minority interest of the acquired business beginning on May 9, 1997.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES    Operating revenues increased $22.6 million and $154.1
million for the third quarter and nine months ended September 30, 1997, respectively, compared with the corresponding periods of 1996. The third quarter increase is primarily the result of increases in equity in income from energy projects due to an $11 million (pre-tax) write-down of the Company's investment in a geothermal project in 1996. The increase for the nine months ended September 30, 1997 is primarily the result of increases in electric revenues primarily due to the start of commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996, and as a result there were no comparable electric revenues during the first nine months of 1996.

   A significant number of the Company's domestic energy projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Accordingly, the Company's third quarter revenues from energy projects are materially higher than other quarters of the year.

  Equity in income from oil and gas investments increased $14.9 million during the first nine months of 1997, compared with the same prior year period. The significant increase was principally due to higher gas prices.

OPERATING EXPENSES    Operating expenses increased $38.8 million and $108.6
million for the third quarter and nine months ended September 30, 1997, respectively, compared with the corresponding periods of 1996. The increases for both periods were principally due to higher fuel, depreciation and amortization and administrative and general expenses. The increase in fuel expense was primarily due to commencement of commercial operations of the Kwinana project in the fourth quarter of 1996 and First Hydro increases of $4.1 million and $17 million for each period, respectively, resulting from increased
generation and higher prices.   The nine month increase in fuel expense for the
Loy Yang B project as a result of commencement of commercial operations of Unit 2 in the fourth quarter of 1996 was partially reduced as a result of entering into a new fuel supply agreement associated with the 49% acquisition. The increase in depreciation and amortization resulted from commencement of commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996. Loy Yang B's depreciation expense was partially reduced in connection with the acquisition based on the extended useful lives of Loy Yang B's plant and equipment from approximately 30 years based on the previous power purchase agreement to 50 years based on the projected economic life of the plant.

  The administrative and general expense increases for the third quarter and nine months ended September 30, 1997, were primarily related to an increase in compensation expense as a result of charges associated with the Company's phantom stock plan.

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

  Interest and other income increased $6.4 million and $7.2 million for the third quarter and nine months ended September 30, 1997, respectively, compared with the corresponding periods of 1996, resulting primarily from interest earned on higher international cash balances.

  Interest expense, net of capitalized interest, increased $21.3 million in the third quarter of 1997, compared with the corresponding period in 1996. For the nine months ended September 30, 1997, interest expense, net of capitalized interest, increased $61.5 million compared with the same prior year period. The increases for both periods were due primarily to decreases in capitalized interest of $14.6 million and $41.6 million for each period, respectively. Capitalized interest decreased in 1997 due to the completion of construction and resultant commercial operation of Loy Yang B Unit 2 in October 1996 at which time the Company discontinued recording capitalized interest related to this project. Higher interest expense in 1997 was also associated with the inclusion of interest on $450 million of securities issued by Edison Mission Energy Funding Corp., partially offset by the repayment of a 200 million Australian dollar loan, both occurring in December 1996.

  Minority interest expense decreased $12 million for the third quarter ended September 30, 1997, compared with the corresponding period in 1996. The decrease resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997.

PROVISION FOR INCOME TAXES   The Company recorded an effective tax provision
rate of 27% for the nine months ended September 30, 1997, compared with a 45% rate for the same prior year period. The decrease in the 1997 effective tax rate was primarily due to a reduction in corporate income tax rates in the United Kingdom (U.K.). In August 1997, the U.K. government decreased the corporate tax rate from 33% to 31%, effective as of April 1, 1997. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", this reduction in U.K. income tax rates results in a one-time reduction in income tax expense of approximately $20 million to adjust the U.K. deferred income tax liability (primarily First Hydro) to the new lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES    For the nine months ended September 30, 1997,
net cash provided by operating activities decreased to $154.2 million from $193.4 million for the nine months ended September 30, 1996. The decline primarily reflects an increase in working capital requirements, partially offset by higher distributions from energy projects and higher dividends from oil and gas investments.

  Net cash provided by financing activities totaled $102.5 million during the first nine months of 1997 and 1996. The Loy Yang B financing proceeds of $964 million (1.265 billion Australian dollars), were primarily used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) in May 1997 and a cash dividend was paid to Edison International of $122 million in June 1997. In January 1996, the Company repaid the 400 million pounds sterling (U.S. $603.8 million) credit facility entered into by First Hydro Finance Plc in December 1995 with the net proceeds received from the issuance of 400 million pounds sterling 9% Guaranteed Secured Bonds in 1996.

  The Loy Yang B financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

  At September 30, 1997, Loy Yang B had 13 interest rate swap agreements having notional amounts of 50 million Australian dollars to 100 million Australian dollars each and a total notional amount of $870 million (1.2 billion Australian dollars). The interest rate swap agreements convert the floating-rate debt into debt with fixed rates ranging from 7.51% to 7.93%. The floating-rate at September 30, 1997 was 4.8%. Maturity dates for the interest rate swaps currently range from five to ten years.

  Net cash used in investing activities increased $6.6 million for the first nine months of 1997 compared with the same prior year period, primarily due to the purchase of common stock of acquired companies related to the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997, offset by a reduction in capital expenditures in 1997, principally related to the completion of construction of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996. In 1997, the Company invested $65.2 million in new plant and equipment, principally related to the Doga project which commenced construction in April 1997. The purchase of common stock of acquired companies in 1996 primarily related to the acquisition of the remaining equity stake in Iberian
Hy-Power.   The proceeds of $71.2 million received from the sale of the
Company's ownership interest in B.C. Star in April 1997 is comparable to the proceeds of $70 million received from the sale of four of the Company's operating geothermal facilities in April 1996.

  At September 30, 1997, the Company had cash and cash equivalents of $441.3 million and had available $386.4 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility will be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY

PROJECTS                LOCAL CURRENCY               U.S. ($ IN MILLIONS)
--------                --------------               --------------------
Paiton (i)                                                   154
ISAB  (ii)              244 billion Italian Lira             141
Doga (iii)                                                    25

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East
Java, Indonesia. A wholly owned subsidiary of the Company owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for early 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of the Company owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of the Company owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for late 1998.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY

PROJECTS                                            U.S. ($ IN MILLIONS)
--------                                            --------------------
Brooklyn Navy Yard (i)                                      294
Paiton (ii)                                                 141
Doga (ii)                                                    19
All Other                                                    25

(i) Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project, funded all of the required equity during construction and will be required to fund the remaining costs of the project facility until the close of non-recourse financing. Estimated total cost is $492 million of which $457 million has been spent through September 30, 1997. In December 1995, a tax-exempt bond financing for the project in the amount of $254 million was obtained
through the New York City Industrial Development Agency (NYCIDA).   The Company
has guaranteed the obligations of the project pursuant to the financing and indemnified NYCIDA for environmental liability up to $40 million. In February 1997, the contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million against BNY. BNY has asserted general monetary claims against the contractor. The Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

  Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1997, if payment were required, would be $257 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $98 million at September 30, 1997, related to the Doga project.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing in the U.K. and Australia and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense included $9.1 million and $5.6 million for the nine months ended September 30, 1997 and 1996, respectively, as a result of interest rate swap agreements. The Company has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

  Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The half-hourly pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, the most commonly used by First Hydro, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $27.2 million for the nine-month period ended September 30, 1997, compared to a decrease of $4 million for the corresponding period in 1996, as a result of electricity rate swap agreements.

  Loy Yang B sells their electrical energy through a centralized electricity pool (Victorian Wholesale Electricity Market, which will be integrated into the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate the exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged
under the "State Hedge".   Vesting Contracts were put into place by the State,
between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. These contracts are accounted for as electricity rate swap agreements whereby the related price differentials to be paid or received are recorded as adjustments to electric revenues. Loy Yang B's electric revenues were increased by $43.1 million for the nine month period ended September 30, 1997 as a result of hedging contract arrangements.

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

  The electric power generated by the Company's other operating projects is generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, the Company structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements.

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

  The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.



PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

      EXHIBIT NO.          DESCRIPTION
      -----------          -----------
          27               Financial Data Schedule

  (B) REPORTS ON FORM 8-K

      The registrant filed the following report on Form 8-K during the quarter ended September 30, 1997.

      Date of Report                    Date Filed            Item Reported
      --------------                    ----------            -------------
      March 31, 1997                    July 22, 1997               7




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EDISON MISSION ENERGY
                                             ---------------------
                                                      (Registrant)


Date: November 13, 1997                        JAMES V. IACO, JR.
-----------------------                       ---------------------
                                             Senior Vice President and
                                              Chief Financial Officer