Form 10-K
period 1997-12-31
EDISON MISSION ENERGY
filed 1998-03-31
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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


          Securities registered pursuant to Section 12(b) of the Act:

9-7/8% CUMULATIVE MONTHLY
INCOME PREFERRED SECURITIES, SERIES A *      NEW YORK STOCK EXCHANGE
---------------------------------------      -----------------------
(Title of Class)                             (name of each exchange on
                                             which registered)

8-1/2% CUMULATIVE MONTHLY
INCOME PREFERRED SECURITIES, SERIES B *      NEW YORK STOCK EXCHANGE
---------------------------------------      -------------------------
(Title of Class)                             (name of each exchange on
                                             which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 27, 1998: $0. Number of shares outstanding of the registrant's Common Stock as of March 27, 1998: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS

Item                                                                               Page
----                                                                               ----


                                        PART I

 1.      Business.................................................................   1

 2.      Properties...............................................................  22

 3.      Legal Proceedings........................................................  23

 4.      Submission of Matters to a Vote of Security Holders......................  23


                                        PART II

 5.      Market for Registrant's Common Equity and Related Shareholder Matters....  24

 6.      Selected Financial Data..................................................  25

 7.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations...................................................  26

 8.      Financial Statements and Supplementary Data..............................  36

 9.      Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................  36


                                       PART III

10.      Directors and Executive Officers of the Registrant.......................  69

11.      Executive Compensation...................................................  71

12.      Security Ownership of Certain Beneficial Owners and Management...........  78

13.      Certain Relationships and Related Transactions...........................  80


                                        PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........  80

         Signatures...............................................................  99

                                    PART I

ITEM 1. BUSINESS

THE COMPANY
-----------

   Edison Mission Energy (EME), through its subsidiaries, is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME is a wholly owned subsidiary of The Mission Group, which is a wholly owned, non-utility subsidiary of Edison International. Edison International is also the parent holding company of Southern California Edison Company (SCE), one of the largest electric utilities in the United States.

   EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 26 domestic and 24 international operating electrical power generation facilities with an aggregate generating capacity of 7,403 megawatts
(MW), of which EME's share is approximately 5,173 MW. Three international projects totaling 1,922 MW of generating capacity (of which EME's anticipated share is approximately 887 MW) are currently in the construction stage. At December 31, 1997, the Company had consolidated assets of $5 billion and total shareholder's equity of $827 million.

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

DESCRIPTION OF BUSINESS
-----------------------

GENERAL OVERVIEW

   EME is one of the leading global producers of electricity. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 26 domestic and 24 international operating electrical power generation facilities.

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

   In making investment decisions, EME evaluates potential project returns against rate of return guidelines. EME establishes these guidelines by identifying a base rate of return and adjusting the base rate by potential risk factors, such as risks associated with project location and stage of project development. EME endeavors to mitigate project development risk by (i) selecting partners with complementary skills and local experience, (ii) structuring investments through subsidiaries, (iii) managing up-front development costs, (iv) utilizing limited recourse financing and (v) linking revenue and expense components where appropriate. Many of EME's projects are operated by its subsidiaries or affiliates (e.g., Edison Mission Operation and Maintenance, Inc. - Edison Mission O&M), which seek to preserve and enhance the value of EME's investments.

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

   Set forth below is a brief discussion of the current strategy for each of the three regions and a summary of certain of EME's projects that are currently in the construction, advanced development, pre-finance or early operations stage in each of the regions. While EME anticipates the successful completion of these projects, no assurance can be given that any of these projects, or any other projects currently in the construction stage, advanced development or pre-finance stage, will be successfully completed or financed or that the expected MW capacity (and EME's anticipated share thereof) will be achieved. See " -- Project Development -- Certain Considerations Associated with Project Development, Finance and Operation".

Americas

   The Americas division is comprised of the U.S./Canada and Central and Latin America regions and is headquartered in Irvine, California. The strategy for the U.S./Canada and Central and Latin America region is to (i) manage certain operating independent power projects located throughout the United States, (ii) pursue the acquisition of existing generating assets from utilities, industrial companies and other IPPs and (iii) pursue the development of new power projects throughout the region. EME has 26 operating projects in this region. For further information regarding EME's 26 domestic operating projects, see "--EME's Operating Power Generation Facilities-- Description of Domestic Operating Projects."

Asia Pacific

   The Asia Pacific division is headquartered in Singapore with additional offices located in Australia, Indonesia and the Philippines. Among the three geographic divisions, the countries covered by the Asia Pacific division have experienced the fastest electric demand growth, and are expected to continue strong growth in the medium term. Most governments in the region have committed to privatization of the electric power industry, and are looking to the private sector to finance and develop a significant portion of new generating capacity.

   The strategy for this region is to (i) pursue projects in countries where there exist strong political commitment and the structural framework necessary for private power, (ii) seek opportunities to employ indigenous fuels and (iii) seek strategic, complimentary alliances with partners who bring value to the project by providing fuel, equipment and construction services.

   EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest of the 1000-MW Loy Yang B Power Station (Loy Yang
B) from the State Government of Victoria (State), Australia's first electric privatization effort. In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. The first of two 500-MW units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operation and maintenance services for both units.

   In April 1995, EME and its partners, Mitsui & Co. Ltd., General Electric Corporation and P.T. Batu Hitam Perkasa, an Indonesian limited liability company, commenced construction of the $2.5 billion Paiton project, a 1,230-MW coal-fired power plant in East Java, Indonesia. The project will consist of two units, each of which is expected to have a capacity of 615 MW. Construction of the plant continues on schedule, with commercial operation expected in the first half of 1999. In January 1996, EME purchased an additional 7.5% interest in the Paiton project from a subsidiary of General Electric Corporation, thereby increasing its ownership interest to 40%.

   Construction on the two-unit Paiton project is approximately 85% complete. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed with substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. A Presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation.

   Kwinana is a $108 million 116-MW gas-fired cogeneration project located at the British Petroleum Kwinana refinery near Perth, Australia. The project, which is 100% owned by EME, began commercial operations in December 1996. The project supplies electricity to Western Power (formerly the State

Electricity Commission of Western Australia) and electricity and steam to the British Petroleum Kwinana refinery.

   In December 1997, EME (40% ownership), along with its partners, Siam City Cement (30% ownership) and Lanna Lignite (30% ownership), signed a twenty-five year power purchase contract with the Electricity Generating Authority of Thailand (EGAT) pursuant to which EGAT will purchase 734 MW of output from the coal-fired power generation project at Kui Buri in Thailand. Financial closing and commencement of construction are anticipated in late 1998 or early 1999 with commercial operations expected to begin in 2001.

   In September 1997, the San Pascual project, a consortium including EME (37.5% ownership), Texaco Inc. (37.5% ownership) and Caltex (25% ownership), signed a twenty-five year power purchase contract with the National Power Corporation
(NPC), Philippines' state-owned electric utility company, pursuant to which NPC will purchase 304 MW of output from the San Pascual project. The low-sulfur residual fuel oil cogeneration project is located in the Philippines. Financial closing and commencement of construction are anticipated in 1998 with commercial operations expected to begin in 2001.

Europe, Central Asia, Middle East and Africa

   The European organization is headquartered in London, England with additional offices located in Italy, Spain and Turkey. The London office was established in 1989, concurrent with the privatization of the power industry in the United Kingdom. The territorial scope of the region includes Europe, Africa, the Middle East, India and Pakistan. The region is characterized by a blend of both mature and less developed markets. The regional strategy is to pursue the development and acquisition of medium to large scale power and cogeneration facilities with diversified fuel sources and generation technology.

   EME's operating projects in the region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain.

   EME acquired initial ownership interests of Iberian Hy-Power I and II in December 1992 and August 1993, respectively. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam B.V., increasing its ownership percentage to approximately 100% (minority interests are owned in three of the projects by third parties).

   In December 1995, EME purchased all of the outstanding shares of First Hydro Company (First Hydro) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets are two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW. The Dinorwig station, which was commissioned in 1983, is comprised of six units totaling 1,728 MW. The Ffestiniog station was commissioned in 1963 and is comprised of four units totaling 360 MW. First Hydro is an independent generating company with three main sources of revenues:
(i) selling power into the electricity trading market or "pool" in England and Wales, (ii) providing system support services to The National Grid Company plc, and (iii) selling its installed capacity forward by entering into "contracts for differences" with large electricity suppliers.

   In June 1995, EME (49% ownership) and its partner, ISAB S.p.A. (51% ownership), signed a twenty-year power purchase contract with ENEL S.p.A., Italy's state electricity corporation, pursuant to which ENEL S.p.A. will purchase 507 MW of output from the 512-MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately 2 trillion lira ($1.3 billion) project financial closing was completed in April 1996 with construction commencing in July 1996. The project is more than 75% complete with commercial operation expected in late 1999.

   In February 1995, EME (80% ownership) signed a shareholders' agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. The 180-MW combined cycle gas-fired cogeneration facility is approximately 63% complete with commercial operations expected in 1999. In April 1997, EME completed financing and commenced construction of the Doga project.

PROJECT DEVELOPMENT

   The development of power generation projects involves numerous elements, including evaluating and selecting development opportunities, evaluating market risk, designing and engineering the project, acquiring necessary land rights, permits and fuel resources, obtaining financing and managing construction and, in some cases obtaining power sales agreements and steam sales agreements.

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

   Although EME has in the past been successful in developing projects with long-term contracts and arranging for necessary permits and approvals, there can be no assurance that EME will continue to be successful in doing so in the future. EME believes that future market conditions for independent power, particularly in the United States, may become increasingly characterized by shorter-term power sales agreements or spot sales arrangements. EME may be required to consider market or "merchant" risk in the future.

Project Type

   The selection of power generation technology for a particular project is influenced by various factors, including regulatory requirements, availability of fuel and anticipated economic advantages for a particular application. The principal technology used in EME's operating projects has been gas-fired combustion turbine technology, predominately through an application known as "cogeneration". Cogeneration facilities sequentially produce two or more useful forms of energy (e.g., electricity and steam) from a single primary source of fuel (e.g., natural gas or coal). Many of EME's cogeneration projects are located near large industrial steam users or in oil fields that inject steam underground to enhance recovery of heavy oil. The regulatory advantages for cogeneration facilities under PURPA have become less significant because of expanded project options made available to IPPs under the Energy Policy Act. Accordingly, although cogeneration may provide a competitive advantage in the new market place, EME expects that the majority of its future projects will generate power without selling steam to industrial users.

   EME also has interests in projects that use renewable resources such as hydroelectric and geothermal energy. EME's hydroelectric projects, excluding First Hydro, use "run-of-the-river" technology to generate electricity. The First Hydro project utilizes pumped-storage stations which consume electricity when it is comparatively less expensive in order to pump water up for storage in an upper reservoir. Water is then allowed to flow back through turbines in order to generate electricity when its market value is higher. This type of generation is characterized by its speed of response, its ability to work efficiently at wide variations of load and the basic reliance of revenue on the difference between the peak and trough prices of electricity during the day. EME's geothermal projects use technologies that convert the heat from geothermal fluids and underground steam into electricity.

   EME has international interests in an operating project and projects under construction and advanced development which are large scale, coal-fired projects using pulverized coal in coal-fired generation technology. In the United States, EME has developed coal and waste coal-fired projects that employ traditional stoker and circulating fluidized bed technology.

Power and Steam Sales Contracts

   Electric power and steam generated by EME's operating projects in the U.S. is sold primarily to domestic electric utilities and industrial steam users pursuant to long-term (typically, 15 to 30 year) contracts. Excluding the U.K. and a project in Australia, electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. A project's revenue from a power sales contract usually consists of two components: energy payments and capacity payments. Energy payments are generally based on actual deliveries of electric energy (e.g., kilowatt-hours) to the purchasing utility. Energy payment rates are usually indexed to certain variable costs that the purchasing utility avoids by purchasing such electric energy directly as opposed to operating its own power plant(s) to produce the same amount of electric energy. The variable components typically include the fuel cost and certain operation and maintenance expenses. These costs may be indexed to the utility's cost of fuel and/or certain inflation indices. Energy payments may also be time-differentiated to provide relatively higher payments for electric energy delivered during periods of peak electricity demand. Capacity payments are generally based on a project's proven capability to deliver reliable electric energy, whether or not the plant is called on to operate. Capacity payment rates are usually associated with certain fixed costs that the purchasing utility avoids by having the independent power producer build and maintain the availability of a power plant. To receive capacity payments, there are typically minimum performance standards that must be met and often there is a performance range that further influences the amount of capacity payments.

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

   Projects in the U.K. and a project in Australia sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price"). The pool price is extremely volatile and in the U.K. can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counterparty pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. The Roosecote project has avoided the pool price volatility by entering into a long-term power sales contract that provides for contract pricing. The Roosecote project's power sales contract provides for the escalation of capacity payments according to an inflation index for the U.K.

   Loy Yang B has entered into a number of financial hedges to mitigate exposure to price volatility of the electricity traded into the pool. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

   Steam produced from EME's cogeneration facilities is sold to industrial steam users, such as petroleum refineries or companies involved in the enhanced recovery of oil through steam flooding of oil fields, under long-term steam sales contracts. Domestic steam sales contracts require the purchaser to take at least the minimum amount of steam necessary for the project to retain its QF status under PURPA.

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

Project Financing

   Each power generation project developed by EME requires a substantial capital investment. The permanent project financing for a project is often arranged immediately prior to the construction of the project. With limited exceptions, such debt financing is for approximately 60 to 80% of each project's costs and is expected to be structured, on a basis that is nonrecourse to EME and its other projects. In addition, the collateral security for each project's financing generally has been limited to the physical assets, contracts and cash flow of that project.

   In general, each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Any asset of any such subsidiary may not be available to satisfy the obligations of EME or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or its affiliates.

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

Permits and Approvals

   Because the process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy (often taking a year or longer), EME seeks to obtain all permits, licenses and other approvals required for the construction and operation of the project, including siting, construction and environmental permits, rights-of-way and planning approvals, early in the development process. See "Certain Regulatory Matters-- General".

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

   As a project goes into operation, operation and maintenance services are provided to the project by one of EME's operation and maintenance subsidiaries or another operation and maintenance contractor. The day-to-day operation of each project is generally managed by an executive director. Management committees comprised of the project partners generally meet monthly or quarterly to review and manage the operating performance of each project.

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

   EME's operations are conducted through its subsidiaries and EME's cash flow is dependent upon the operating revenues of its subsidiaries and the ability of those subsidiaries to pay cash dividends or make distributions to EME. Financing agreements for EME's subsidiaries and affiliates generally place certain limitations on the ability of those subsidiaries and affiliates to pay dividends, make distributions or otherwise transfer funds to EME. In addition, financing agreements for EME's subsidiaries and affiliates, although generally nonrecourse to EME, contain certain representations, warranties, covenants and other agreements that, if not met, could lead to a default under such financing. After a default under a project financing for any reason, project lenders may exercise certain rights and remedies typically granted to secured parties, including the ability to take control of the project's collateral assets.

   The financing and development of international projects entail additional political and financial risks including uncertainties associated with privatization efforts, currency exchange rates, currency repatriation, political instability and other issues that have the potential to cause delays or impairment of value to the project being developed for which EME may not be fully capable of insuring against. The uncertainty of the legal structure in certain foreign countries in which EME may develop or acquire projects could make it more difficult to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of EME to hold a majority interest in some of the projects that it may develop or acquire. Although the risks of participation in international markets are significant, EME targets relatively higher rates of return on its international investments and mitigates risk by seeking complimentary alliances with well-established partners and hedging foreign exchange exposure where it deems appropriate.

OPERATION AND MAINTENANCE SERVICES

   Certain EME subsidiaries provide specialized operating, maintenance, testing and start-up services for EME-owned projects. At December 31, 1997, Edison Mission O&M or other subsidiaries had a total of 877 employees and operated 37 of EME's projects totaling 5,161 MW of capacity.

   The projects that EME operates have achieved an average 97% availability during 1997. Availability is a measure of the weighted average number of hours each generator is available for generation as a percentage of the total number of hours in a year.

EME'S OPERATING POWER GENERATION FACILITIES

Domestic Overview

   EME currently owns interests in 26 domestic operating projects in eight states. These operating projects consist of 16 natural gas cogeneration projects, one coal cogeneration project, one waste coal project, four geothermal projects and four gas-fired EWG (as defined herein) projects. All of EME's domestic cogeneration and geothermal projects, as well as the waste coal project, are qualifying facilities under PURPA. EME's domestic operating projects have total generating capacity of 3,679 MW, of which EME's net ownership share is 1,640 MW.

   Each of EME's projects generally relies on one power sales contract with a single electric utility customer for the majority, and in some cases all, of its power sales revenues over the life of the power sales contract. The primary power sales contracts for seven of EME's operating projects are with SCE.

EME's share of revenues from these projects accounted for 12% of EME's consolidated revenues in 1997 and 1996. The failure of SCE to fulfill its contractual obligations could have a negative impact on a source of EME's revenues. Under the terms of an agreement between SCE and the Office of Ratepayer Advocates (ORA), the consumer advocacy branch of the California Public Utility Commission (CPUC), SCE is prohibited from entering into future power sales contracts with EME or its affiliates without ORA and CPUC consent. The terms of the agreement, however, do not affect the terms of the existing power sales contracts between EME and SCE. Fuel supply for EME's projects generally is arranged through third-party suppliers and transporters.

   EME's geothermal projects have power sales agreements that provide for energy payments that escalate at predetermined rates during the first 10 years of plant operation. After the initial 10-year period, the energy payments will be based on rates published monthly by the purchasing utility that reflect its cost for natural gas and/or oil. Based on current forecasts of natural gas and oil prices, EME expects the energy payment rate to drop substantially after the initial 10-year period. Accordingly, cash distributions received from these projects are recorded as reductions in the equity investments. Future cash distributions are estimated to be sufficient to recover the remaining geothermal investment balances. In April 1996, CalEnergy Company, Inc., EME's partner in four operating geothermal projects in California, purchased all of the stock of four wholly owned subsidiaries of EME, which held 50% interests in these projects. The purchase price of $70 million resulted in a pre-tax gain of $20 million. There will be no impact on EME's future revenues as EME discontinued recognizing earnings from these projects during 1993.

   In January 1998, Oxbow Power of Beowawe, Inc., EME's partner in an operating geothermal project in Nevada, purchased EME's 50% general partnership interest in this project from a wholly owned subsidiary of EME. The purchase price of $4.1 million resulted in an after tax gain of $1.1 million. There will be no impact on EME's future revenues as EME discontinued recognizing earnings from this project in 1996.

   In February 1998, the CPUC issued an order which approved an agreement entered into in August 1997 between an operating geothermal project in California in which EME has a 50% partnership interest and SCE to terminate two power sales agreements. There will be no negative impact on EME's future revenues as EME discontinued recognizing earnings from this project during 1993.

Description of Domestic Operating Projects

   EME has ownership interests in the following domestic operating projects:

                                                       ELECTRIC    PRIMARY                                  OPERATION/
                                                       CAPACITY    ELECTRIC     TYPE OF         OWNERSHIP   ACQUISITION
PROJECT                  LOCATION                      (IN MW)    PURCHASER(3)  FACILITY(4)      INTEREST      DATE
-------                  --------                      -------    ------------  -----------      --------   -----------
Aidlin(1)                Cloverdale, California          20           PG&E       Geothermal           5%       1990
American Bituminous(2)   Grant Town, West Virginia       80           MPC        Waste Coal          50%       1993
Auburndale(2)            Polk County, Florida           150           FPC        EWG                 50%       1994
Bayonne                  Bayonne, New Jersey            165       JCP&L/PSE&G    Cogeneration      0.38%       1989
Brooklyn Navy Yard       Brooklyn, New York             286            CE        Cogeneration        50%       1996
Coalinga(2)              Coalinga, California            38           PG&E       Cogeneration        50%       1991
Commonwealth Atlantic    Chesapeake, Virginia           340          VEPCO       EWG                 50%       1992
GEO East Mesa(1,2)       Holtville, California           40           SCE        Geothermal          50%       1989
Gordonsville(2)          Gordonsville, Virginia         240          VEPCO       EWG                 50%       1994
Harbor(2)                Wilmington, California          80           SCE        Cogeneration        30%       1989
Hopewell                 Hopewell, Virginia             356          VEPCO       Cogeneration        25%       1990
James River              Hopewell, Virginia             110          VEPCO       Cogeneration        50%       1987
Kern River(2)            Oildale, California            300           SCE        Cogeneration        50%       1985
Lost Hills               Lost Hills, California          10           PG&E       Cogeneration     50.09%       1989
March Point 1            Anacortes, Washington           80           PSE        Cogeneration        50%       1991
March Point 2            Anacortes, Washington           60           PSE        Cogeneration        50%       1993
Mid-Set(2)               Fellows, California             38           PG&E       Cogeneration        50%       1989
Midway-Sunset(2)         Fellows, California            225           SCE        Cogeneration        50%       1989
Nevada Sun-Peak          Las Vegas, Nevada              210           NVP        EWG                 50%       1991
Saguaro(2)               Henderson, Nevada               90           NVP        Cogeneration        50%       1991
Salinas River(2)         San Ardo, California            38           PG&E       Cogeneration        50%       1991
Sargent Canyon(2)        San Ardo, California            38           PG&E       Cogeneration        50%       1991
Sycamore(2)              Oildale, California            300           SCE        Cogeneration        50%       1988
Watson                   Carson, California             385           SCE        Cogeneration        49%       1988

(1)  Consists of two projects on the same site.
(2)  Operated by EME.
(3)  Electric purchaser abbreviations are as follows:

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

(4) All of the cogeneration projects are gas-fired facilities, except for the James River project, which uses coal.

International Overview

  EME owns interests in 24 operating projects outside the United States. The total generating capacity of such facilities is 3,724 MW, of which EME's net ownership share is 3,533 MW.

Description of International Operating Projects

  EME has ownership interests in the following international operating projects:


                                     ELECTRIC                                      OPERATION/
                                     CAPACITY    PRIMARY ELECTRIC    OWNERSHIP    ACQUISITION
PROJECT               LOCATION       (IN MW)       PURCHASER(2)      INTEREST          DATE
-------               --------       -------       ------------      ---------      ----------
Alos(1)               Spain             5              FECSA            100%           1993
Bocos(1)              Spain             2              FECSA            100%           1993
Castellas(1)          Spain             2              FECSA            100%           1993
Derwent(1)            England          214             SE(3)             33%           1995
Dinorwig(1)           Wales           1,728             Pool            100%           1995
Ffestiniog(1)         Wales            360              Pool            100%           1995
Gelsa(1)              Spain             7              FECSA            100%           1993
Kwinana(1)            Australia        116               WP             100%           1996
La Flecha(1)          Spain             3              FECSA            100%           1993
La Ribera(1)          Spain             4              FECSA            100%           1993
Logrono(1)            Spain             4              FECSA            100%           1993
Loy Yang B(1)         Australia       1,000           Pool(4)           100%        1993, 1996,
                                                                                       1997
Mendavia(1)           Spain             6              FECSA            100%           1993
Menuza(1)             Spain             17             FECSA           91.3%           1992
Monasterio(1)         Spain             2              FECSA            100%           1993
Olvera(1)             Spain             2              FECSA            100%           1992
Quintana(1)           Spain             1              FECSA            100%           1993
Roosecote             England          220           NORWEB(5)           80%           1992
Sardon Bajo(1)        Spain             2              FECSA            100%           1993
Sastago I(1)          Spain             3              FECSA           91.3%           1992
Sastago II(1)         Spain             17             FECSA           91.3%           1992
Sossis(1)             Spain             4              FECSA            100%           1992
Toro(1)               Spain             4              FECSA            100%           1993
Tudela(1)             Spain             1              FECSA            100%           1993

   (1)  Operated by EME.
   (2)  Electric purchaser abbreviations are as follows:

        FECSA     Fuerzas Electricas de Cataluma, S.A.         Pool     Electricity trading market for England,
        NORWEB    North Western Electricity Board                       Wales and Australia
        WP        Western Power                                SE       Southern Electric plc.

   (3) Sells to the pool with a long-term contract with SE.
   (4) Sells to the pool with a long-term contract with the State Electricity Commission of Victoria.
   (5) Sells to the pool with a long-term contract with NORWEB.

OIL AND GAS INVESTMENTS

   In 1988, EME formed a wholly owned subsidiary, Mission Energy Fuel Company, to develop and invest in fuel interests. Since that time, EME has invested in a number of oil and gas properties and a production company. Oil and gas produced from the properties are generally sold at spot or short-term market prices.

Four Star

   As of December 31, 1997, EME owned 46.85% of the stock of Four Star Oil & Gas Company (Four Star), a subsidiary of Texaco Inc. The underlying value of Four Star is attributable to production of oil and gas from nine producing properties. EME's proportionate interest in net quantities of proved reserves at December 31, 1997 totaled 189 billion cubic feet of natural gas and 21.6 million barrels of oil.

   During 1995, EME and/or Four Star entered into a series of transactions which resulted in a net increase in EME's ownership of Four Star by 2.47%. During 1996, EME purchased additional shares of stock of Four Star increasing its ownership by 4.38%. In January 1998, EME purchased additional shares of stock of Four Star for approximately $4 million increasing its ownership by 3.24% to 50.09% and its voting ownership to 48.97%.

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

   During the second quarter of 1997, EME completed a sale of its ownership interest in B.C. Star for approximately $71 million. EME recorded an after-tax gain of approximately $14 million on the sale.


COMPETITION

   EME competes with many other companies, including multinational development groups, equipment suppliers and other IPPs (including affiliates of utilities), in selling electric power and steam, and with electric utilities in obtaining the right to install new generating capacity. Over the past decade, obtaining a power sales contract with a utility has generally become a progressively more difficult, expensive and competitive process. Many power sales contracts are now awarded by competitive bidding, which both increases the costs of obtaining such contracts and decreases the chances of obtaining such contracts. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements for both electric capacity and energy may be less than the prices in prior agreements. EME evaluates each potential project in an effort to determine when the probability of success is high enough to justify expenditures in developing a proposal or bid for the project.

   Amendments to the Public Utility Holding Company Act of 1935 (PUHCA) made by the Energy Policy Act have increased the number of competitors in the domestic independent power industry by reducing certain restrictions applicable to projects that are not QFs under PURPA. "Retail wheeling" of power could also lead to increased competition in the independent power market. See "Certain Regulatory Matters--Retail Competition".

TAX SHARING AGREEMENTS

   EME is included in the consolidated federal income tax and state franchise tax returns of Edison International. EME calculates its current tax benefit receivable on a separate company basis under a tax sharing agreement with The Mission Group, which in turn has a tax sharing agreement with Edison International. The Mission Group receives payment from Edison International for tax benefits and pays Edison International for tax liabilities. The Mission Group similarly pays EME for tax benefits and EME pays The Mission Group for tax liabilities.

EMPLOYEES AND OFFICES

   At February 27, 1998, EME employed 1,172 people, all of whom were full-time employees and approximately 216, 26 and 144 of whom were covered by a collective bargaining agreement in Wales, Spain and Australia, respectively. EME has never experienced a work stoppage, strike or labor dispute. EME believes its relations with its employees to be good.

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

   The exemptions from federal and state regulation afforded to QFs, and the exemptions from PUHCA afforded to EWGs and FUCOs, are important to EME and to its competitors. Under present federal law, EME is not and will not be subject to regulation as a holding company under PUHCA as long as the projects in which it has an interest are QFs, EWGs or FUCOs (or are subject to another exemption from regulation). Of the projects that EME currently owns, operates or has an investment in, 22 projects have been certified as QFs by the FERC, four projects have been certified as EWGs and 15 projects are FUCOs. Most of the U.S. projects currently in the planning or development stage are expected to be QFs and the international projects are expected to be FUCOs. To the extent that any of

EME's projects in the development stage will not be QFs or FUCOs, EME expects to qualify those projects as EWGs. See "PUHCA".

PURPA

   PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal and state regulations that control the development, financial structure and operation of an energy-producing project and the prices and terms on which wholesale energy may be sold by the project. Second, FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utilities sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined by PURPA as the "incremental cost to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at prices lower than the utility's avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term contracts, it has been common for long-term contracts to be negotiated in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions. However, increasing competition and power brokering may result in a trend toward shorter term power contracts that would place greater risk on the project owner.

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

   If one of the projects in which EME has an interest was to lose its status as a QF, the project would no longer be entitled to the QF-related exemptions from regulation under PUHCA and the FPA. This could subject the project to rate regulation as a public utility under the FPA and could result in EME inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. Loss of QF status may also trigger defaults under covenants to maintain QF status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. Such loss of QF status may be on a retroactive or a prospective basis. If a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid due to the loss of QF status, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for achieving QF status or that eliminated or reduced the benefits currently enjoyed by QFs. If a project were to lose its QF status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers (in order to qualify for EWG status) and could become subject to state regulation of sales of thermal energy. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME and its subsidiaries, or claims by the utility customer for refund of payments previously made. Loss of QF status by one project could also, because of PURPA ownership restrictions, adversely affect the QF status of other projects having one or more of the same partners. In addition, pursuant to Section 26(b) of PUHCA, any project contracts that are entered into in violation of PUHCA are subject to possible voidability by the courts should a lawsuit to void the contract be filed.

The Energy Policy Act

   The passage of the Energy Policy Act in 1992 significantly expanded the options available to IPPs with respect to their regulatory status. The Energy Policy Act created a new class of power producer, the EWG, that (like a QF) is not considered an electric utility company under PUHCA. EWGs may own facilities of any size, use any fuel source and may be owned by utilities or non-utilities. Thus, in addition to QF status, an IPP now can also apply to the FERC to be granted status as an EWG. EWGs, however, are not exempt from regulation by the FERC or state public utility commissions. The effect of such amendments is to enhance the development of non-QFs that do not have to meet the fuel, production and ownership requirements of PURPA. EME believes that the amendments benefit EME by expanding its ability to own and operate facilities that do not qualify for QF status, but may also result in increased competition because utilities and other companies (e.g., equipment suppliers) may now develop facilities that are not subject to the constraints of PUHCA. The Energy Policy Act also expanded FERC authority to order utilities to grant transmission access to QFs and EWGs and lifted restrictions on ownership of foreign utilities by U.S. companies. Pursuant to the Energy Policy Act, FUCOs are also considered not to be electric utility companies under PUHCA.

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

Natural Gas Act

   Twenty of the domestic operating facilities that EME owns, operates or has investments in are fueled by natural gas. Pursuant to the Natural Gas Act, the FERC has jurisdiction over the sale, transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by the FERC in April 1992 (and affirmed in Orders 636A and 636B issued, respectively, in August and November 1992), mandated the restructuring of interstate natural gas pipeline sales and transportation services and changed the terms and conditions under which interstate pipelines provide transportation services, as well as the rates pipelines may charge for such services. The restructuring required by the rule included (i) the separation (unbundling) of a pipeline's sales, transportation and storage services, (ii) the implementation of a straight fixed-variable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge, (iii) the implementation of a capacity releasing mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline, and
(iv) the opportunity for pipelines to recover 100% of their prudently incurred costs (transition costs) associated with implementing the restructuring mandated by the rule.

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

STATE ENERGY REGULATION

   State public utility commissions (PUCs) have broad jurisdiction over non-QF independent power projects (including EWGs), which are considered public utilities in many states. Such jurisdiction often includes the issuance of certificates of public convenience and necessity (CPCNs) to construct a facility as well as regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. QFs may also be required to obtain CPCNs in some states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-QF independent power project to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass-through the resulting cost of purchased power to its retail customers. PUCs also have the authority to determine avoided cost for QFs. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state PUCs varies from state to state.

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

   The CPUC has authorized the electric utilities in California to "monitor" compliance by QFs with PURPA rules and regulation. However, the United States Court of Appeals for the Ninth Circuit found in 1994 that a CPUC program was preempted by PURPA insofar as it authorized utilities to determine that a QF was not in compliance with PURPA rules and regulations, to then pay a reduced avoided cost rate and to take other action contrary to a facility's status as a QF. The court did, however, uphold reasonable monitoring of QF operating data. Other states, such as New York, have also instituted QF monitoring programs.

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

RETAIL COMPETITION

   In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of most states are considering, or have considered, whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service (e.g., the delivery of electric power through its local distribution lines) from its transmission and generation service (e.g., the provision of electric power from the utility's generating facilities or wholesale power purchases). A few state commissions and legislatures have already issued orders or passed legislation requiring utilities to begin to offer unbundled retail distribution service (retail wheeling) beginning as soon as 1998. Other states are expected to move toward retail competition by 2000.

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

ENVIRONMENTAL REGULATION

   The construction and operation of power projects are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over the projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations. EME conducted a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1997. However, possible future developments, such as more stringent environmental laws and regulations, could affect the costs and the manner in which EME conducts its business. There can be no assurance that in such event EME would be able to recover such increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

   Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all of the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

   In 1990, Congress passed amendments (the 1990 Amendments) to the Clean Air Act that greatly expand the scope of federal regulations in several significant respects. An EME project is anticipated to make capital expenditures of approximately $11.6 million ($5.8 million is EME's share) from 1998 through 1999 in order to comply with the 1990 Amendments. Provisions related to nonattainment, air toxins, permitting, enforcement and "acid rain" may affect EME's projects; however, final details of all these programs have not been issued by the United States Environmental Protection Agency and state agencies.

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

ITEM 2. PROPERTIES

   EME leases its principal office in Irvine, California. This lease is approximately 92,600 square feet contained on six floors. The term of the lease for approximately 65,500 square feet expires on December 31, 2002 with two five-year options to extend. The term of the lease for the balance of approximately 27,100 square feet expires on December 31, 2002 with no options to extend. EME also leases office space in Fairfax, Virginia and Washington, D.C. which is not material. Subsidiaries of EME also lease office space in Barcelona, Spain; Esenyurt, Turkey; Jakarta, Indonesia; London, England; Manila, Philippines; Melbourne, Australia; Rome, Italy; and Singapore, none of which are material.

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

DESCRIPTION OF PROPERTIES

                                                      INTEREST
PLANT OR PROJECT       LOCATION                       IN LAND       PLANT DESCRIPTION
----------------       --------                       -------       -----------------
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

Loy Yang B             Victoria, Australia            Owned         Coal-fired power facility

Midway-Sunset          Fellows, California            Leased        Natural gas-turbine cogeneration facility

Paiton                 East Java, Indonesia           Leased        Coal-fired power facility under construction

Roosecote              Barrow-in-Furness,Cumbria, UK  Owned         Combined cycle generation technology

Sycamore               Oildale, California            Leased        Natural gas-turbine cogeneration facility

Watson                 Carson, California             Leased        Natural gas-turbine cogeneration facility

ITEM 3. LEGAL PROCEEDINGS

   PMNC Litigation -In February 1997, a civil action was commenced in the
   ---------------
Superior Court of the State of California, Orange County, entitled The Parsons
                                                                   -----------
Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P., Mission
-------------------------------------------------------------------------------
Energy New York, Inc. and B-41 Associates. L.P., Case No. 774980, in which
-----------------------------------------------
plaintiffs assert general monetary claims under the Construction Turnkey Agreement in the amount of $136,800,000. Brooklyn Navy Yard has also filed an
                                          ------------------------------------
action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons
-------------------------------------------------------------------------------
Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc.
-------------------------------------------------------------------------------
and The Parsons Corporation, in the Supreme Court of the State of New York,
---------------------------
Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13,000,000 under the Construction Turnkey Agreement. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

   Dividends of the Common Stock will be paid when declared by the Board of Directors of EME. EME made cash dividend payments to The Mission Group of $197 million and $150 million in 1997 and 1996, respectively. In 1997, a noncash dividend of $78 million was also made to The Mission Group. At present, EME has no plans to pay a dividend on the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

(IN MILLIONS)                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------
                                                             1997       1996         1995         1994          1993
                                                             ----       ----         ----         ----          ----

INCOME STATEMENT DATA
Operating revenues                                         $  975.0    $  843.6    $  467.3     $  380.6      $  290.5
Operating expenses                                            581.1       476.5       264.0        199.9         258.7(a)
                                                           --------    --------    --------     --------      ----------
Income from operations                                        393.9       367.1       203.3        180.7          31.8
Interest expense                                             (223.5)     (164.2)      (93.1)       (89.0)        (33.5)
Interest and other income                                      53.9        40.7        33.1         38.8           4.7
Minority interest                                             (38.8)      (69.5)      (48.3)       (46.1)        (11.4)
                                                           --------    --------    --------     --------      --------
Income (loss) before income taxes                             185.5       174.1        95.0         84.4          (8.4)
Provision (credit) for income taxes                            57.4        82.0        31.0         29.4          (4.2)
                                                           --------    --------    --------     --------      --------
Income (loss) before extraordinary loss and
    cumulative effect of change in
    accounting principle                                      128.1        92.1        64.0         55.0          (4.2)
 Extraordinary loss on early extinguishingment
  of debt, net of income tax benefit                          (13.1)         --          --           --            --
 Cumulative effect on prior periods of
   change in accounting for income taxes                         --          --          --           --           6.5
                                                           --------    --------    --------     --------      --------
Net income                                                 $  115.0    $   92.1    $   64.0     $   55.0      $    2.3
                                                           ========    ========    ========     ========      ========

                                                                                     DECEMBER 31,
(IN MILLIONS)                                              ------------------------------------------------------------
                                                             1997       1996         1995         1994          1993
                                                             ----       ----         ----         ----          ----
BALANCE SHEET DATA
Assets                                                     $4,985.1    $5,152.5    $4,374.0     $2,842.9      $2,286.1
Current liabilities                                           339.8       270.9       199.8        170.9         116.3
Long-term obligations                                       2,532.1     2,419.9     1,839.0      1,159.0         962.6
Shareholder's equity                                          826.6     1,019.9     1,028.5        622.2         551.3

(IN MILLIONS)                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------
                                                             1997       1996         1995         1994          1993
                                                             ----       ----         ----         ----          ----
PROPORTIONATE DATA (UNAUDITED)(C)
Operating revenues                                         $1,502.2    $1,261.8    $  865.4     $  733.0      $  712.8
Operating expenses                                          1,107.1       912.4       650.3        552.5         667.5(a)
                                                           --------    --------    --------     --------      --------
Income from operations                                        395.1       349.4       215.1        180.5          45.3
Interest expense                                             (269.2)     (212.8)     (160.9)      (138.5)        (69.8)
Interest and other income                                      69.2        44.2        42.1         45.7          16.1
                                                           --------    --------    --------     --------      --------
Income (loss) before income taxes                             195.1       180.8        96.3         87.7          (8.4)
Provision (credit) for income taxes                            67.0        88.7        32.3         32.7          (4.2)
                                                           --------    --------    --------     --------      --------
Income (loss) before extraordinary loss and
   cumulative effect of change in
    accounting principle                                      128.1        92.1        64.0         55.0          (4.2)
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit                           (13.1)         --          --           --            --
Cumulative effect on prior periods of
 change in accounting for income taxes                           --          --          --           --           6.5
                                                           --------    --------    --------     --------      --------
Net income                                                 $  115.0    $   92.1    $   64.0     $   55.0      $    2.3
                                                           ========    ========    ========     ========      ========

Operating cash flow(b)                                     $  559.3    $  493.7    $  326.5     $  264.9      $  202.9
                                                           ========    ========    ========     ========      ========

(a) For the year ended December 31, 1993, operating expenses include special charges of $98.4 million. Special charges include (1) costs (unreimbursed development expenses and capitalized interest) associated with the termination of negotiations for the Carbon II project in Mexico of $28.0 million; (2) a reserve of $52.4 million, which reflects the reduced value of investments in five geothermal power plants due to lower gas price forecasts; and (3) a reserve of $18.0 million for project development and other costs.

(b) Income from operations plus depreciation, amortization and other non-cash charges.

(c) Reflects EME's pro rata ownership interest in its energy projects and oil and gas investments. Because significant 50% or less owned investments of EME are not consolidated, EME believes that the discussion set forth below of certain proportionate data facilitates an understanding and assessment of its results of operations. Except for certain industries, proportionate accounting is not in accordance with generally accepted accounting principles.

    Operating revenues increased in 1997 and 1996. The 1997 increase resulted primarily from increases in electric revenues attributable to the start of commercial operation of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996 and higher energy revenues from First Hydro as a result of increased utilization and higher pool prices, partially offset by lower capacity prices in 1997. There were no comparable electric revenues for Loy Yang B Unit 2 for the first nine months of 1996 or Kwinana for the first 11 months of 1996. The 1996 increase in electric revenues over 1995 was primarily due to the acquisition of First Hydro in December 1995, combined with its strong operating performance since acquisition, the start of commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996, both of which were previously under construction, and the increase in ownership of Iberian Hy-Power from 34% to 100% in January 1996. The 1997 increase in fuel expense and plant operations was primarily due to commencement of commercial operations of the Kwinana project in the fourth quarter of 1996 and increased generation and higher prices at First Hydro. The 1997 increase in depreciation and amortization resulted from commencement of commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996. The 1996 increase resulted from having no comparable expenses for First Hydro for the first 11 months of 1995 and no comparable expenses for Iberian Hy-Power, Loy Yang B Unit 2 and Kwinana for fiscal year 1995.

    Interest expense increased in 1997 and 1996, principally as a result of higher project debt levels. Interest and other income increased in 1997 and 1996. The 1997 increase resulted from interest earned on higher cash balances. The 1996 increase is primarily due to a pre-tax gain of $20 million on the sale of EME's interest in four operating geothermal projects.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Annual Report on Form 10-K includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition thereunder and elsewhere herein.

GENERAL
-------

   Edison Mission Energy (EME) is one of the leading global producers of
electricity.   Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's current investments include 53 projects totaling 9,325 megawatts (MW) of generation capacity, of which 7,403 MW are in operation and 1,922 MW are under construction.

   EME's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Electric revenues accounted for 76%, 77% and 64% of total operating revenues during

1997, 1996 and 1995, respectively. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

   Electric revenues are derived from consolidated results of operations of five international entities. Equity in income from energy projects primarily relates to EME's ownership interest of 50% or less in projects. The equity method of accounting is generally used to account for the operating results of entities over which a company has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities.

ACQUISITIONS
------------

   In 1992, a subsidiary of EME (together with other wholly owned affiliates of EME) acquired 51% of the 1,000-MW Loy Yang B Power Station (Loy Yang B) from the State Government of Victoria (State). In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with EME to purchase its share of the plant output. Loy Yang B's principal assets are two 500-MW units fired by brown coal located near Melbourne, Australia.

   Consideration for the State's 49% interest consisted of (1) a cash payment of approximately $64 million (84 million Australian dollars), (2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars).

   In December 1995, an indirect subsidiary of EME purchased all of the outstanding shares of First Hydro Company (First Hydro) for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets are two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW.

   This acquisition was funded through a combination of (i) a $621 million (400 million pounds sterling) credit facility with a bank and (ii) a $455 million (295.3 million pounds sterling) equity investment funded from a combination of a $350 million capital contribution from Edison International (EME's parent company) and from EME's working capital and credit lines. In January 1996, the 400 million pounds sterling credit facility was canceled upon repayment of all outstanding principal and accrued interest with proceeds from the issuance of 400 million pounds sterling of 9% Guaranteed Secured Bonds due on July 31, 2021.

   In January 1996, EME purchased the remaining 66% of Iberian Hy-Power Amsterdam B.V. (Iberian Hy-Power) for approximately $20 million, increasing its ownership to 100%. Iberian Hy-Power owns interests in 18 run-of-the-river hydroelectric facilities in Spain totaling 86 MW.

   Each of the acquisitions has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values, with the excess being allocated to goodwill. The consolidated statement of income for 1995 includes operating results of First Hydro beginning in December 1995 and the consolidated statement of income for 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning on May 9, 1997.

RESULTS OF OPERATIONS
---------------------

Operating Revenues

   Operating revenues increased significantly in 1997 and 1996. The 1997 increase resulted primarily from increases in electric revenues attributable to the start of commercial operation of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996 and higher energy revenues from First Hydro as a result of increased utilization and higher pool prices, partially offset by lower capacity prices in 1997. There were no comparable electric revenues for Loy Yang B Unit 2 for the first nine months of 1996 and Kwinana for the first 11 months of 1996. The 1996 increase in electric revenues over 1995 was primarily due to the acquisition of First Hydro in December 1995 combined with its strong operating performance since acquisition, the start of commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996, both of which were previously under construction, and the increase in ownership of Iberian Hy-Power from 34% to 100% in January 1996.

   Electric revenues in the fourth quarter of 1997 were lower from fourth quarter revenues in 1996 attributable to the Loy Yang B project due to the restructuring of agreements associated with the 49% acquisition of Loy Yang B. This also resulted in partially offsetting the higher electric revenues from the Loy Yang B project in 1997.

   Equity in income from energy projects rose 17% in 1997 over 1996, compared with a 2% increase in 1996 over 1995. The 1997 increase is primarily attributable to higher electric and steam revenue for several cogeneration projects due to higher fuel gas prices upon which revenues are based. Equity in income from oil and gas investments increased substantially in 1997 and 1996, primarily due to higher gas prices in 1997 and higher oil and gas prices and increased gas production in 1996.

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

Operating Expenses

  Total operating expenses increased $104.6 million in 1997 and $212.4 million in 1996. The increases for both periods were principally due to higher fuel expense, plant operations, depreciation and amortization and administrative and general expenses. Fuel and plant operations expense increased $62.8 million in 1997 and $140.4 million in 1996, depreciation and amortization expense increased $12.9 million in 1997 and $44.3 million in 1996 and administrative and general expenses increased $27.6 million in 1997 and $26.6 million in 1996.

  The 1997 increase in fuel expense and plant operations was primarily due to commencement of commercial operations of the Kwinana project in the fourth quarter of 1996 and increased generation and higher prices at First Hydro.

  The 1997 increase in depreciation and amortization resulted from commencement of commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996. Loy Yang B's depreciation expense in 1997 was partially reduced due to an extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years (the projected economic life of the plant). The 1996 increase resulted from having no comparable expenses for First Hydro for the first 11 months of 1995 and no comparable expenses for Iberian Hy-Power, Loy Yang B Unit 2 and Kwinana for fiscal year 1995.

   Both the 1997 and 1996 increase in administrative and general expenses is attributable to an increase of approximately $54 million and $16 million, respectively, in compensation expense as a result of charges related to EME's phantom stock plan which is a part of Edison International Officer's Long-Term Incentive Plan. The higher charges in 1997 were principally due to a substantial appreciation in the value of EME's "phantom stock" over its exercise price. The 1997 increase in compensation expense was partially offset by lower project development costs.

Other Income (Expense)

   Interest and other income increased $6.5 million in 1997 over 1996, compared with a decrease of $9.3 million in 1996 from 1995. The 1997 increase resulted primarily from interest earned on higher cash balances. The 1996 decrease was primarily due to income recognized in August 1995 for reimbursement of certain 1994 development expenses not previously recognized in settlement of EME's remaining investment in Minera Carbonifera Rio Escondido.

   During the second quarter of 1997, EME completed a sale of its ownership interest in B.C. Star Partners (B.C. Star) for total cash proceeds of $71.2 million. EME recorded an after-tax gain of approximately $14 million on the sale in April 1997. Based upon management's forecast of operating profits that may have been realized from this operation, EME expects a minimal impact on its future results of operations.

   During the second quarter of 1996, CalEnergy Company, Inc., EME's partner in four operating geothermal projects in California, purchased all of the stock of four wholly owned subsidiaries of EME, which held interests in these projects. The purchase price of $70 million resulted in an after-tax gain of $15.5 million. There was no impact on EME's future revenues as EME discontinued recognizing earnings from these projects during 1993.

   Interest incurred rose slightly in 1997 over 1996, compared to a $71.3 million increase in 1996 over 1995. The 1996 increase was due primarily to a full year's inclusion of interest on the debt related to the First Hydro acquisition and debt related to Iberian Hy-Power. Capitalized interest decreased $51.9 million in 1997 from 1996, compared to an increase of $3.3 million in 1996 over 1995. The 1997 decrease is due to the completion of construction and resultant commercial operation of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996 at which time the Company discontinued recording capitalized interest related to these projects.

   Dividends on preferred securities increased $3 million in 1996 over 1995.
The increase in 1996 was due to the inclusion of a full year of dividends on the Series B preferred securities issued during the third quarter of 1995.

   Minority interest expense decreased $30.7 million in 1997 from 1996, compared with an increase of $21.2 million in 1996 over 1995. The 1997 decrease resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997. The acquisition also contributed to significantly lower minority interest expense in the fourth quarter of 1997 from 1996. The 1996 increase is due to Loy Yang B Unit 2 commencing commercial operation in October 1996.

Provision for Income Taxes

   EME had an effective tax provision rate of 30.9%, 47.1% and 32.6% in 1997, 1996 and 1995, respectively. The decrease in the 1997 effective tax rate was primarily due to a reduction in corporate income taxes in the United Kingdom (U.K.). The U.K. government decreased the corporate tax rate from 33% to 31%, effective April 1, 1997. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," this reduction in the U.K. income tax rate resulted in an one-time reduction in income tax expense of approximately $20 million to adjust the U.K. deferred income tax liability (primarily related to First Hydro) to the new lower tax rate. The increase in the 1996 effective tax rate was primarily due to higher international earnings taxed at higher tax rates and certain expenditures not deductible in foreign jurisdictions.



Extraordinary Loss

   The early repayment of Loy Yang B's existing debt facilities of $713 million in connection with the acquisition of the remaining 49% interest in May 1997 resulted in an extraordinary loss of $13.1 million (net of income tax benefit of $8.6 million) attributable to the write-off of unamortized debt issue costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Cash provided by operating activities is derived primarily from distributions from energy projects and dividends from investments in oil and gas. For the year ended December 31, 1997, net cash provided by operating activities decreased $35 million over 1996, compared with an increase of $144.6 million in 1996 from 1995. The 1997 decline primarily reflects an increase in working capital requirements principally due to lower accounts receivable collections from First Hydro. The 1996 improvement primarily reflects higher net income, increased dividends from oil and gas investments and improved accounts receivable collections principally attributable to First Hydro.

   Dividends from investments in oil and gas increased $31.1 million in 1996 over 1995. The increase was principally due to increased dividends paid by Four Star Oil & Gas Company as a result of higher earnings in 1996 over 1995.

   Net cash provided by financing activities decreased $123.7 million during 1997 from 1996, compared with a substantial decrease during 1996 from 1995. The 1997 decrease was principally due to a reduction in financing activities and higher cash dividends paid to Edison International. In 1997, the Loy Yang B financing proceeds received in connection with the acquisition of the remaining 49% interest were primarily used to repay Loy Yang B's existing debt facilities. In 1996, EME issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million), the proceeds of which were used to repay the 400 million
pounds sterling credit facility entered into in December 1995.   In addition,
Edison Mission Energy Funding Corp., 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales in December 1996. The 1996 decrease was primarily attributable to (1) a reduction in net borrowings under

EME's $500 million revolving credit facility in 1996, (2) a dividend paid to Edison International of $150 million in 1996 compared with a $350 million capital contribution received from Edison International in 1995 (pursuant to the acquisition of First Hydro) and (3) proceeds of $62.5 million received in 1995 from the issuance of Series B Preferred Securities.

   The Loy Yang B financing in 1997 consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the operating cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

   In December 1996, Edison Mission Energy Funding Corp., 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales. The senior notes and bonds are secured by the pledge of (i) notes issued by four EME subsidiaries that own interests in four California cogeneration projects,
(ii) 99% of the capital stock of Edison Mission Energy Funding Corp. and (iii) a guarantee issued by the four EME subsidiaries. The financing structure was designed to pool and cross-collateralize available cash flow to the four EME subsidiaries from the four projects thus providing for repayment of the senior notes and bonds with available cash flow from the four projects. The obligations of the four EME subsidiaries are non-recourse to EME.

   The $450 million of securities issued by Edison Mission Energy Funding Corp. consist of $260 million of Series A Notes and $190 million of Series B Bonds which mature in September 2003 and September 2008, respectively. The Series A Notes and Series B Bonds bear an interest rate of 6.77% and 7.33%, respectively, and were rated BBB by Standard & Poor's Corporation and Baa1 by Moody's Investors Services, Inc. The principal and interest payments under the notes issued by the four EME subsidiaries are identical in terms to the Series A Notes and Series B Bonds. The net proceeds from the sale of securities were used by EME to repay borrowings under its $500 million revolving credit facility, retire EME's 200 million Australian dollar credit facility, defease other project debt and for other general corporate purposes.

   Net cash used in investing activities decreased $149.2 million in 1997 from 1996, and significantly decreased in 1996 from 1995. The 1997 decline is primarily due to an increase in proceeds received from loan repayments related to Brooklyn Navy Yard and the Carbon II project and fewer loans made to energy projects. The decrease in 1996 was principally due to the purchase of First Hydro for approximately $1 billion in December 1995. Proceeds of $70 million received from the sale of four of EME's operating geothermal facilities in 1996 also contributed to the decline in 1996 and is comparable to the proceeds of $71.2 million received from the sale of EME's ownership interest in B.C. Star in 1997. EME invested $87.7 million, $119.4 million and $192.8 million in 1997, 1996 and 1995, respectively, in new plant and equipment principally related to the Doga project in 1997 and the Loy Yang B Unit 2 and Kwinana projects in 1996 and 1995.

   At December 31, 1997, EME had cash and cash equivalents of $585.9 million and had available $388.6 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. The credit facility provides credit available in the form of cash advances or letters of credit, and bears interest on advances under the London Interbank Offered Rate plus the applicable margin as determined by EME's long-term debt ratings (0.175% margin at December 31, 1997), the Base Rate (substantially similar to what is commonly known as the "prime" rate, which was 8.5% at December 31, 1997), or on a competitive auction basis. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY

PROJECTS       LOCAL CURRENCY             U.S. (DOLLARS IN MILLIONS)
--------       --------------             --------------------------
Paiton (i)                                            136
ISAB (ii)      244 billion Italian Lira               138
Doga (iii)                                             21

(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for 1999.

      Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur requiring acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY

PROJECTS                                  U.S. (DOLLARS IN MILLIONS)
--------                                  --------------------------
Paiton (i)                                            141
Doga (i)                                               19
All Other                                              21

(i) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during the plant construction.

   Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

OTHER COMMITMENTS AND CONTINGENCIES

   Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1997, if payment were required, would be $260 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

   Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project. On December 17, 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, non-recourse financing for the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with the 1997 refinancing, EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

   EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $80 million at December 31, 1997.

   EME and its subsidiaries may incur additional obligations to make equity and other contributions to projects in the future. EME believes that it will have sufficient liquidity on both a short and long-term basis to fund pre-financing project development costs, make equity contributions to partnerships, pay corporate debt obligations and pay other administrative and general expenses as they are incurred from (1) distributions from energy projects and dividends from investments in oil and gas, (2) proceeds from the repayment of loans to energy projects and (3) funds available from EME's revolving credit facility.


CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $20.5 million, $6.2 million and $6.5 million for the years 1997, 1996 and 1995, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

   Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counterparty pays First

Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro's electric revenues were increased by $36.9 million and decreased by $4.5 million for the years ended December 31, 1997 and 1996, respectively, and decreased by $29 million in December 1995, as a result of electricity rate swap agreements.

   Loy Yang B sells its electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. Loy Yang B's electric revenues were increased by $58.6 million for the year ended December 31, 1997 as a result of hedging contract arrangements. The State Hedge and Vesting Contracts were entered into in connection with the 49% acquisition of Loy Yang B in May 1997, and therefore electric revenues were not impacted prior to 1997.

   Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of EME's equity contributions to, and distributions from, its foreign projects. As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can be expected to have a greater impact on EME's results of operations in the future. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. In addition, EME has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner that is consistent with historical or forecasted relationships. Foreign exchange considerations for three major international projects are discussed below.

   The First Hydro project in the U.K. and the Loy Yang B project in Australia have been financed in their local currency (pound sterling and Australian dollar, respectively) thereby hedging the majority of their acquisition costs against foreign exchange fluctuations. Furthermore, EME has evaluated the return on the remaining equity portion of the investments with regard to the likelihood of various foreign exchange scenarios. These analyses use market derived volatilities, statistical correlations between certain variables, and long-term forecasts to predict ranges of expected returns. Based upon these analyses, management believes that the investment returns for First Hydro and Loy Yang B are adequately insulated from a broad range of foreign exchange scenarios at this time. In 1996, EME repaid a 200 million Australian dollar loan that was originally structured to hedge a portion of the foreign exchange risk associated with EME's equity investment in the Loy Yang B project in Australia. The decision to repay the loan was based on management's view that the cost of the hedge was high relative to the current and expected volatility of the Australian dollar.

   Construction on the two-unit Paiton project is approximately 85% completed, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed with substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. A Presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation.

   EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

   The electric power generated by EME's domestic operating projects is generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements.

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

   EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE During 1997, EME completed the financial and informational computer system review with no material costs incurred associated with resolving the issue. The operational review will continue at all EME's power projects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
   Report of Independent Public Accountants.
   Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.
   Consolidated Balance Sheets at December 31, 1997 and 1996.
   Consolidated Statements of Shareholder's Equity for the years ended December
     31, 1997, 1996 and 1995.
   Consolidated Statements of Cash Flows for the years ended December 31, 1997,
     1996 and 1995.
   Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Edison Mission Energy:

   We have audited the accompanying consolidated balance sheets of Edison Mission Energy (a California corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edison Mission Energy and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Orange County, California
March 16, 1998

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                             Years Ended December 31,
                                                      ----------------------------------------
                                                         1997           1996           1995
                                                      ----------     ----------     ----------
OPERATING REVENUES:
   Electric revenues                                   $ 744,675      $ 650,838      $ 297,200
   Equity in income from energy projects                 151,306        128,823        125,880
   Equity in income from oil and gas                      38,079         25,090          9,939
   Operation and maintenance services                     40,931         38,867         34,327
                                                       ---------      ---------      ---------
     Total operating revenues                            974,991        843,618        467,346
                                                       ---------      ---------      ---------

OPERATING EXPENSES:
   Fuel                                                  192,325        137,151         79,162
   Plant operations                                      132,079        124,451         42,078
   Operation and maintenance services                     29,314         28,065         26,845
   Depreciation and amortization                         102,794         89,853         45,589
   Administrative and general                            124,576         96,954         70,354
                                                       ---------      ---------      ---------
     Total operating expenses                            581,088        476,474        264,028
                                                       ---------      ---------      ---------
   Income from operations                                393,903        367,144        203,318
                                                       ---------      ---------      ---------

OTHER INCOME (EXPENSE):
   Interest and other income                              27,306         20,766         30,034
   Gain on sale of assets                                 26,642         19,986          3,144
   Interest expense                                     (210,311)      (151,139)       (83,050)
   Dividends on preferred securities                     (13,167)       (13,100)       (10,095)
   Minority interest                                     (38,858)       (69,547)       (48,343)
                                                       ---------      ---------      ---------
     Total other income (expense)                       (208,388)      (193,034)      (108,310)
                                                       ---------      ---------      ---------

   Income before income taxes                            185,515        174,110         95,008
   Provision for income taxes                             57,363         82,045         31,000
                                                       ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                       $ 128,152      $  92,065      $  64,008
                                                       ---------      ---------      ---------

Extraordinary loss on early extinguishment
of debt, net of income tax benefit                       (13,126)            --             --
                                                       ---------      ---------      ---------

NET INCOME                                             $ 115,026      $  92,065      $  64,008
                                                       =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                             December 31,
                                                      --------------------------
                                                         1997           1996
                                                      ----------     -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  585,883     $  383,634
   Accounts receivable - trade                             76,935         71,046
   Accounts receivable - affiliates                        18,139         10,798
   Prepaid expenses and other                              13,630         13,747
                                                       ----------     ----------
     Total current assets                                 694,587        479,225
                                                       ----------     ----------

INVESTMENTS
   Energy projects                                        852,688        794,646
   Oil and gas                                             67,101        121,237
                                                       ----------     ----------
     Total investments                                    919,789        915,883
                                                       ----------     ----------

PROPERTY, PLANT AND EQUIPMENT                           3,142,551      3,401,006
   Less accumulated depreciation and amortization         201,564        152,458
                                                       ----------     ----------
     Net property, plant and equipment                  2,940,987      3,248,548
                                                       ----------     ----------

OTHER ASSETS
   Long-term receivables                                   25,957         91,567
   Goodwill                                               312,606        334,481
   Deferred financing costs and other                      91,219         82,768
                                                       ----------     ----------
     Total other assets                                   429,782        508,816
                                                       ----------     ----------

TOTAL ASSETS                                           $4,985,145     $5,152,472
                                                       ==========     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  December 31,
                                           -------------------------
                                               1997          1996
                                           ------------   ----------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable - affiliates             $   13,381   $   35,996
   Accounts payable and accrued                 208,411      118,824
    liabilities
   Interest payable                              42,627       35,076
   Current maturities of long-term               75,383       80,994
    obligations                              ----------   ----------
     Total current liabilities                  339,802      270,890
                                             ----------   ----------

LONG-TERM OBLIGATIONS NET OF CURRENT          2,532,121    2,419,890
 MATURITIES                                  ----------   ----------

LONG-TERM DEFERRED LIABILITIES
   Deferred taxes and tax credits               517,391      545,449
   Deferred revenue                             541,176           --
   Other                                         68,951       39,049
                                             ----------   ----------
     Total long-term deferred                 1,127,518      584,498
      liabilities                            ----------   ----------
     Total liabilities                        3,999,441    3,275,278
                                             ----------   ----------

MINORITY INTERESTS                                9,102      707,289
                                             ----------   ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   SECURITY OF PARTNERSHIP HOLDING
   SOLELY PARENT DEBENTURES                     150,000      150,000
                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES
   (Notes 6, 11 and 12)

SHAREHOLDER'S EQUITY
   Common stock, no par value; 10,000
    shares authorized; 100 shares issued
    and outstanding                              64,130       64,130
   Additional paid-in capital                   629,406      629,289
   Retained earnings                            102,620      262,594
   Cumulative translation adjustments            30,446       63,892
                                             ----------   ----------
     Total shareholder's equity                 826,602    1,019,905
                                             ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDER'S          $4,985,145   $5,152,472
 EQUITY                                      ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                             Additional                  Cumulative
                                   Common      Paid-in      Retained    Translation    Shareholder's
                                   Stock       Capital      Earnings    Adjustments        Equity
                                  --------   -----------   ----------   ------------   --------------
BALANCE AT DECEMBER 31, 1994       $64,130     $285,789    $ 256,521       $ 15,807       $  622,247
   Net income                           --           --       64,008             --           64,008
   Cash contributions                   --      350,000           --             --          350,000
   Issuances of stock by a
     subsidiary                         --       (6,500)          --             --           (6,500)
   Translation adjustments              --           --           --         (1,218)          (1,218)
                                   -------     --------    ---------       --------       ----------

BALANCE AT DECEMBER 31, 1995        64,130      629,289      320,529         14,589        1,028,537
   Net income                           --           --       92,065             --           92,065
   Cash dividends                       --           --     (150,000)            --         (150,000)
   Translation adjustments              --           --           --         49,303           49,303
                                   -------     --------    ---------       --------       ----------

BALANCE AT DECEMBER 31, 1996        64,130      629,289      262,594         63,892        1,019,905
   Net income                           --           --      115,026             --          115,026
   Cash dividends                       --           --     (197,000)            --         (197,000)
   Non-cash dividend                    --           --      (78,000)            --          (78,000)
   Non-cash contribution                --          117           --             --              117
   Translation adjustments              --           --           --        (33,446)         (33,446)
                                   -------     --------    ---------       --------       ----------
BALANCE AT DECEMBER 31, 1997       $64,130     $629,406    $ 102,620       $ 30,446       $  826,602
                                   =======     ========    =========       ========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Years Ended December 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  115,026    $  92,065    $    64,008
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Equity in income from energy projects                 (151,306)    (128,823)      (125,880)
     Equity in income from oil and gas                      (38,079)     (25,090)        (9,939)
     Distributions from energy projects                     133,643      125,717        158,226
     Dividends from oil and gas                              47,849       50,576         19,500
     Depreciation and amortization                          102,794       89,853         45,589
     Deferred taxes and tax credits                          (7,994)       3,378         (4,559)
     Gain on sale of assets                                 (26,642)     (19,986)        (3,144)
     Extraordinary loss on early extinguishment
       of debt, net of tax                                   13,126           --             --
   Decrease (increase) in accounts receivable               (20,259)      31,356         (9,662)
   Decrease in prepaid expenses and other                     1,752        4,193            190
   Increase in interest payable                               7,857       18,635          3,293
   Increase (decrease) in accounts                           66,031       10,869        (10,692)
    payable and accrued liabilities
   Other, net                                                15,679       41,723         22,920
                                                         ----------    ---------    -----------
     Net cash provided by operating activities              259,477      294,466        149,850
                                                         ----------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing on long-term obligations                     1,140,588      188,482        770,320
   Payments on long-term obligations                       (882,446)    (871,734)       (67,643)
   Issuance of Guaranteed Secured Bonds                          --      603,840             --
   Issuance of debt securities                                   --      414,275             --
   Issuance of preferred securities                              --           --         62,500
   Cash dividends to parent                                (197,000)    (150,000)            --
   Capital contribution from parent                              --           --        350,000
                                                         ----------    ---------    -----------
     Net cash provided by financing                          61,142      184,863      1,115,177
      activities                                         ----------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in energy projects                           (62,034)     (78,575)       (98,403)
   Loans to energy projects                                 (63,406)    (106,443)      (243,894)
   Payments of common stock of acquired companies           (63,983)     (34,640)    (1,042,591)
   Capital expenditures                                     (87,706)    (119,407)      (192,808)
   Proceeds from loan repayments                            160,797       32,067        375,330
   Proceeds from sale of assets                              71,166       70,000         12,457
   Other, net                                               (51,965)      (9,321)        (1,358)
                                                         ----------    ---------    -----------
     Net cash used in investing                             (97,131)    (246,319)    (1,191,267)
      activities                                         ----------    ---------    -----------

Effect of exchange rate changes on cash                     (21,239)      13,084           (365)
                                                         ----------    ---------    -----------
Net increase in cash and cash equivalents                   202,249      246,094         73,395
Cash and cash equivalents at beginning
 of period                                                  383,634      137,540         64,145
                                                         ----------    ---------    -----------
Cash and cash equivalents at end of period               $  585,883    $ 383,634    $   137,540
                                                         ==========    =========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


NOTE 1.  ORGANIZATION
---------------------

   Edison Mission Energy (EME) is a wholly owned subsidiary of The Mission Group
(TMG), a wholly owned, non-utility subsidiary of Edison International, the parent holding company of Southern California Edison Company (Edison). Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Consolidations

   The consolidated financial statements include EME and its majority owned subsidiaries, partnerships and a special purpose corporation. All significant intercompany transactions have been eliminated. Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

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

Investments

   Cash equivalents include time deposits and other investments totaling $218.9 million at December 31, 1997, with maturities of three months or less. All investments are classified as available-for-sale.

   Investments in energy projects and oil and gas that are 50% or less owned are accounted for by the equity method. The majority of energy projects and all investments in oil and gas are accounted for under the equity method at December 31, 1997.

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

Useful lives for property, plant and equipment are as follows:

      Furniture and office equipment    3 - 10 years
      Building, plant and equipment    25 - 50 years
      Civil works                      50 - 80 years
      Capitalized leased equipment     10 - 30 years
      Leasehold improvements           Life of lease

Goodwill

   Goodwill represents the cost incurred in connection with the purchase of First Hydro Company (First Hydro) in excess of the fair value of the net assets acquired in December 1995. This amount is being amortized over 40 years on a straight-line basis. Accumulated amortization was $17.2 million and $9.3 million at December 31, 1997 and 1996, respectively.

Impairment of Investments and Long-Lived Assets

   EME periodically evaluates the potential impairment of its investments in projects and other long-lived assets (including goodwill) based on a review of estimated future cash flows expected to be generated. If the carrying amount of the investment or asset exceeds the amount of the expected future cash flows, an impairment loss is recognized accordingly. Effective January 1, 1996, EME adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires, among other things, that an impairment loss shall only be recognized when the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) and that, when appropriate, the amount of loss to be recognized shall be measured as the amount by which the carrying value exceeds the fair value of the asset. The adoption of this statement did not have a material adverse effect on the consolidated financial position or results of operations of EME.

Capitalized Interest

   Interest incurred on funds borrowed by EME to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in investment in energy projects and property, plant and equipment.

   Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

                                             Years Ended December 31,
                                             ------------------------
                                             1997      1996      1995
                                            ------    ------    ------
Interest incurred                           $222.8    $215.5    $144.2
Interest capitalized                         (12.5)    (64.4)    (61.1)
                                            ------    ------    ------
                                            $210.3    $151.1    $ 83.1
                                            ======    ======    ======

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

   EME accounts for income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates. Investment and energy tax credits are deferred and amortized over the term of the power-purchase agreement of the respective project. Income tax accounting policies are discussed further in
Note 8.

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

Deferred Financing Costs

   Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization amounted to $1.7 million in 1997 and $6.9 million in 1996.

Deferred Revenue

   Certain revenues on power sales contracts are deferred and amortized to income utilizing the unit-of-production method over the term of the contracts.

Financial Instruments

   EME enters into interest rate swap, cap and collar agreements to manage its interest rate exposure. The related net interest rate differentials to be paid or received are recorded as adjustments to interest expense. In addition, EME enters into electricity rate swap agreements to manage its exposure to the U.K. and Australia market (pool) price volatilities. The related price differentials to be paid or received are currently recorded as adjustments to electric revenues or fuel expenses.

Translation of Foreign Financial Statements

   Assets and liabilities of most foreign operations are translated at end of period rates of exchange and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from foreign currency transactions are normally included in other income in the consolidated statements of income. Foreign currency transaction gains and (losses) amounted to $(2.9) million, $0.6 million and $(0.4) million, for 1997, 1996 and 1995, respectively. Gains or losses from translation of foreign currency financial statements are included in shareholder's equity.

Stock-based Compensation

   EME measures compensation expense relative to stock-based compensation by the intrinsic-value method.

NOTE 3.  ACQUISITIONS
---------------------

   In 1992, a subsidiary of EME (together with other wholly owned affiliates of EME) acquired 51% of the 1,000-MW Loy Yang B Power Station (Loy Yang B) from the State Government of Victoria (State). In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with EME to purchase its share of the plant output. Loy Yang B's principal assets are two 500-MW units fired by brown coal located near Melbourne, Australia.

   Consideration for the State's 49% interest consisted of (1) a cash payment of approximately $64 million (84 million Australian dollars), (2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars).

   In December 1995, an indirect subsidiary of EME purchased all of the outstanding shares of First Hydro for approximately $1 billion (653 million pounds sterling). First Hydro's principal assets are two pumped-storage electric power stations located in North Wales at Dinorwig and Ffestiniog, which have a combined capacity of 2,088 MW.

   This acquisition was funded through a combination of (i) a $621 million (400 million pounds sterling) credit facility with a bank (see Note 6) and (ii) a $455 million (295.3 million pounds sterling) equity investment funded from a combination of a $350 million capital contribution from Edison International and from EME's working capital and credit lines.

   Each of the acquisitions has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values with the excess being allocated to goodwill. The excess of the purchase price over the carrying value of the net assets acquired relating to the Loy Yang B acquisition was allocated to property, plant and equipment. The consolidated statement of income for 1995 includes operating results of First Hydro beginning in December 1995 and the consolidated statement of income for 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning on May 9, 1997.

   The following unaudited pro forma data summarizes the consolidated results of operations for the periods indicated as if the acquisition of First Hydro had occurred at the beginning of 1995 and the acquisition of the 49% interest in Loy Yang B had occurred at the beginning of 1996 and 1997. The pro forma data gives effect to certain adjustments including electric revenues, fuel expense, depreciation and amortization, interest expense and related income tax adjustments. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997, 1996 or 1995, or of the results which may occur in the future.

                                                    (Unaudited)
                                              Years Ended December 31,
                                              ------------------------

                                          1997           1996           1995
                                          ----           ----           ----
Operating revenues                      $939.9         $731.2         $690.4
Income before extraordinary loss         143.9           88.4           80.8
Net income                               130.8           88.4           80.8

   The table below summarizes additional stock acquisitions by EME or its wholly owned subsidiaries during 1997, 1996 and 1995.

                                                                                            Percentage    Purchase
Date                  Acquired By                      Acquisition                            Acquired      Price
----                  -----------                      -----------                          ----------    --------
Energy Projects
January 31, 1996      MEC Indonesia B.V.               P.T. Paiton Energy Company                7.5%      $10.2
January 23, 1996      MEC International B.V.           Iberian Hy-Power Amsterdam B.V.          66.0%       19.5
August 8, 1995        MEC Indo Coal B.V.               P.T. Adaro Indonesia                     10.0%       19.0

Oil and Gas
August 1, 1996        Edison Mission Energy Oil        Four Star Oil & Gas Company               4.4%        4.9
                       & Gas (EMEO&G)                  (Four Star)
January 1, 1995       EMEO&G                           Four Star                                 6.0%        8.8

NOTE 4.  INVESTMENTS
--------------------

Investments in Energy Projects

   Investments in energy projects, generally 50% or less owned partnerships and corporations, accounted for by the equity method are as follows:

                                              December 31,
                                              ------------
                                              1997     1996
                                              ----     ----
Domestic energy projects:
   Equity investment                         $411.5   $419.6
   Notes receivable                           145.3    202.6
                                             ------   ------
     Subtotal                                 556.8    622.2

International energy projects:
   Equity investment and advances             295.9    172.4
                                             ------   ------
     Total                                   $852.7   $794.6
                                             ======   ======

   EME's subsidiaries have provided loans or advances related to certain projects. One loan totaled $96.2 million and bears interest at a 10% rate. Another loan amounting to $26.3 million, comprising promissory notes bearing interest at 5% payable semiannually, is due in April 2008. Loans to three other domestic projects amounted to $22.8 million at December 31, 1997, and bear interest at variable rates (8.5% to 12.5%).

   The following table presents summarized financial information of the investments in energy projects accounted for by the equity method:

                                        Years Ended December 31,
                                    -------------------------------
                                     1997        1996        1995
                                   --------    --------    --------
Revenue                            $1,593.4    $1,383.3    $1,128.9
Expenses                            1,294.7     1,083.1       862.4
                                   --------    --------    --------
   Net income                      $  298.7    $  300.2    $  266.5
                                   ========    ========    ========
                                                      December 31,
                                                  -------------------
                                                    1997       1996
                                                  --------   --------
Current assets                                    $  507.7   $  480.0
Noncurrent assets                                  4,523.7    3,653.9
                                                  --------   --------
   Total assets                                   $5,031.4   $4,133.9
                                                  ========   ========

Current liabilities                               $  750.9   $  614.0
Noncurrent liabilities                             2,986.2    2,341.7
Equity                                             1,294.3    1,178.2
                                                  --------   --------
   Total liabilities and equity                   $5,031.4   $4,133.9
                                                  ========   ========

   The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

   The following table presents, as of December 31, 1997, the energy projects accounted for by the equity method that represent at least five percent (5%) of EME's income before tax or in which EME has an investment balance greater than $50 million.


Energy Project            Location                Investment   Operating Status
--------------            --------                ----------   ----------------
Paiton                    East Java, Indonesia      $230.1     Coal-fired facility under construction
Watson                    Carson, CA                 121.4     Operating cogeneration facility
Brooklyn Navy Yard        Brooklyn, NY                98.5     Operating cogeneration facility
Sycamore                  Bakersfield, CA             69.2     Operating cogeneration facility
Kern River                Bakersfield, CA             51.3     Operating cogeneration facility
Midway-Sunset             Fellows, CA                 40.8     Operating cogeneration facility

Investments in Oil and Gas

   At December 31, 1997, EME had one 46.85% owned and one 50% owned investments in oil and gas. These investments are accounted for utilizing the equity method. The difference between the carrying value of one oil and gas investment and the underlying equity in the net assets amounted to $42.9 million at December 31, 1997. The difference is being amortized on a unit of production basis over the life of the reserves. The following table presents summarized financial information of the investments in oil and gas:

                                                                 Years Ended December 31,
                                                             --------------------------------
                                                              1997            1996      1995
                                                              ----            ----      ----
Operating revenues                                           $304.7          $313.7    $230.5
Operating expenses                                            197.4           222.3     187.5
                                                             ------          ------    ------
Operating income                                              107.3            91.4      43.0
Provision for income taxes                                     18.5            17.2       2.9
                                                             ------          ------    ------
Net income (before non-operating items)                        88.8            74.2      40.1
Non-operating expense, net                                    (12.8)          (12.0)    (12.5)
                                                             ------          ------    ------
   Net income                                                $ 76.0          $ 62.2    $ 27.6
                                                             ======          ======    ======

                                                                               December 31,
                                                                               ------------
                                                                              1997      1996
                                                                             ------    ------
Current assets                                                               $ 94.3    $109.1
Noncurrent assets                                                             417.6     526.8
                                                                             ------    ------
   Total assets                                                              $511.9    $635.9
                                                                             ======    ======

Current liabilities                                                          $ 49.5    $ 46.2
Noncurrent liabilities                                                        309.4     336.2
Deferred income taxes and other liabilities                                    64.5      59.0
Equity                                                                         88.5     194.5
                                                                             ------    ------
   Total liabilities and equity                                              $511.9    $635.9
                                                                             ======    ======

   The undistributed earnings of investments accounted for by the equity method were $150.1 million in 1997 and $138.9 million in 1996.


Long-Term Receivables

   Long-term receivables include notes receivable from EME's former partner in the Carbon II power plant. In December 1997, EME's former partner made a prepayment of $65 million reducing notes receivable to $21.2 million at December 31, 1997. These notes are secured by a surety bond. Interest on these notes is payable quarterly at LIBOR plus 2% (7.8% at December 31, 1997), with the remaining principal due in November 1999.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

   Property, plant and equipment consist of the following:

                                                   December 31,
                                               --------------------
                                                 1997        1996
                                               --------    --------

Buildings, plant and equipment                 $1,857.8    $2,198.9
Civil works                                     1,002.2       996.0
Construction in progress                           83.8         0.6
Capitalized leased equipment                      198.8       205.5
                                               --------    --------
                                                3,142.6     3,401.0
Less accumulated depreciation and
 amortization                                     201.6       152.5
                                               --------    --------
                                               $2,941.0    $3,248.5
                                               ========    ========

NOTE 6.  FINANCIAL INSTRUMENTS
------------------------------

Long-Term Obligations

   Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders rely on specific project assets to repay such obligations. Long-term obligations consist of the following:

                                                  December 31,
                                           -------------------------
                                               1997          1996
                                           -------------   ---------
EME (parent only):
   Senior Notes, net:
     due 1999 (7.75%)                          $   99.8    $   99.7
     due 2002 (8.125%)                             99.3        99.1

Edison Mission Energy Funding Corp.:
   Series A Notes, net
     due 1997-2003 (6.77%)                        231.5       258.4

   Series B Bonds, net
     due 2004-2008 (7.33%)                        188.7       188.7

First Hydro Finance Plc (First Hydro
 Finance):
   400 million pounds sterling
    Guaranteed Secured Bonds
      due 2021 (9%)                               657.1       684.9

Iberian Hy-Power project:
   Project credit facilities
     due 2003 (MIBOR + 1.5 to 2%)
     (7.836% to 8.336% at 12/31/96)                  --        85.7


   Term Loan
     due 2012 (MIBOR + 0.75%)
     (5.594% at 12/31/97)                                      78.1                   --

   Project Credit Facility
     due 2003 (9.408%)                                         26.5                   --

Loy Yang B project:
   Latrobe Project Facilities Agreement
     due 2008 (BER + 1.75 to 1.95%)
     (7.737% to 7.937% at 12/31/96)                              --                744.6

   Energy Capital Partnership Credit Agreement
     due 2012-2017 (BBR + 0.3 to 1.0%)
     (5.398% to 6.098% at 12/31/97)                           823.6                   --

Roosecote project:
   Capital lease obligation (see Note 12)                      68.2                 90.3

   Term Loan and Guarantee Facility
     due 2005 (sterling LIBOR + 0.6%)
     (8.288% at 12/31/97)                                      83.1                 58.0

Kwinana project:
   Kwinana Bank Debt
     due 2012 (BER + 1.2%)
     (6.265% at 12/31/97)                                      67.2                104.2

Doga project:
   Doga Bank Debt
     due 2010 (LIBOR + 3.08%)
     (8.889% at 12/31/97)                                      59.3                   --

Other long-term obligations                                   125.1                 87.3
                                                           --------             --------
Subtotal                                                    2,607.5              2,500.9
Current maturities of long-term                               (75.4)               (81.0)
 obligations                                               --------             --------
   Total                                                   $2,532.1             $2,419.9
                                                           ========             ========

   At December 31, 1997, EME had available $388.6 million of borrowing capacity and approximately $111.4 million in letters of credit issued under a $500 million revolving credit facility that expires in 2001.

   On December 20, 1996, Edison Mission Energy Funding Corp., 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales. The senior notes and bonds are secured by the pledge of (i) notes issued by four EME subsidiaries that own interests in four California cogeneration projects,
(ii) 99% of the capital
stock of Edison Mission Energy Funding Corp. and (iii) a guarantee issued by the four EME subsidiaries. The financing structure was designed to pool and cross-collateralize available cash flow to the four EME subsidiaries from the four projects thus providing for repayment of the senior notes and bonds with available cash flow from the four projects. The obligations of the four EME subsidiaries are non-recourse to EME.

   The $450 million of securities issued by Edison Mission Energy Funding Corp. consist of $260 million of Series A Notes and $190 million of Series B Bonds which mature in September 2003 and September 2008, respectively. The Series A Notes and Series B Bonds bear an interest rate of 6.77% and 7.33%, respectively. The principal and interest payments under the notes issued by the four EME subsidiaries are identical in terms to the Series A Notes and Series B Bonds. The net proceeds from the sale of securities were used by EME to repay borrowings under its $500 million revolving credit facility, retire EME's 200 million Australian dollar credit facility, defease other project debt and for other general corporate purposes.

   In January 1996, First Hydro Finance issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (Bonds) at par due on July 31, 2021. First Hydro Finance will commence funding a redemption reserve for principal repayment beginning in 2017 with interest payments due on a semi-annual basis beginning July 1996. The Bonds are secured by the two pumped-storage electric power stations located in North Wales. The net proceeds of $604 million (396 million pounds sterling) received, along with other funds held by First Hydro Finance, were used to repay the borrowings under the 400 million pounds sterling credit facility entered into by First Hydro Finance in December 1995 in connection with the First Hydro acquisition. EME has two letters of credit under its corporate credit facility in the amount of $29.6 million (18 million pounds sterling) to meet a requirement for six months of interest in a bond interest reserve account and $19.7 million (12 million pounds sterling) revenue support letter of credit due to expire in 1998.

   In May 1997, EME closed financing of $964 million (1.265 billion Australian dollars) in connection with the acquisition of the remaining 49% interest, the proceeds received were used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) with the balance used to finance the Loy Yang B 49% acquisition and to return funds to various affiliates of EME. The financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the operating cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets. The early repayment of Loy Yang B's existing debt facilities of $713 million resulted in an extraordinary loss of $13.1 million (net of income tax benefit of $8.6 million) attributable to the write-off of unamortized debt issue costs.

   Annual maturities on long-term debt at December 31, 1997, for the next five years, excluding capital leases (see Note 12) are summarized as follows: 1998 - $54.9 million; 1999 - $183.2 million; 2000 - $82.2 million; 2001 - $81.3 million; 2002 - $189.7 million.

   Certain cash balances are restricted from being used primarily to pay or dividend to EME amounts required for debt payments, letter of credit expenses and permitted project costs. The total restricted cash was $59.5 million at December 31, 1997 and $17.8 million at December 31, 1996.

   Debt service reserves classified in Other Assets (including reserves for interest on annual lease payments) were $44.7 million at December 31, 1997 and $13.2 million at December 31, 1996.

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

Other Financial Instruments

   Projects in the U.K. and a project in Australia sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and in the U.K. can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counterparty pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. The Roosecote project has avoided the pool price volatility by entering into a long-term power sales contract that provides for contract pricing.

   Loy Yang B has entered into a number of financial hedges to mitigate exposure to price volatility of the electricity traded into the pool. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

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

   EME had the following derivative financial instruments at December 31, 1997 and 1996, except where noted:



Category                  Contract Amount/Terms          Purpose
--------                  ---------------------          -------

INTEREST RATE SWAPS
EME (parent only):          $200 million            Convert fixed-rate
                            expiring in 1999        debt of 7.75% and
                            ($100 million) and      8.125% to a floating
                            2002 ($100 million)     rate, such floating
                                                    rate capped at 9.0%

                            $45 million             Convert fixed-rate
                            expiring in 1999,       debt of 9.875% to a
                            corresponding           floating rate
                            preferred
                            securities due 2024


Iberian Hy-Power project:   10.9 billion            Change floating-rate
                            Spanish pesetas         debt to fixed rates
                            (12/31/96) (U.S.        ranging from 8.4% to
                            $84 million)            11.38%
                            expired in November
                            1997

Roosecote project:          45 million pounds       Change floating-rate
                            sterling (12/31/96)     debt to a fixed rate
                            (U.S. $77 million)      of 12.4%
                            expired in July 1997

Kwinana project:            40.8 million            Change floating-rate
                            Australian dollars      debt to a fixed rate
                            (12/31/97) (U.S.        of 10.98%
                            $27 million); 41.9
                            million Australian
                            dollars (12/31/96)
                            (U.S. $33 million);
                            expiring in 2007

Loy Yang B project:         1.2 billion             Change floating-rate
                            Australian dollars      debt to fixed rates
                            (U.S. $781 million)     ranging from 7.51% to
                            expiring 2002-2007      7.93%

INTEREST RATE COLLAR
Iberian Hy-Power project:   11.7 billion            Change interest rate
                            Spanish pesetas         exposure to float
                            (U.S. $77 million)      within range from 4.5%
                            expiring in 1999        minimum to 7.5% maximum

ELECTRICITY RATE SWAPS
First Hydro project:        Approximately 1,685     Change the variable
                            MW related to           market electricity
                            winter months           sales rates to fixed
                            (October through        rates
                            March) and 759 MW
                            related to summer
                            months (April
                            through September)
                            of electrical
                            generation under
                            selling pricing
                            contracts
                            (12/31/97); 1,735
                            MW related to
                            winter months and
                            1,185 MW related to
                            summer months
                            (12/31/96) expiring
                            at various dates
                            through 2000


                                Approximately 410       Change the variable
                                MW related to           market electricity
                                winter months and       rates to fixed rates
                                200 MW related to
                                summer months of
                                electricity under
                                purchasing pricing
                                contracts
                                (12/31/97); 416 MW
                                related to both
                                winter and summer
                                months (12/31/96)
                                expiring at various
                                dates through 1999

Loy Yang B project:             Approximately 920       Change the variable
                                MW of electrical        market electricity
                                generation under        sales rates to fixed
                                selling pricing         rates
                                contracts
                                (12/31/97) expiring
                                at various dates
                                through 2016

Fair values of financial instruments were:


                                                   December 31,
                                  --------------------------------------------
                                         1997                     1996
                                  ------------------      --------------------
                                  Carrying     Fair       Carrying       Fair
Instruments:                       Amount     Value        Amount       Value
                                   ------     -----        ------       -----
Long-term receivables            $   26.0   $   27.6      $   91.6     $   99.9

Electricity rate swap
 agreements                            --       77.1            --         26.8

Long-term obligations             2,532.1    2,715.6       2,419.9      2,434.4

Interest rate swap/collar
 agreements                            --      (68.1)           --        (17.6)

   The fair values for long-term receivables, interest rate swap agreements, the interest rate collar agreement and long-term obligations are based primarily on quoted market prices. The carrying amounts reported for cash equivalents approximate fair value due to their short maturities.

   The fair value of the electricity rate swap agreements entered into by First Hydro and Loy Yang B has been estimated by discounting the future cash flows on the difference between the average aggregate contract price per MW and a forecasted market price per MW, multiplied by the amount of MW sales remaining under contract.

   In addition, Iberian Hy-Power has entered into a forward-starting interest rate swap in order to fix the interest rate on a portion of the long-term debt outstanding. The swap period commences on December 15, 1999 and matures on December 15, 2007. The notional amount of the swap is based on an amortizing loan profile. The notional amount at December 15, 1999 is 10.8 billion Spanish pesetas (U.S. $71 million). As of December 31, 1997, the fair value of this swap was a negative one million dollars which has been reflected in the table above.

Credit Risk

   EME's financial instruments and power sales contracts involve elements of credit risk. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The counterparties to financial instruments and contracts consist of a number of major financial institutions and domestic and foreign utilities. EME attempts to mitigate this risk by entering into contracts with counterparties that have a strong capacity to meet their contractual obligations and by monitoring the credit quality of these financial institutions and utilities. In addition, EME enters into contracts whereby the structure of the contracts minimizes its credit exposure. Accordingly, EME does not anticipate any material impact to its financial position or results of operations as a result of counterparty nonperformance.

   The electric power generated by EME's domestic operating projects that are generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30 year) power sales contracts (see Note 13) are expected to result in consistent cash flows under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements. In addition, EME has plants located in different geographic areas in order to mitigate the effects of regional markets, economic downturns or unusual weather conditions.


NOTE 7.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITY OF PARTNERSHIP
-------------------------------------------------------------------------
HOLDING SOLELY PARENT DEBENTURES
--------------------------------

   During November 1994, Mission Capital, L.P., a limited partnership in which EME is the sole general partner and a wholly owned subsidiary of EME is the limited partner, issued 3.5 million of 9-7/8% Cumulative Monthly Income Preferred Securities, Series A, at a price of $25 per security. These securities are redeemable at the option of Mission Capital, L.P., in whole or in part, beginning November 1999 with mandatory redemption in 2024 at a redemption price of $25 per security plus accrued and unpaid distributions.

   During August 1995, Mission Capital, L.P., issued 2.5 million of 8-1/2% Cumulative Monthly Income Preferred Securities, Series B, at a price of $25 per security. These securities are redeemable at the option of Mission Capital, L.P., in whole or in part, beginning August 2000 with mandatory redemption in 2025 at a redemption price of $25 per security plus accrued and unpaid distributions.


NOTE 8.  INCOME TAXES
---------------------

Current and Deferred Taxes

   Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:


                                                                               December 31,
                                                                            -----------------
                                                                              1997      1996
                                                                            -------    ------
Deferred tax assets:
   Reserves and other items not currently deductible                         $ 92.0    $ 64.5
   Loss carryforwards                                                           8.9     129.9
   Deferred income                                                            191.6        --
   Dividends in excess of equity earnings                                      22.4      22.6
   Other                                                                       17.1      10.0
                                                                             ------    ------
     Total                                                                    332.0     227.0
                                                                             ------    ------
Deferred tax liabilities:
   Basis differences                                                          820.0     741.3
   Tax credits, net                                                            29.0      30.7
   Other                                                                        0.4       0.4
                                                                             ------    ------
     Total                                                                    849.4     772.4
                                                                             ------    ------
Deferred taxes and tax credits, net                                          $517.4    $545.4
                                                                             ======    ======

    Loss carryforwards, primarily Australian, total $45 million at December 31, 1997, with no expiration date.

    The components of income before income taxes are as follows:

                                                               Years Ended December 31,
                                                             ---------------------------
                                                              1997       1996      1995
                                                             ------     ------    ------
U.S.                                                         $ 39.0     $ 40.6    $ 50.6
Foreign                                                       146.5      133.5      44.4
                                                             ------     ------    ------
   Total                                                     $185.5     $174.1    $ 95.0
                                                             ======     ======    ======


The provision for income taxes is comprised of the following:

                                                                Years Ended December 31,
                                                             --------------------------------
                                                              1997         1996         1995
                                                             ------       ------       ------
Current
   Federal                                                   $ (2.4)      $ 33.1       $ 23.9
   State                                                      (10.2)         6.7          4.5
   Foreign                                                     78.3         38.8          7.2
                                                             ------       ------       ------
     Total current                                             65.7         78.6         35.6
                                                             ------       ------       ------
Deferred
   Federal                                                     14.3        (17.9)       (13.0)
   State                                                        9.0          0.4         (2.4)
   Foreign                                                    (31.6)        20.9         10.8
                                                             ------       ------       ------
     Total deferred                                            (8.3)         3.4         (4.6)
                                                             ------       ------       ------
Provision for income taxes                                   $ 57.4       $ 82.0       $ 31.0
                                                             ======       ======       ======

   The components of the deferred tax provision (credit), which arise from tax credits and timing differences between financial and tax reporting, are presented below:

                                                             Years Ended December 31,
                                                            ---------------------------
                                                              1997      1996      1995
                                                            --------   -------   -------
Basis differences                                           $ 102.6    $ 55.3    $ 47.1
Loss carryforwards                                            121.0     (41.2)    (23.4)
Deferred income                                              (197.9)       --        --
State tax deduction                                            (0.2)     (2.9)      2.1
Reserves and other items not currently deductible             (27.6)      8.7     (24.1)
Elimination of book income                                     (7.0)    (10.0)     (6.8)
Dividends in excess of equity earnings                          0.2      (9.2)     (0.5)
Other                                                           0.6       2.7       1.0
                                                            -------    ------    ------
   Total deferred provision (credit)                        $  (8.3)   $  3.4    $ (4.6)
                                                            =======    ======    ======

Variations from the 35% federal statutory rate are as follows:

                                                             Years Ended December 31,
                                                            ---------------------------
                                                              1997      1996      1995
                                                            --------   -------   -------
Expected provision for federal income taxes                 $  64.9    $ 60.9    $ 33.2
Increase (decrease) in the provision for taxes
  resulting from:
   State tax - net of federal deduction                        (0.8)      4.4       1.4
   Dividends received deduction                                (8.2)     (7.9)     (4.0)
   Amortization of tax credits                                 (1.7)     (8.6)     (1.6)
   Production tax credits                                        --        --      (1.0)
   Taxes on foreign operations at                               2.0      17.3       2.5
    different rates
   Book and tax basis differences                               3.5      15.4        --
   Other                                                       (2.3)      0.5       0.5
                                                            -------    ------    ------
   Total provision for income taxes                         $  57.4    $ 82.0    $ 31.0
                                                            =======    ======    ======
Effective tax rate                                             30.9%     47.1%     32.6%
                                                            =======    ======    ======

NOTE 9.  EMPLOYEE BENEFIT PLANS
-------  ----------------------

   U.S. employees of EME are eligible for various benefit plans of Edison International. Certain EME Australian, U.K. and Spanish subsidiaries also participate in their own respective defined benefit pension plans.

Pension Plans

   The noncontributory, defined benefit pension plans, administered by trustees, cover employees who fulfill minimum service requirements. Benefits are based on years of credited service and average base salary. Annual contributions meet the minimum legal funding requirements and do not exceed the maximum deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 and 15 years for the U.S. plan and Australian plan, respectively. There are no prior service costs included in the U.K. and Spanish plans. Plan assets are primarily U.S., U.K. and Australian common stock, corporate and government bonds and short-term investments.

   In 1996, EME recorded special termination benefits in connection with its special voluntary early retirement program. The special termination benefit was paid directly from the employer's assets and plan assets.

Funded status of pension plans:

                                                                             December 31,
                                                        -------------------------------------------------------
                                                          1997         1996             1997             1996
                                                        --------     -------          --------         --------
                                                              U.S. Plan                    Non U.S. Plans
                                                        --------------------          -------------------------
Actuarial present value of benefit obligations:
Vested benefits                                          $10.3        $ 7.4             $26.8             $23.3
Nonvested benefits                                         3.5          1.7               1.1               0.8
                                                         -----        -----             -----             -----
Accumulated benefit obligation                            13.8          9.1              27.9              24.1
Value of projected future compensation levels              6.7          5.6               2.2               2.0
                                                         -----        -----             -----             -----
Projected benefit obligation                             $20.5        $14.7             $30.1             $26.1
                                                         =====        =====             =====             =====

Fair value of plan assets                                $16.6        $ 4.9             $28.3             $24.1
                                                         =====        =====             =====             =====

Assets less than projected benefit obligations            (3.9)        (9.8)             (1.8)             (2.0)
Unrecognized net loss (gain)                              (0.8)         5.4               0.7              (0.2)
Unrecognized prior service cost                            0.5          0.6                --                --
Unrecognized net obligation                                1.4          1.5                --                --
                                                         -----        -----             -----             -----
Pension liability                                        $(2.8)       $(2.3)            $(1.1)            $(2.2)
                                                         =====        =====             =====             =====

Discount rate                                              7.0%        7.75%      5.0% - 6.75%       6.5% - 8.0%
Rate of increase in future compensation                    5.0%         5.5%      3.5% - 4.75%       4.5% - 5.5%
Expected long-term rate of return on plan assets           8.0%         8.0%      5.0% -  9.0%       8.5% - 9.0%

Components of pension expense were:

                                                                  Years Ended December 31,
                                                -----------------------------------------------------------
                                                 1997    1996     1995              1997     1996     1995
                                                ------  ------   ------            ------   ------   ------
                                                       U.S. Plan                         Non U.S. Plans
                                                ------------------------           -------------------------
Service cost for benefits earned                 $ 1.8    $ 2.0    $ 2.3            $ 3.5    $ 3.5    $ 0.5
Interest cost on projected benefit
 obligation                                        1.1      1.5      1.1              1.9      1.7      0.1
Actual return on plan assets                      (1.1)    (1.7)    (0.8)            (3.4)    (1.5)    (0.2)
Net amortization and deferral                      0.2      0.9      0.1             (0.6)    (2.4)     0.1
                                                 -----    -----    -----            -----    -----    -----
Pension expense                                    2.0      2.7      2.7              1.4      1.3      0.5
Special termination benefits                        --      0.9       --               --       --       --
                                                 -----    -----    -----            -----    -----    -----
Net pension expense                              $ 2.0    $ 3.6    $ 2.7            $ 1.4    $ 1.3    $ 0.5
                                                 =====    =====    =====            =====    =====    =====

   In 1995, First Hydro employees were included as part of The National Grid Company plc (NGC) defined benefit pension plan (Electricity Supply Pension Scheme), administered by a trustee, which provides pension and other related benefits. Effective April 1, 1996, First Hydro employees were transferred into the First Hydro Group of the Electricity Supply Pension Scheme. An actuarial valuation for the U.K. plan, separate from NGC, was first completed for 1996 and, therefore, comparative amounts for 1995 were not included in the table above. Pension expense totaled $0.1 million for December 1995.

Postretirement Benefits Other Than Pensions

   U.S. employees retiring at or after age 55 who have at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

The components of postretirement benefits other than pension expense were:

                                             Years Ended December 31,
                                          ------------------------------
                                           1997        1996        1995
                                          -----       ------      ------
Service costs for benefits earned          $ 1.2       $ 1.2       $ 1.2
Interest cost on benefit obligation          0.7         0.7         0.6
Amortization of transition obligation        0.1         0.2         0.2
                                           -----       -----       -----
Net expense                                  2.0         2.1         2.0
Special termination benefits                  --         0.5          --
                                           -----       -----       -----
Total expense                              $ 2.0       $ 2.6       $ 2.0
                                           =====       =====       =====

A reconciliation of the plan's funded status with the recorded liability is presented below:

                                                            December 31,
                                                          ---------------
                                                           1997     1996
                                                          ------   ------
Accumulated benefit obligation                            $11.7    $11.4
                                                          =====    =====
Fair value of plan assets                                 $  --    $  --
                                                          =====    =====
Accumulated benefit obligation in excess of
 plan assets                                              $11.7    $11.4
Unrecognized transition obligation                         (2.0)    (2.2)
Unrecognized net loss                                      (1.1)    (4.1)
                                                          -----    -----
Recorded liability                                        $ 8.6    $ 5.1
                                                          =====    =====
Discount rate                                               7.0%    7.75%

   The assumed rate of future increases in the per capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond.

Employee Stock Plans
--------------------

   A 401(k) plan is maintained to supplement eligible U.S. employees' retirement income. The plan received EME contributions of $0.7 million in 1997, 1996 and 1995.

   In addition to the defined benefit plans described above, certain U.K. subsidiaries of EME sponsor a defined contribution plan. Annual contributions are based on 8 to 8.6 percent of covered employees' salaries. Contribution expense for the subsidiaries totaled approximately $0.3 million in 1997 and $0.2 million in 1996 and 1995.

NOTE 10.  STOCK COMPENSATION PLANS
----------------------------------

   Under Edison International Officer's Long-Term Incentive Compensation Plan
(LTIP), shares of Edison International common stock were reserved for potential issuance to key EME employees in various forms, including the exercise of stock options. Under these programs, there are currently outstanding to officers and senior managers of EME, options on 320,590 shares of Edison International Common Stock of which 61,300, 57,900 and 31,700 were granted in 1997, 1996 and 1995, respectively. Options on Edison International stock include a dividend equivalent feature.

   Compensation expense recorded under the stock-compensation program was $0.5 million, $0.7 million and $0.3 million for 1997, 1996 and 1995, respectively.

   The weighted-average fair value of options granted during 1997, 1996 and 1995 was $7.62 per share option, $6.27 per share option and $6.92 per share option, respectively. The weighted-average remaining life of options outstanding as of December 31, 1997, 1996 and 1995 was seven years.

   The fair value for each option granted during 1997, 1996 and 1995, reflecting the basis for the pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                               1997       1996       1995
                             --------   --------   --------
Expected life                7 years    7 years    8 years
Risk-free interest rate        6.5%       5.5%       7.9%
Expected volatility            17%        17%        17%

   The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. Stock-based compensation expense under the "fair-value" method of accounting prescribed by SFAS No. 123 "Stock-Based Compensation" would have resulted in no material change to EME's reported net income for 1997, 1996 and 1995, but is not necessarily indicative of future income statement effects.


Phantom Stock Options

   EME, as a part of the LTIP, issued "phantom stock" option performance awards to key employees commencing in 1994. Each phantom stock option may be exercised to realize any appreciation in the value of one hypothetical share of EME stock over its exercise price. Exercise prices for EME phantom stock are escalated on an annually-compounded basis over the grant price by 12%. The value of the phantom stock is recalculated annually as determined by a formula linked to the value of its portfolio of investments less general and administrative costs. The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term. Compensation expense recorded with respect to phantom stock options was $70 million, $16.1 million and $0.8 million in 1997, 1996 and 1995, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

Firm Commitments to Contribute Project Equity


Projects             Local Currency        U.S. Currency
--------             --------------        -------------
Paiton (i)                                      $136
ISAB (ii)       244 billion Italian Lira         138
Doga (iii)                                        21


(i) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of the Company owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for 1999.

   Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur requiring acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity


Projects                                        U.S. Currency
--------                                        -------------
Paiton (i)                                          $141
Doga (i)                                              19
All Other                                             21


(i) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during the plant construction.

   Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

   Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1997, if payment were required, would be $260 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project.
On December 17, 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, non-recourse financing for the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with the 1997 refinancing, EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

   EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $80 million at December 31, 1997.

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

   EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of December 31, 1997. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.


NOTE 12.  LEASE COMMITMENTS
---------------------------

   EME leases office space, property and equipment under noncancelable lease agreements that expire in various years through 2063. The capital lease obligation is primarily for a project located in the U.K. A group of banks provides a guarantee on the performance of the capital lease obligation under a term loan and guarantee facility agreement. The facility agreement provides for an aggregate of $188.5 million in a guarantee to the lessor and in loans to the project. As of December 31, 1997, the loan obligation stands at $83.1 million, which is secured by the plant assets of $19 million owned by the project and a debt service reserve of $5.5 million.

Future minimum payments for operating and capital leases at December 31, 1997, are:


Year Ending December 31:                  Operating   Capital
                                           Leases     Leases
                                          ---------   -------
1998                                          $ 6.7     $27.0
1999                                            5.4      27.1
2000                                            4.1      27.0
2001                                            3.9       0.2
2002                                            3.6       0.2
Thereafter                                     18.9       0.5
                                              -----     -----
Total future commitments                      $42.6      82.0
                                              =====
Amount representing interest (9.65%)                     13.8
                                                        -----
Net Commitments                                         $68.2
                                                        =====

Operating lease expense amounted to $6.7 million in 1997, $6.3 million in 1996 and $3.9 million in 1995.


NOTE 13.  RELATED PARTY TRANSACTIONS
------------------------------------

   Certain administrative services such as payroll and employee benefit programs, all performed by Edison International or Edison employees, are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates, including EME. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Edison employees are sometimes directly requested by EME and such services are performed for EME's benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. Management believes the allocation methodologies utilized are reasonable. EME made reimbursements for the cost of these programs and other services, which amounted to $23.4 million, $18.3 million and $15.9 million in 1997, 1996 and 1995, respectively.

   EME records accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax sharing agreements as described in Note 2. Under these agreements, EME recognized a tax benefit of $12.6 million for 1997 and tax liabilities of $39.8 million and $28.4 million for 1996 and 1995, respectively (see Note 8).

   Certain EME subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to Edison and others under the terms of long-term power-purchase agreements. Sales by such partnerships to Edison under these agreements amounted to $579.6 million in 1997, $517.1 million in 1996, and $657.3 million in 1995.

NOTE 14.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
-----------------------------------------------------------

                                                             Years Ended December 31,
                                                            -------------------------
                                                             1997     1996      1995
                                                            ------   ------    ------
Cash paid:
Interest (net of amount capitalized)                        $218.1   $131.5   $   76.4
Income taxes                                                $ 62.3   $ 45.9   $   41.6

                                                             Years Ended December 31,
                                                            -------------------------
                                                             1997     1996      1995
                                                            ------   ------    ------
Details of companies acquired:
Fair value of assets acquired                               $667.1   $152.7   $1,761.1
Liabilities assumed                                          603.1    118.1      718.5
                                                            ------   ------   --------
Net cash paid for acquisitions                              $ 64.0   $ 34.6   $1,042.6
                                                            ======   ======   ========

Non-Cash Investing and Financing Activities

     The amount of construction in progress financed by the minority owner in the Loy Yang B joint venture was $0.1 million in 1997, $32.7 million in 1996 and $77.4 million in 1995.

     In June 1997, EME made a noncash dividend of $78 million to its parent company, TMG, a wholly owned, non-utility subsidiary of Edison International. The noncash dividend is in the form of a promissory note with interest at LIBOR plus 0.275% (6.09% at December 31, 1997) paid on quarterly basis and principal due on June 30, 2007.


NOTE 15.  GEOGRAPHIC AREAS - FINANCIAL DATA
-------------------------------------------

     EME operates predominately in one industry segment: electric power generation. Electric power and steam generated domestically is sold primarily under long-term contracts to electric utilities and industrial steam users located in the U.S. Excluding the U.K. and a project in Australia, electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. Projects located in the U.K. and a project in Australia sell their energy and capacity production through a centralized electricity pool. These projects enter into short - and/or long-term contracts to hedge against the volatility of price fluctuations in the pool.

                                                     Asia                  Corporate/
                                            U.S.    Pacific     Europe       Other(1)     Total
                                           ------   --------   ---------   -----------   --------
1997
----
Electric & operating revenues              $  8.9   $  312.8   $  463.9        $   --    $  785.6
Equity in income from investments           182.7        3.5        0.2           3.0       189.4
                                           ------   --------   --------        ------    --------
   Total operating revenues                $191.6   $  316.3   $  464.1        $  3.0    $  975.0
                                           ======   ========   ========        ======    ========
Net income (loss)                          $ 72.8   $   11.1   $   47.8        $(16.7)   $  115.0
                                           ======   ========   ========        ======    ========

Identifiable assets                        $301.8   $  948.0   $2,813.9        $  1.6    $4,065.3
Equity investments and advances             623.9      252.7       42.9           0.3       919.8
                                           ------   --------   --------        ------    --------
   Total assets                            $925.7   $1,200.7   $2,856.8        $  1.9    $4,985.1
                                           ======   ========   ========        ======    ========
1996
----
Electric & operating revenues              $ 16.8   $  245.1   $  427.8        $   --    $  689.7
Equity in income (loss) from
investments                                 153.3        3.0        2.0          (4.4)      153.9
                                           ------   --------   --------        ------    --------
   Total operating revenues                $170.1   $  248.1   $  429.8        $ (4.4)   $  843.6
                                           ======   ========   ========        ======    ========

Net income (loss)                          $ 68.2   $   22.5   $   28.8        $(27.4)   $   92.1
                                           ======   ========   ========        ======    ========

Identifiable assets                        $239.5   $1,512.7   $2,397.1        $ 87.3    $4,236.6
Equity investments and advances             709.2      141.3       30.8          34.6       915.9
                                           ------   --------   --------        ------    --------
   Total assets                            $948.7   $1,654.0   $2,427.9        $121.9    $5,152.5
                                           ======   ========   ========        ======    ========
1995
----
Electric & operating revenues              $ 13.9   $  170.8   $  146.8        $   --    $  331.5
Equity in income (loss) from
investments                                 143.1         --       (2.7)         (4.6)      135.8
                                           ------   --------   --------        ------    --------

   Total operating revenues                $157.0   $  170.8   $  144.1        $ (4.6)   $  467.3
                                           ======   ========   ========        ======    ========

Net income (loss)                          $ 57.0   $   15.8   $    7.9        $(16.7)   $   64.0
                                           ======   ========   ========        ======    ========

Identifiable assets                        $112.9   $1,302.7   $1,988.6        $ 89.0    $3,493.2
Equity investments and advances             729.4       69.0       31.8          50.6       880.8
                                           ------   --------   --------        ------    --------
   Total assets                            $842.3   $1,371.7   $2,020.4        $139.6    $4,374.0
                                           ======   ========   ========        ======    ========

(1)  Includes corporate net interest expense and Mexico and Canada investments.


NOTE 16.  SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS PRODUCING
----------------------------------------------------------------------
ACTIVITIES (UNAUDITED)
----------------------

   This section provides information required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." All of EME's oil and gas operations are carried on by investees accounted for by the equity method. These investees all follow the successful efforts method of accounting.

   EME's proportionate interest in net quantities of proved reserves at December 31, 1997, 1996 and 1995, and results of operations for the years then ended related to equity method investees are shown in the following tables:

                                                         Oil                                   Natural Gas
                                                  Million of Barrels                      Billion of Cubic Feet
                                                  ------------------                      ---------------------
                                                 U.S.    Canada    Total                  U.S.    Canada   Total
Proved developed and               1997          21.6       --      21.6                 189.3        --   189.3
undeveloped reserves               1996          23.7      1.8      25.5                 182.0     105.5   287.5
                                   1995          23.1      2.0      25.1                 180.6     118.5   299.1

                                                 U.S.    Canada    Total
Costs incurred in oil and          1997        $ 18.9   $   --    $ 18.9
gas property acquisition           1996          13.4      4.2      17.6
exploration, and                   1995          37.2      6.5      43.7
development activities

Aggregate amounts of               1997        $194.9   $   --    $194.9
capitalized costs                  1996         206.6     42.4     249.0
(including construction in         1995         202.1     46.6     248.7
progress) for proved and
unproved properties

Results of operations              1997        $ 39.2   $   --    $ 39.2
                                   1996          39.2     (2.6)     36.6
                                   1995          16.7     (2.5)     14.2

Standardized measure of            1997        $249.2   $   --    $249.2
discounted future net cash         1996         435.8     63.6     499.4
flows                              1995         246.5     33.4     279.9

   In 1997, EME completed a sale of its ownership interest in B.C. Star Partners which operated eleven producing properties in British Columbia, Canada. The increase in 1996 in U.S. results of operations and total standardized measure resulted primarily from higher oil and gas prices in 1996.


NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

1997                        First(d)      Second          Third(d)    Fourth(d)     Total
                            --------   -----------        --------    ---------    -------
Operating revenues           $285.0     $ 221.5/(c)/       $234.5       $234.0      $975.0

Income from operations        133.6        86.6              91.2         82.5       393.9

Net income                     32.6        19.4/(a)//(b)/    46.1         16.9       115.0


1996                        First(d)    Second     Third(d)   Fourth(d)(f)   Total
                            -------     ------     -------    -----------    -----

Operating revenues           $190.7    $184.3       $212.0      $256.6       $843.6

Income from operations         85.2      73.3        107.5       101.1        367.1

Net income                     22.0      31.0/(e)/    31.0         8.1         92.1


(a) Includes a $14 million gain on sale of ownership interest in an oil and gas investment.

(b) Includes a $13.1 million extraordinary loss on early extinguishment of debt.

(c) Decline in revenues as a result of restructuring agreements associated with the 49% acquisition of Loy Yang B in May 1997.

(d) Reflects EME's seasonal pattern, in which the majority of earnings from domestic projects are recorded in the third quarter of each year and higher electric revenues from certain international projects are recorded during the winter months of each year.

(e) Includes a $15.5 million gain on the sale of four operating geothermal facilities.

(f) Includes operating revenues and income for Loy Yang B Unit 2 and the Kwinana project which both commenced operations in the fourth quarter of 1996.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   POSITIONS WITH EME

   The following table sets forth the names and ages of, the positions held with EME by, and the terms of office of, the directors and executive officers of EME as of March 1, 1998.

                                                                                       DIRECTOR               POSITION HELD
                                                                                     CONTINUOUSLY    TERM     CONTINUOUSLY    TERM
NAME, POSITION AND AGE                                                                  SINCE       EXPIRES       SINCE      EXPIRES
----------------------                                                               ------------   -------   -------------  -------
Alan J. Fohrer, 47................................................................           1992      1998              --       --
Chairman of the Board

Bryant C. Danner, 60..............................................................           1993      1998              --       --
Director

Robert M. Edgell, 51..............................................................           1993      1998            1988     1998
Director, Executive Vice President and
Division President of EME, Asia Pacific

Edward R. Muller, 45..............................................................           1993      1998            1993     1998
Director, President and Chief Executive Officer

S. Linn Williams, 51..............................................................             --        --            1994     1998
Senior Vice President and General Counsel

Terry V. Charlton, 51.............................................................             --        --            1997     1998
Senior Vice President and Division President of EME, Europe,
Central Asia, Middle East and Africa

James V. Iaco, Jr., 53............................................................             --        --            1994     1998
Senior Vice President and Chief Financial Officer
Division President of EME, Americas

Georgia R. Nelson, 48.............................................................             --        --            1996     1998
Senior Vice President, Worldwide Operations

BUSINESS EXPERIENCE

  Set forth below is a description of the principal business experience during the past five years of each of the individuals named above and the name of each public company in which any director named above is a director.

  MR. FOHRER has been Chairman of the Board of EME since January 30, 1998. From 1993 to 1998, Mr. Fohrer served as Vice Chairman of the Board. Mr. Fohrer has been Executive Vice President and Chief Financial Officer of Edison International and SCE since June 1995. Effective February 1996 and June 1995, Mr. Fohrer also served as Treasurer of SCE and Edison International, respectively, until August 1996. Mr. Fohrer was Senior Vice President, Treasurer and Chief Financial Officer of Edison International, and Senior Vice President and Chief Financial Officer of SCE from January 1993 until May 1995. Mr. Fohrer was interim Chief Executive Officer of EME between May 1993 and August 1993. From 1991 until 1993, Mr. Fohrer was Vice President, Treasurer and Chief Financial Officer of Edison International and SCE.

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

  MR. CHARLTON has been Senior Vice President and Division President, Europe, Central Asia, Middle East and Africa since September 8, 1997. Prior to joining EME, Mr. Charlton worked as a consultant for EME. Mr. Charlton served as Group General Manager - Water, Oil and Gas Industries Group for Tubemakers of Australia Limited from 1993 until 1996.

  MR. IACO has been Senior Vice President and Chief Financial Officer of EME since January 1994 and Division President of EME's Americas region since January 26, 1998. From September 1993 until December 1993, Mr. Iaco was self-employed and provided consulting services, specializing in restructuring, finance, crisis management and other management services. From October 1992 until September 1993, Mr. Iaco served as senior vice president and chief financial officer of Phoenix Distributors, Inc., a distributor of industrial gas and welding supplies.

  MS. NELSON has been Senior Vice President, Worldwide Operations since January 1996. Ms. Nelson was Division President of EME's Americas region from January 1996 to January 26, 1998. Prior to joining EME, Ms. Nelson served as Senior Vice President of SCE from June 1995 until December 1995 and Vice President of SCE from March 1993 until June 1995. From 1992 to 1993, Ms. Nelson served as a Special Assistant to the Chairman of Edison International. Ms. Nelson is a director of CalMat Company.

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

  The following table provides information concerning compensation paid by EME to each of the named executive officers during the years 1997, 1996 and 1995 for services rendered by such persons in all capacities to EME and its subsidiaries.


                                 SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM
                                                                                        COMPENSATION
                                                      ANNUAL COMPENSATION               AWARDS
                                           -----------------------------------------    -------------

                                                                        OTHER ANNUAL         SECURITIES     ALL OTHER
                                                  SALARY      BONUS     COMPENSATION         UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR     ($)        ($)                ($)    OPTIONS (#)(2)       ($)(3)
----------------------------------------   ----   -------    -------    -------------    --------------    ------------

Edward R. Muller                           1997   400,000    456,000           3,478           33,300          28,587
President and Chief Executive Officer      1996   370,000    444,000           2,621           41,000          23,148
                                           1995   335,000    331,700           2,646           53,190          17,521

Robert M. Edgell                           1997   317,000    325,000              --           23,300          33,600(4)
Executive Vice President                   1996   292,000    275,000             133           25,700          88,071(4)
                                           1995   252,000    250,000             700           30,770           8,492

S. Linn Williams                           1997   300,000    240,000           1,643           15,400          18,568
Senior Vice President                      1996   275,000    220,000             734           20,100          13,148
and General Counsel                        1995   250,000    180,000           1,028           24,390             141

Georgia R. Nelson (1)                      1997   290,000    206,000           7,125           15,400          17,829
Senior Vice President, Worldwide           1996   270,000    190,000           1,337           23,700          14,446
 Operations

James V. Iaco, Jr.                         1997   280,000    224,000           4,913           15,400          14,962
Senior Vice President and Chief            1996   250,000    200,000           2,906           19,800          10,416
 Financial Officer                         1995   190,000    140,000           2,223           19,710               0

(1) Ms. Nelson was appointed Senior Vice President, Operations and Division President of EME, Americas in January 1996.

(2) No Stock Appreciation Rights (SARs) were granted. Amounts shown are comprised of Edison International nonqualified stock options and EME "phantom stock" options. For 1997, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,500; 7,500; 5,500; 5,500 ; and 5,500 Edison International stock options, respectively; and 22,800; 15,800; 9,900; 9,900; and 9,900 EME phantom stock options, respectively. For 1996, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,200; 6,600; 5,400; 9,000; and 5,100 Edison International stock options, respectively; and 30,800; 19,100; 14,700; 14,700; and 14,700 EME phantom stock options, respectively. For 1995, Mr. Muller, Mr. Edgell, Mr. Williams and Mr. Iaco received 10,000; 5,200; 4,500; and 3,800 Edison International stock options, respectively; and 43,190; 25,570; 19,890; and 15,910 EME phantom stock options, respectively. Each Edison International nonqualified stock option gives the named executive officer the right to purchase one share of Edison International Common Stock, and each EME phantom stock option may be exercised to realize any appreciation in the value of one hypothetical share of EME stock over annually escalated exercise prices, on the terms described in the notes to the Option Grants in the 1997 Option Grant Table below.

(3) Includes the following company contributions to a defined contribution plan, Stock Savings Plus Plan (SSPP) and a supplemental plan for eligible participants who are affected by SSPP participation limits imposed on higher-paid individuals by federal tax law: For 1997, Mr. Muller, $25,305; Mr. Edgell $13,000; Mr. Williams, $15,599; Ms. Nelson, $14,384; and Mr. Iaco, $14,376. For 1996, Mr. Muller, $11,455; Mr. Edgell, $4,500; Mr.
    Williams, $6,301; Ms. Nelson, $7,913; and Mr. Iaco, $6,077. For 1995, Mr.
    Muller, $15,988; Mr. Edgell, $8,220; Mr. Williams, $0; and Mr. Iaco, $0.

    Also includes the following amounts of interest accrued on deferred compensation of the named individuals, which is considered under the rules of the Securities and Exchange Commission to be at an above-market rate: For 1997, Mr. Muller, $3,283; Mr. Edgell, $458; Mr. Williams, $2,969; Ms.
    Nelson, $3,445; and Mr. Iaco, $586. For 1996, Mr. Muller, $1,508; Mr.
    Edgell, $239; Mr. Williams, $926; Ms. Nelson, $1,882; and Mr. Iaco, $139. For 1995, Mr. Muller, $1,533; Mr. Edgell $272; Mr. Williams, $141; and Mr. Iaco, $0.

(4) Includes an overseas service allowance of $20,142 and $75,832 in 1997 and 1996, respectively. For each employee serving in an overseas site, the allowance calculation depends on base pay, family size and location.

    EXECUTIVE STOCK OPTIONS

    The following table sets forth certain information concerning Edison International stock options and EME phantom stock options granted pursuant to the Edison International Officer's Long-Term Incentive Compensation Plan (LTIP) to the executive officers named in the Summary Compensation Table above during 1997.

                                                OPTION GRANTS IN 1997(1)

                                                   Individual Grants
                           ----------------------------------------------------------
                                                               Exercise
                           Options        Percent of Total     or Base                      Grant Date
                           Granted       Options Granted to     Price      Expiration         Present
  Name                       (#)         Employees in 1997      ($/Sh)        Date           Value ($)
  ----                     -------       ------------------    --------    ----------        ---------
                           (2)(3)                                            (4)(5)             (6)
Edward R. Muller
 Edison International       10,500             17%              19.75       01/02/2007          61,005
 EME                        22,800             10%             120.55       01/02/2007         230,964

Robert M. Edgell
 Edison International        7,500             12%              19.75       01/02/2007          43,575
 EME                        15,800              7%             120.55       01/02/2007         160,054

S. Linn Williams
 Edison International        5,500              9%              19.75       01/02/2007          31,955
 EME                         9,900              4%             120.55       01/02/2007         100,287

Georgia R. Nelson
 Edison International        5,500              9%              19.75       01/02/2007          31,955
 EME                         9,900              4%             120.55       01/02/2007         100,287

James V. Iaco, Jr.
 Edison International        5,500              9%              19.75       01/02/2007          31,955
 EME                         9,900              4%             120.55       01/02/2007         100,287

(1) No SARs were granted. This table reflects all awards made under the LTIP ("LTIP Options") during 1997. In addition to Edison International stock options, it includes EME "phantom stock" options.

(2) Each Edison International nonqualified stock option represents the right to purchase one share of common stock of Edison International. The Edison International stock options include dividend equivalents equal to the dividends that would have been paid on an equal number of shares of Edison International Common Stock. Dividend equivalents will be credited following the first three years of the option term if certain Edison International performance criteria discussed below are met. Dividend equivalents accumulate without interest. Once earned and vested, the dividend equivalents are payable in cash (i) upon the request of the holder prior to the final year of the option term, (ii) upon the exercise of the related option, or (iii) at the end of the option term regardless of whether the related option is exercised. After such payment, however, no additional dividend equivalents will accrue on the related option.

    The dividend equivalent performance criteria is measured by Edison International Common Stock total shareholder return. If the average quarterly percentile ranking is less than the 60th percentile of that of the companies comprising the Dow Jones Electric Utilities Group Index, the dividend equivalents are reduced; if the Edison International total shareholder return ranking is less than the 25th percentile, the dividend equivalents are canceled. For rankings between the 60th and 25th percentiles, the dividend equivalents are prorated. The total shareholder return is measured at the end of the initial three-year period and will set the percentage payable for the entire term. If less than 100% of the dividend equivalents are earned, the unearned portion may be restored later in the option term if Edison International's cumulative total shareholder return ranking for the option term attains at least the 60th percentile.

(3) Each EME phantom stock option represents a right to exercise an option to realize any appreciation in the value of one hypothetical share of EME stock. The value of the stock is determined by a formula linked to project values, which are determined annually, and is based on 10 million total shares. Project values are determined based on economic models whose assumptions have been approved by Edison International Phantom Plan Management and Valuation Committees. The valuation is consistent with the bases on which EME invests, acquires, finances, refinances and otherwise makes capital decisions for new investments and value-maximizing decisions for existing investments. The exercise price is initially set equal to the value of the stock on the date of grant escalated on a compound basis (12% per year) thereafter by a factor reflecting the approximate cost of capital during the year as determined by the Compensation and Executive Personnel Committee (CEP Committee) of Edison International. The annual escalation factor will be adjusted prospectively by the CEP Committee for significant changes in the cost of capital. If the value of a share of EME stock exceeds the exercise price for any subsequent year, the executive may exercise his option right with respect to any portion of his vested units during the 60-day exercise window in the second quarter of the following year and be paid in cash the difference between the exercise price and the value of the shares.

(4) The LTIP Options become exercisable in three equal installments beginning on the first anniversary of their date of grant. Each option has a term of 10 years, subject to earlier expiration upon termination of employment as described below. The options are not transferable except upon death. Effective January 1, 1998, outstanding LTIP Options were amended to allow certain senior officers to transfer LTIP Options to a spouse, child or grandchild. If an executive retires, dies, or is permanently and totally disabled during the three-year vesting period, the unvested LTIP Options will vest and be exercisable to the extent of 1/36 of the grant for each full month of service during the vesting period. Unvested LTIP Options of any person who has served in the past on the Edison International or SCE Management Committee will vest and be exercisable upon the member's retirement, death, or permanent and total disability. None of the named officers have served on either of the two committees. Upon retirement, death or permanent and total disability, the vested LTIP Options may continue to be exercised within their original term by the recipient or beneficiary. If an executive is terminated other than by retirement, death or permanent and total disability, LTIP Options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination in the case of Edison International options, or during the next 60-day exercise window in the case of EME phantom stock options. All unvested LTIP Options are forfeited on the date of termination.

    Appropriate and proportionate adjustments may be made by the Edison International CEP Committee to outstanding Edison International stock options to reflect any impact resulting from various corporate events such as reorganizations, stock splits and so forth. If Edison International is not the surviving corporation in such a reorganization, all LTIP Options then outstanding will become vested and be exercisable unless provisions are made as part of the transaction to continue the LTIP or to assume or substitute stock options of the successor corporation with appropriate adjustments as to the number and price of the options. The Edison International CEP Committee administers the LTIP and has sole discretion to determine all terms and conditions of any grant, subject to plan limits. It may substitute cash equivalent in value to the LTIP Options and, with the consent of the executive, may amend the terms of any award agreement, including the price of any option, the post-termination term, and the vesting schedule.

(5) The expiration date of the LTIP Options is January 2, 2007; however, the final 60-day exercise period of EME phantom stock options will occur during the second quarter of that year. The LTIP Options are subject to earlier expiration upon termination of employment as described in footnote (4) above.

(6) The grant date present value of each Edison International stock option was calculated as the sum of (i) the option value and (ii) the dividend equivalent value. The option value was calculated to be approximately $2.56 per option share using the Black-Scholes stock option pricing model. For purposes of this calculation, it was assumed that options would be outstanding for an average of seven years prior to exercise, the volatility rate was assumed to be 17%, the risk-free rate of return was assumed to be 6.45%, the historic average dividend yield was assumed to be 5.89% and the stock price and exercise price were $19.75.

    The dividend equivalent value of each Edison International stock option granted in 1997 was calculated to be $3.25. The grant date value of the dividend equivalent rights included with respect to each Edison International stock option was determined by (i) adding the dividends (without reinvestment) that would be received on a number of shares of Edison International common stock equal to the number of shares subject to the option for a period of seven years from the date on which the option was granted, based on the annual dividend rate at grant of $1.00 per share and
    (ii) discounting that amount to its present value assuming a discount rate of 11.6%, which was Edison's authorized return on common equity in 1997. This calculation does not reflect any reduction in value for the risk that Edison International performance measures may not be met.

    The value of an EME option was calculated to be $10.13 using the Black-Scholes stock option pricing model assuming an average exercise period of seven years, a volatility rate of 19.22%, a risk-free rate of return of 6.37%, a dividend yield of 0% and an exercise price of $266.50. These assumptions are based on average values of a group of peer companies adjusted for differences in capital structure.

    The actual value that an executive may realize will depend on various factors on the date the option is exercised, so there is no assurance the value realized by an executive will be at or near the grant date value estimated by the Black-Scholes model. The estimated values under that model are based on certain assumptions and are not a prediction as to future stock price.

   The following table sets forth certain information with respect to the exercise during 1997 by the executive officers named in the Summary Compensation Table above of options to purchase shares of common stock of Edison International and exercise hypothetical shares of stock of EME and option values as of December 31, 1997.

                                 AGGREGATED OPTION EXERCISES IN 1997
                                    AND YEAR-END OPTION VALUES

                                                                                    NUMBER OF               VALUE OF UNEXERCISED
                                                                              UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                                               FISCAL YEAR-END (#)         FISCAL YEAR-END ($)(1)
                                                                              ----------------------      -----------------------

                                 SHARES ACQUIRED ON                                    EXERCISABLE/                  EXERCISABLE/
NAME                                EXERCISE (#)        VALUE REALIZED ($)             UNEXERCISABLE                 UNEXERCISABLE
----                             ------------------     ------------------             -------------                 -------------
Edward R. Muller
 Edison International                            --                  --                 44,167/20,633               270,383/185,198
 EME                                             --                  --                 56,880/57,730           2,688,213/1,487,610

Robert M. Edgell
 Edison International                            --                  --                 41,717/13,633               286,876/119,735
 EME                                             --                  --                 34,634/37,056             1,630,303/900,457

S. Linn Williams
 Edison International                            --                  --                  4,800/10,600                 55,088/94,269
 EME                                             --                  --                 18,160/26,330               889,867/696,864

Georgia R. Nelson
 Edison International                        38,600             193,165(2)               4,800/22,300                21,975/234,631
 EME                                             --                  --                  4,900/19,700               167,954/335,908

James V. Iaco, Jr.
 Edison International                         6,534              35,835(3)                   0/10,166                      0/89,402
 EME                                             --                  --                 22,547/25,003             1,049,102/624,618

(1) Edison International options are treated as "in-the-money" if the fair market value of the underlying shares at December 31, 1997, exceeded the exercise price of the options. The dollar amounts shown for Edison International options are the differences between (i) the fair market value of the Edison International Common Stock underlying all unexercised "in-the-money" options at year-end 1997 and (ii) the exercise prices of those options. The aggregate value at year-end 1997 of all accrued dividend equivalents, exercisable and unexercisable, for Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco was $144,572/$0, $248,882/$0, $0/$0,
    $30,288/$0 and $0/$0, respectively.

    EME phantom stock options are considered "in-the-money" if the value of EME phantom stock, which is determined annually by a formula linked to project values, exceeds prescribed exercise prices. The value at year-end is not available until the second quarter of the following year. Therefore, amounts shown reflect the value at fiscal year-end for 1996, the most recent data available.

(2) Includes $27,790 of value realized from dividend equivalents.

(3) Includes $4,565 of value realized from dividend equivalents.

RETIREMENT BENEFITS
-------------------

   The following table sets forth estimated gross annual benefits payable upon retirement at age 65 to the executive officers named in the Summary Compensation Table above in the remuneration and years of service classifications indicated.

                             PENSION PLAN TABLE(1)

                                                     YEARS OF SERVICE
                          --------------------------------------------------------------------------
 REMUNERATION                   10         15         20         25         30         35         40
---------------           --------   --------   --------   --------   --------   --------   --------
  $ 100,000               $ 25,000   $ 33,750   $ 42,500   $ 51,250   $ 60,000   $ 65,000   $ 70,000

    150,000                 37,500     50,625     63,750     76,875     90,000     97,500    105,000

    200,000                 50,000     67,500     85,000    102,500    120,000    130,000    140,000

    250,000                 62,500     84,375    106,250    128,125    150,000    162,500    175,000

    300,000                 75,000    101,250    127,500    153,750    180,000    195,000    210,000

    350,000                 87,500    118,125    148,750    179,375    210,000    227,500    245,000

    400,000                100,000    135,000    170,000    205,000    240,000    260,000    280,000

    450,000                112,500    151,875    191,250    230,625    270,000    292,500    315,000

    500,000                125,000    168,750    212,500    256,250    300,000    325,000    350,000

    550,000                137,500    185,625    233,750    281,875    330,000    357,500    385,000

    600,000                150,000    202,500    255,000    307,500    360,000    390,000    420,000

(1) Estimates are based on the provisions of the retirement plan (the "Retirement Plan"), a qualified defined benefit employee retirement plan, currently covering EME's executive officers with the following assumptions:
    (i) the present Retirement Plan will be maintained, (ii) optional forms of payment that reduce benefit amounts have not been selected, and (iii) any benefits in excess of limits contained in the Internal Revenue Code of 1986 (the "Code") and any incremental retirement benefits attributable to consideration of the annual bonus or participation in EME's deferred compensation plans will be paid out of the general assets of EME under a nonqualified supplemental executive retirement plan (an "ERP"). Amounts in the Pension Plan Table include neither the Income Continuation Plan nor the Survivor Income/Retirement Income plans, which provide postretirement death benefits and supplemental retirement income benefits. These plans are discussed in "Other Retirement Benefits".

   The Retirement Plan and ERP provide monthly benefits at normal retirement age (65 years) based on a unit benefit for each year of service plus a benefit determined by a percentage ("Service Percentage") of the executive's average highest 36 consecutive months of regular salary and, in the case of the ERP, the average highest three bonuses in the last five years prior to attaining age 65. Compensation used to calculate combined benefits under the Retirement Plan and ERP is based on base salary and bonus as reported in the Summary Compensation Table. The Service Percentage is based on 1-3/4% per year for the first 30 years of service (52-1/2% upon completion of 30 years' service) and 1% for each year in excess of 30. The actual benefit determined by the Service Percentage would take into account the unit benefit and be offset by up to 40% of the executive's primary Social Security benefits.

   The normal form of benefit is a life annuity with a 50% survivor benefit following the death of the participant. Retirement benefits are reduced for retirement prior to age 61. The amounts shown in the

Pension Plan Table above do not reflect reductions in retirement benefits due to the Social Security offset or early retirement.

   Mr. Edgell has elected to retain coverage under a previous benefit program. This program provided, among other benefits, the post-retirement benefits discussed in the following section. The ERP benefits provided in the previous program are less than the benefits shown in the Pension Plan Table. To determine these reduced benefits, multiply the dollar amounts shown in each column by the following factors: 10 years of service -- 70%, 15 years -- 78%, 20 years -- 82%, 25 years -- 85%, 30 years -- 88%, 35 years -- 88%, and 40 years -- 89%.

   At December 31, 1997, Mr. Muller had completed 4 years of service; Mr. Edgell, 27 years; Mr. Williams, 3 years; Ms. Nelson, 27 years; Mr. Iaco, 3 years.

OTHER RETIREMENT BENEFITS

   Additional post-retirement benefits are provided pursuant to the Survivor Income Continuation Plan and the Survivor Income/Retirement Income Plan under the Executive Supplemental Benefit Program.

   The Survivor Income Continuation Plan provides a post-retirement survivor benefit payable to the beneficiary of the executive officer following his or her death. The benefit is approximately 24% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable for ten years certain. If a named executive officer's final annual compensation were $600,000 (the highest compensation level in the Pension Plan Table above), the beneficiary's estimated annual survivor benefit would be approximately $144,000. Mr. Edgell has elected coverage under this program.

   The Supplemental Survivor Income/Retirement Income Plan provides a post-retirement survivor benefit payable to the beneficiary of the executive officer following his or her death. The benefit is 25% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable for ten years certain. At retirement, an executive officer has the right to elect the retirement income benefit in lieu of the survivor income benefit. The retirement income benefit is 10% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable to the executive officer for ten years certain immediately following retirement. If a named executive officer's final annual compensation were $600,000 (the highest compensation level in the Pension Plan Table above), the beneficiary's estimated annual survivor benefit would be approximately $150,000. If a named executive officer were to elect the retirement income benefit in lieu of survivor income and had final annual compensation of approximately $600,000 (the highest compensation level in the Pension Plan Table above), the named executive officer's estimated annual benefit would be approximately $60,000. Mr. Edgell has elected coverage under this program.

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


       Title of Class              Name and         Amount and       Percent of
       --------------             Address of         Nature of         Class
                                  Beneficial        Beneficial      ------------
                                     Owner           Ownership
                                  ----------        ----------

Common Stock, no par value      The Mission       100 shares                100%
                                Group             held directly
                                18101 Von         and with
                                Karman Avenue,    exclusive
                                Suite 1700        voting and
                                Irvine,           investment
                                California        power
                                92612


MANAGEMENT
----------

     Set forth below is certain information about the beneficial ownership in equity securities of Edison International by all directors of EME, the executive owners of EME named in the Summary Compensation Table in Item 6 and all directors and executive officers of EME as a group.


                                                            Amount and Nature of
                                                            Beneficial Ownership
                                                                    as of
                                    Company and                 December 31,
Name                               Class of Stock            1997(a)(b)(c)(d)(e)
-----                          ---------------------   ------------------------------

   John E. Bryson               Edison International
                                Common Stock                                504,128(f)
   Alan J. Fohrer               Edison International
                                Common Stock                                143,239
   Bryant C. Danner             Edison International
                                Common Stock                                140,030
   Robert M. Edgell             Edison International
                                Common Stock                                 62,877
   Edward R. Muller             Edison International
                                Common Stock                                 56,200
                                Mission Capital
                                Preferred Securities                          2,198
   S. Linn Williams             Edison International
                                Common Stock                                  9,998
   Georgia R. Nelson            Edison International
                                Common Stock                                 35,187
   James V. Iaco, Jr.           Edison International
                                Common Stock                                  4,800
                                Mission Capital
                                Preferred Securities                          1,700

   All directors and            Edison International
   executive officers as        Common Stock                                956,459
   a group                      Mission Capital
                                Preferred Securities                          3,898

(a) Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse. No named person or group owns more than 1% of the outstanding shares of the class.

(b) Includes the following number of Edison International shares owned under the
    SSPP: Mr. Bryson, 14,127 shares; Mr. Fohrer, 12,238 shares; Mr. Danner, 1,829 shares; Mr. Edgell, 14,727 shares; Mr. Muller, 0 shares; Mr. Williams, 64 shares; Ms. Nelson, 14,753 shares; Mr. Iaco, 0 shares; and all directors and executive officers as a group, 57,738 shares. Each such person and group may be deemed to share voting power with the trustee appointed under the SSPP.

(c) Includes the following number of Edison International shares with respect to which the right exists to acquire beneficial ownership within 60 days through the exercise of options granted under an employee benefit plan known as the 1987 Long-Term Incentive Compensation Plan as amended and restated by the Edison International Officer Long-Term Incentive Compensation Plan effective April 16, 1992: Mr. Bryson, 477,801 shares; Mr. Fohrer, 130,501 shares; Mr. Danner, 136,201 shares; Mr. Edgell, 48,150 shares; Mr. Muller, 54,400 shares; Mr. Williams, 9,934 shares; Ms. Nelson, 20,434 shares; Mr. Iaco, 4,800 shares; and all directors and executive officers as a group, 882,221 shares.

(d) Includes Edison International shares held in own name by Mr. Fohrer, 500 shares; spouse's name by Mr Bryson, 200 shares; held with another person by Mr. Bryson, 6,000 shares; held as trustee by Mr. Bryson, 6,000 shares; held as custodian by Mr. Muller, 400 shares; and held in broker's name by Mr. Danner, 2,000 shares, and Mr. Muller, 1,400 shares.

(e) Includes the following number of shares of Monthly Income Preferred Securities of Mission Capital, a limited partnership of which EME is the sole general partner: Mr. Muller, 280 shares held in spouse's name, 390 shares held in custodial names and 8 shares held as co-trustee of trust with shared voting and investment power; Mr. Iaco, 750 shares held in spouse's name; all directors and executive officers as a group, 1,030 shares held in spouses' names and 390 shares held in custodial names.

(f) Mr. Bryson retired as Chairman of EME's Board effective January 30, 1998.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
--------------------------------------------------------

   Pursuant to Item 405 of Regulation S-K, EME is required to disclose the following recently elected officers who each had one delinquent Form 3 "Initial Statement of Beneficial Ownership of Securities" filing which is required to be filed within 10 days of being elected for fiscal year 1997:

        NAME                                           DATE ELECTED
        ----                                           ------------
        Cynthia S. Dubin, Vice President               July 15, 1997
        Edward J. Kania, Vice President                July 15, 1997
        William P. von Blasingame, Vice President      July 15, 1997
        Stephen P. Barrett, Vice President             July 15, 1997
        Michael P. Childers, Vice President            December 1, 1997
        Steven R. Schuler, Vice President              December 16, 1997

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In April 1994, EME made a loan to S. Daniel Melita, Vice President of EME, in the amount of $150,000 in exchange for a note executed by Mr. Melita and payable to EME at seven percent (7%) annual interest. The entire note, together with accrued interest, was paid in December 1996. The largest aggregate amount of indebtedness outstanding under the loan during 1996 was $171,000.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  LIST OF FINANCIAL STATEMENTS

  See Index to Consolidated Financial Statements at Item 8 of this report.

  (2) LIST OF FINANCIAL STATEMENT SCHEDULES

  The following item is filed as a part of this report pursuant to Item 14(d) of Form 10-K:

  The Cogeneration Group Combined Financial Statements as of December 31, 1997, 1996 and 1995.

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

2.2 Transaction Implementation Agreement, dated March 29, 1997 between The State Electricity Commission of Victoria, Edison Mission Energy Australia Limited, Loy Yang B Power Station Pty Ltd, Loy Yang Power Limited, The Honourable Alan Robert Stockdale, Leanne Power Pty Ltd and EME, incorporated by reference to Exhibit 2.2 to EME's Current Report on Form 8-K, No. 1-13434 dated May 22, 1997.

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

3.2           By-Laws of EME, incorporated by reference to Exhibit 3.2 to EME's
              Form 10.

4.1 Copy of the Global Debenture representing EME's 9-7/8% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2024.

EXHIBIT NO.   DESCRIPTION
-----------   -----------

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

10.11 Amended and Restated Power Purchase Contract between Southern California Energy Company and Midway-Sunset Cogeneration Company, dated May 5, 1988, incorporated by reference to Exhibit 10.11 to EME's Form 10.

EXHIBIT NO.   DESCRIPTION
-----------   -----------

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

10.15.3 Conformed copy of the Second Amended and Restated U.S. $400 million Bank of America National Trust and Savings Association Credit Agreement, dated as of October 11, 1996, incorporated by reference to Exhibit 10.15.3 to EME's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.21 Executive Supplemental Benefit Program, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

10.22 1981 Deferred Compensation Agreement, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

10.23 1985 Deferred Compensation Agreement for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-2313).

10.24 1987 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K

EXHIBIT NO.   DESCRIPTION
-----------   -----------
              filed by SCEcorp (File No. 1-2313).

10.25 1988 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-
              2313).

10.26 1989 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-
              9936).

10.27 1990 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-
              9936).

10.28 Annual Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-
              9936).

10.29 Executive Retirement Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File No. 1-
              2313).

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

EXHIBIT NO.   DESCRIPTION
-----------   -----------

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

10.44 Guarantee by EME dated December 20, 1996 in favor of The Fuji Bank, Limited, Los Angeles Agency, to secure Camino Energy Company's payments pursuant to Camino Energy Company's Credit Agreement and Defeasance Agreement, incorporated by reference to
              Exhibit 10.44 to EME's Annual Report on Form 10-K for the year ended December 31, 1996.

10.45 Power Purchase Agreement between National Power Corporation and San Pascual Cogeneration Company International B.V., dated September 10, 1997.*

10.46 Power Purchase Agreement between Gulf Power Generation Co., LTD., and Electricity Generating Authority of Thailand, dated December 22, 1997.*

21            List of Subsidiaries.*

27            Financial Data Schedule.*

       *Filed herewith

       (b)  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1997.

       (c)    EXHIBITS

       The Exhibits filed with this report are listed in Item 14(a)(3) above.

       (d)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules filed with this report are listed in
Section 14(a)(2) above.

     Financial information for the Cogeneration Group for the years ended December 31, 1997, 1996 and 1995. The financial statements of the Cogeneration Group present the combination of those entities that are 50% or less owned by EME and that met the requirements of Rule 3-09 of Regulation S-X in 1995. There were no entities which were 50% or less owned by EME that met the requirements of Rule 3-09 of Regulation S-X in 1997 and 1996.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors of Edison Mission Energy:

    We have audited the accompanying combined statements of income, partners' equity and cash flows of Kern River Cogeneration Company (a general partnership between Getty Energy Company and Southern Sierra Energy Company), Sycamore Cogeneration Company (a general partnership between Texaco Cogeneration Company and Western Sierra Energy Company) and Watson Cogeneration Company (a general partnership between Camino Energy Company and Products Cogeneration Company), (collectively the Cogeneration Group) for the year ended December 31, 1995. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of the Cogeneration Group's operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP
  Los Angeles, California
  March 15, 1996

                             THE COGENERATION GROUP
                         COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         1997           1996         1995
                                                      ----------      --------    ---------
                                                      (Unaudited)     (Unaudited)
OPERATING REVENUES
  Sales of energy to SCE                                $402,839      $347,537    $318,964
  Sales of energy to TEPI                                 11,715         9,406       8,405
  Sales of energy to ARCO Products                        26,423        23,631      19,249
  Sales of steam to TEPI                                  89,682        72,038      64,150
  Sales of steam to ARCO Products                         48,216        43,121      35,018
                                                        --------      --------    --------
       Total operating revenues                          578,875       495,733     445,786
                                                        --------      --------    --------
OPERATING EXPENSES
  Fuel                                                   294,277       234,509     181,219
  Plant operations                                        53,377        56,662      62,657
  Depreciation and amortization                           24,194        24,151      24,661
  Administrative and general                               8,014         5,733       6,824
                                                        --------      --------    --------
       Total operating expenses                          379,862       321,055     275,361
                                                        --------      --------    --------
       Income from operations                            199,013       174,678     170,425
                                                        --------      --------    --------
OTHER INCOME (EXPENSE)
  Interest and other income                                5,041         2,031       2,706
  Interest expense                                        (4,197)       (5,673)     (9,454)
                                                        --------      --------    --------

      Total other income (expense)                           844        (3,642)     (6,748)
                                                        --------      --------    --------

NET INCOME                                              $199,857      $171,036    $163,677
                                                        ========      ========    ========

The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                            COMBINED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            (UNAUDITED)
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997           1996
                                                      ----------     ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $ 36,305       $ 48,334
   Trade receivables - affiliates                        62,800         57,051
   Other receivables                                        603            825
   Inventories                                           15,327         16,632
   Prepaid expenses and other assets                      2,963          3,009
                                                       --------       --------

       Total current assets                             117,998        125,851
                                                       --------       --------


PROPERTY, PLANT AND EQUIPMENT                           672,082        652,534
   Less accumulated depreciation and amortization       257,436        236,517
                                                       --------       --------

       Net property, plant and equipment                414,646        416,017
                                                       --------       --------

OTHER ASSETS
   Emission credits, net                                 17,488         19,584
   Intangible assets, net                                22,822         23,950
   Other                                                    168            890
                                                       --------       --------

       Total other assets                                40,478         44,424
                                                       --------       --------

TOTAL ASSETS                                           $573,122       $586,292
                                                       ========       ========

    The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                            COMBINED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        (UNAUDITED)
                                                        DECEMBER 31,
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - affiliates                  $ 47,410       $ 46,680
   Accounts payable and accrued liabilities         20,680         32,077
   Current maturities of loans payable              13,404         13,404
                                                  --------       --------

       Total current liabilities                    81,494         92,161
                                                  --------       --------

LOANS PAYABLE, net of current maturities            55,966         69,370
                                                  --------       --------

MAINTENANCE ACCRUAL                                 10,505          9,160
                                                  --------       --------

       Total liabilities                           147,965        170,691
                                                  --------       --------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                   425,157        415,601
                                                  --------       --------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $573,122       $586,292
                                                  ========       ========

    The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                    COMBINED STATEMENTS OF PARTNERS' EQUITY
                                (IN THOUSANDS)

                                               EME           Texaco          ARCO        Total
                                            Affiliates     Affiliates     Affiliates     Equity
                                            ----------     -----------    ----------     ------
Balances at December 31, 1994                $196,456       $ 94,129       $106,503       $ 397,088

Cash distributions                            (79,550)       (42,800)       (38,250)       (160,600)

Net income                                     81,182         49,010         33,485         163,677
                                             --------       --------       --------       ---------

Balances at December 31, 1995                 198,088        100,339        101,738         400,165

Cash distributions (Unaudited)                (77,060)       (40,800)       (37,740)       (155,600)

Net income (Unaudited)                         84,865         52,845         33,326         171,036
                                             --------       --------       --------       ---------

Balances at December 31, 1996 (Unaudited)     205,893        112,384         97,324         415,601

Cash distributions (Unaudited)                (94,326)       (53,900)       (42,075)       (190,301)

Net Income (Unaudited)                         99,139         60,466         40,252         199,857
                                             --------       --------       --------       ---------

Balances at December 31, 1997 (Unaudited)    $210,706       $118,950       $ 95,501       $ 425,157
                                             ========       ========       ========       =========

    The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                   1997           1996           1995
                                                                ----------     ----------     ----------
                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 199,857      $ 171,036      $ 163,677
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                24,194         24,151         24,661
   (Increase) decrease in receivables                               (5,527)        (7,180)         5,595
   Decrease (increase) in inventories                                1,305          1,177         (1,519)
   (Decrease) increase in payables                                  (5,572)        27,800         (1,053)
   (Decrease) increase in maintenance accrual                       (3,750)         3,673          5,456
   Other, net                                                           47         (1,630)          (411)
                                                                 ---------      ---------      ---------
Net cash provided by operating activities                          210,554        219,027        196,406
                                                                 ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (19,548)       (11,512)        (7,386)
                                                                 ---------      ---------      ---------
Net cash used in investing activities                              (19,548)       (11,512)        (7,386)
                                                                 ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from escrow account                                        670          1,534          1,488
   Loan repayments                                                 (13,404)       (24,951)       (25,100)
   Distribution to partners                                       (190,301)      (155,600)      (160,600)
                                                                 ---------      ---------      ---------
Net cash used in financing activities                             (203,035)      (179,017)      (184,212)
                                                                 ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (12,029)        28,498          4,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      48,334         19,836         15,028
                                                                 ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  36,305      $  48,334      $  19,836
                                                                 =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $   4,257      $   5,997      $   9,553
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

                            THE COGENERATION GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
           DECEMBER 31, 1997 (UNAUDITED), 1996 (UNAUDITED) AND 1995


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

  Watson is a general partnership between Carson Cogeneration Company (CCC), a wholly owned subsidiary of CH-Twenty, Inc., a majority owned subsidiary of Atlantic Richfield Company (ARCO), Products Cogeneration Company (PCC), a wholly owned subsidiary of ARCO and Camino Energy Company (CEC), a wholly owned subsidiary of EME. CCC, PCC and CEC own 49 percent, 2 percent and 49 percent, respectively. Watson owns and operates a 385-MW natural gas-fired cogeneration facility located in Carson, California, which sells electricity to SCE and which sells electricity and steam to ARCO Products Company (ARCO Products) for use at ARCO Products' refinery. Partnership income (loss) is allocated based upon the partners' respective ownership percentage.

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

Emission Credits

  Two of the Group's facilities were required to obtain assignments of emission offset credits in order to be certified by the California Energy Commission. These credits were required to meet the current environmental regulations as they relate to the emissions being produced from the operation of these facilities. The cost of these emission credits are stated net of accumulated amortization of $23.2 million and $21.1 million at December 31, 1997 and 1996, respectively (see Note 5). The emission credits are being amortized on a straight-line basis over 21 years.

Intangible Assets

  Intangible assets are stated net of accumulated amortization of $13 million and $11.9 million at December 31, 1997 and 1996, respectively, and consist of outside boundary limit facilities, refinery infrastructure, environment permits and land use, as outlined in the various partnership agreements, contributed to the Group. All of the intangible assets relate to the operations of the various facilities, and as a result, are being amortized on a straight-line basis over the estimated useful life of the facilities.

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

Fair Value of Financial Instruments

  The carrying amount of the short-term investments approximates fair value due to the short maturities of such investments. The estimated fair value of loans payable is discussed in Note 4.

Reclassifications

  Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Plant and equipment consist of the following:

                                                                     (Unaudited)
                                                                     December 31,
                                                                  -----------------
                                                                   1997       1996
                                                                  ------     ------
                                                                    (in millions)
Plant and equipment
  Power plant facilities                                          $649.0     $644.8
  Building, furniture and office equipment                          23.0        7.7
                                                                  ------     ------
                                                                   672.0      652.5
Less -- Accumulated depreciation and amortization                  257.4      236.5
                                                                  ------     ------
                                                                  $414.6     $416.0
                                                                  ======     ======


NOTE 4.  LOANS PAYABLE
----------------------

                                                                     (Unaudited)
                                                                     December 31,
                                                                  -----------------
                                                                   1997       1996
                                                                  ------     ------
                                                                    (in millions)
Watson project:
  Note payable to ARCO (5% at 12/31/97)
    (5% at 12/31/96)                                              $ 27.4     $ 27.4
  Note payable to CEC (5% at 12/31/97)
    (5% at 12/31/96)                                                26.3       26.3

Sycamore project:
  $165 million Loan and Credit
   Agreement due 1999
   (Eurodollar rate + 0.625%) (6.4% at 12/31/97)
   (6.2% at 12/31/96)                                               15.7       29.1
                                                                  ------     ------

Subtotal                                                            69.4       82.8
Current maturities of loans payable                                (13.4)     (13.4)
                                                                  ------     ------
Total                                                             $ 56.0     $ 69.4
                                                                  ======     ======

  The above agreement for the Sycamore project is secured by certain assets of Sycamore, and places certain restrictions on capital distributions. In addition, this agreement requires Sycamore to maintain escrow deposits based upon outstanding loan amounts. Based upon borrowing rates currently available to Sycamore for long-term debt with similar terms and maturity, the fair value of the amount outstanding under this agreement approximates the carrying value.

  The fair value of the two Watson project notes was approximately $53 million at December 31, 1997 and 1996. In February 1996, the interest rates on the two Waston project notes were reduced to 5% and the maturity dates extended to April 2008.

  Annual maturities on the loans payable at December 31, 1997 are as follows (dollars in millions):

                              YEAR
                              ----
                              1998             $13.4
                              1999               2.2
                              2000                --
                              2001                --
                              2002                --
                              Thereafter        53.8
                                               -----
                              Total            $69.4
                                               =====

NOTE 5.  RELATED-PARTY TRANSACTIONS/CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------

Operating and Other Costs

  The amounts incurred by EME, Texaco and their respective affiliates for operating and other costs charged to the Group, which are not disclosed elsewhere, were as follows:

                                                (in millions)
                                      1997          1996         1995
                                      ----          ----         ----
                                  (unaudited)    (unaudited)
  Texaco and affiliates             $ 4.4         $ 4.6         $ 4.5
  EME and affiliates                  1.2           2.4           2.8

Emission Credits

  Certain affiliates of Texaco assigned their rights to certain emission offset credits to certain of the Group for a period of 21 years. These emission offset credits were earned by the Texaco affiliates by reducing specified emissions at other of their operations. Such credits are used by the Group to allow certain of the Group's facilities to operate under current environmental regulations. The credits were required by those facilities in order to be certified by the California Energy Commission and are required to be maintained throughout the period of operations of those facilities. The credits were reflected as a capital contribution by such entities at the fair market value of $40.8 million.

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

  The original termination date of the agreements with TNGI was December 31, 1995. TNGI received a fixed service fee of $.0075 per MMBtu of fuel gas supplied to certain of the Group, and a variable incentive fee based on the utility fuel cost applicable to such Group. The agreements include a minimum annual fee of $.015 per MMBtu of fuel gas utilized if the total of the fixed service fee and variable incentive fee is less than the minimum annual fee. The amounts incurred under these agreements were $118.5 million, which included fees earned by TNGI of $3.7 million, for the year ended December 31, 1995.

  As of January 1, 1996, the Amended and Restated Fuel Management Agreement, terminating on October 1, 2002, was entered into such that TNGI will receive a fixed service fee of $.0375 per MMBtu of fuel gas supplied to certain of the Group. The amounts incurred under the amended agreements were $183.5 million and $147.7 million which included fees earned by TNGI of $0.4 million and $2.6 million, for the two years ended December 31, 1997.

  One of the Group has entered into a fuel (refinery gas and butane) purchase agreement with a subsidiary of ARCO. Such Group's purchases under this agreement amounted to $40.9 million, $38.4 million and $24.2 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

Operation and Maintenance Agreement

  Two of the Group have agreements with Edison Mission Operation & Maintenance, Inc. (EMOM), a wholly owned subsidiary of EME, whereby EMOM shall perform all operation and maintenance activities necessary for the production of electricity and steam by such Group facilities. The agreements will continue until terminated by either party. EMOM is paid for all costs incurred in connection with operating and maintaining the facility. EMOM may also earn incentive compensation as set forth in the agreements. The amounts incurred by the Group under these agreements were $6.3 million, $6 million and $6.2 million which included incentive compensation earned by EMOM of $0.9 million for each of the three years ended December 31, 1997, 1996 and 1995, respectively.

  One of the Group has an agreement with a subsidiary of ARCO, whereby such subsidiary shall perform all operation and maintenance activities necessary for the production of electricity and steam by such Group's facility. The agreement will continue until termination of the Power Purchase Agreement in April 2008. The ARCO subsidiary is reimbursed for all costs incurred in connection with operating and maintaining the facility. The amounts incurred under this agreement were $5 million, $4.9 million and $5.4 million for the three years ended December 31, 1997, 1996 and 1995, respectively. Additionally, ARCO provides other ancillary services under a service contract for a fee. Total service fees earned by ARCO were $1.4 million, $1.3 million and $1.3 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

Steam Purchase and Sale Agreements

  Certain of the Group have agreements with TEPI for the sale of steam generated by such Group's facilities. The agreements terminate 20 years from the date of the first sale of steam thereunder. TEPI pays such Group a steam fuel charge based upon the quantity and quality of steam delivered during the month, which is priced at the lesser of the current Southern California Gas Company Border Gas Price, or the weighted average posted price of Kern River Crude, less any severance, excise or windfall profit taxes, and a processing charge per MMBtu as defined in the agreements. The quantity of steam sold under this contract is expected to be sufficient for such Group to maintain qualifying facility status. Total sales of steam under these agreements amounted to approximately $89.7 million, $72 million and $64.2 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

  These agreements have been amended whereby such Group will reduce a portion of steam prices beginning in 1999 and to a limited extent in 1997. The amount of future reductions in annual revenues could total approximately $25 million.

  Additionally, one of the Group has contracted to sell steam and power generated by its facility to the ARCO subsidiary's Los Angeles refinery under separate agreements. Total sales under these contracts amounted to approximately $74.6 million, $66.8 million and $54.3 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

Power Purchase Agreements

  One of the Group has an agreement with TEPI for the sale of contract capacity and net energy. This agreement will remain in effect until August 8, 2005. The amounts paid for the contract capacity and net energy are based on the same terms as provided for in the agreements with SCE (discussed below). Total sales of power under the agreement with TEPI amounted to approximately $11.7 million, $9.4 million and $8.4 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

  The Group has agreements with SCE for the sale of contract capacity and net energy generated by the facilities. These agreements will remain in effect 20 years from the Firm Operation Date of the relevant facility. SCE pays the Group for energy based upon the price of SCE's Avoided Fuel Cost, the quantity of kilowatts delivered, the contracted heat rate allocated to on-peak, mid-peak and off-peak hours and a factor as defined in the agreements to account for system line loss at the point of delivery. SCE also pays the Group for firm capacity based upon a contracted amount per kilowatt year. Total sales of energy under these agreements amounted to $402.8 million, $347.5 million and $319 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

Future Obligations

  Pursuant to amendments made in 1990 to the Federal Clean Air Act and the California Clean Air Act, the Group is required to reduce its nitrogen oxide
(NOx) emissions. To fulfill these requirements one of the Group retrofitted its combustion turbines to employ a Dry-Lo NOx (DLN) technology. One of the Group is scheduled to complete the retrofit of its combustion turbines to coincide with maintenance overhauls scheduled through 1999. Such Group's management estimates the future obligations of these DLN conversions will be $22.4 million. The Group will capitalize $11.6 million of these costs related to the DLN conversions. It is further anticipated that operating cash flows will be used to fund the DLN conversions.

Ship-or-Pay

  Pursuant to the Master Agreement, entered into as of December 1, 1994, certain of the Group executed a Security of Supply Agreement with an affiliated partnership of EME and Texaco. Such Group has agreed to accept and underwrite, on a pro-rata basis, a portion of Texaco's commitment pursuant to the transportation agreement (the Transportation Agreement) between Texaco, the Mojave Pipeline Company (Mojave) and the El Paso Pipeline Company (El Paso), dated February 15, 1989 and extending through March 31, 2008. The Company has agreed that Mojave and El Paso shall be the exclusive means of delivery for certain of the Group of the lesser of 75% of the annual total natural gas fuel requirements for such Group and 52,012,500 MMBtu per year.

  Except upon the occurrence of certain permissible events, two of the Group are subject to certain terms and conditions, whereby failure to transport the required quantity of natural gas on the Mojave Pipeline will result in the Group paying $0.63 per deficit MMBtu. Such Group will share any ship-or-pay liabilities on a pro-rata basis (as defined in the Transportation Agreement) with the affiliated partnership.

  For each of the years in the three-year period ended December 31, 1997, the transportation quantities required under the Transportation Agreement were met. It is the opinion of the relevant Group's management that these commitments will continue to be met based upon current projections for the operations of such Group's facilities.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EDISON MISSION ENERGY
                                 (Registrant)

By:                         /s/ James V. Iaco, Jr.
     ---------------------------------------------------------------------
     JAMES V. IACO, JR., SENIOR VICE PRESIDENT and CHIEF FINANCIAL OFFICER

Date:                           March 30, 1998
     --------------------------------------------------------------------------


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                         Title                                  Date
         ---------                                         -----                                  ----
Principle Executive Officer:

/s/ Edward R. Muller                           President and Chief Executive Officer          March 30, 1998

Controller or Principal Accounting Officer:

/s/ Thomas E. Legro                               Vice President and Controller               March 30, 1998


Majority of Board of Directors:

/s/ Alan J. Fohrer                                    Chairman of the Board                   March 30, 1998

/s/ Robert M. Edgell                                         Director                         March 30, 1998

/s/ Bryant C. Danner                                         Director                         March 30, 1998