Form 10-Q
period 1998-03-31
EDISON MISSION ENERGY
filed 1998-05-15
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                     --------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------


                        Commission File Number 1-13434



                             Edison Mission Energy
            (Exact name of registrant as specified in its charter)

            California                                  95-4031807
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

     18101 Von Karman Avenue
     Irvine, California                                    92612
   (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (714) 752-5588



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES  X     NO
                                                      ---       ---
  Number of shares outstanding of the registrant's Common Stock as of May 15, 1998: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS



Item                                                                        Page
----                                                                        ----


                        PART I - Financial Information

1.  Financial Statements...................................................   1

2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................   9


                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K.......................................  15


                                   PART III

    Signatures.............................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)


                                                           (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        1998         1997
                                                      --------     --------
Operating Revenues
 Electric revenues                                    $198,797     $236,077
 Equity in income from energy projects                  17,567       23,325
 Equity in income from oil and gas                       5,465       16,735
 Operation and maintenance services                     10,077        8,873
                                                      --------     --------

      Total operating revenues                         231,906      285,010
                                                      --------     --------

Operating Expenses
 Fuel                                                   48,637       55,617
 Plant operations                                       29,598       34,708
 Operation and maintenance services                      7,391        6,253
 Depreciation and amortization                          22,782       30,034
 Administrative and general                             24,172       24,793
                                                      --------     --------

     Total operating expenses                          132,580      151,405
                                                      --------     --------

 Income from operations                                 99,326      133,605
                                                      --------     --------

Other Income (Expense)
 Interest and other income                              14,584        5,794
 Interest expense                                      (45,725)     (52,894)
 Dividends on preferred securities                      (3,297)      (3,263)
 Minority interest                                        (808)     (27,973)
                                                      --------     --------
     Total other income (expense)
                                                       (35,246)     (78,336)
 Income before income taxes                           --------     --------

 Provision for income taxes                             64,080       55,269

                                                        26,380       22,685
                                                      --------     --------

Net Income                                            $ 37,700     $ 32,584
                                                      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                          (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
Net Income                                              $37,700  $ 32,584
Other comprehensive income (expense), net of tax:
  Foreign currency translation adjustments
    net of income tax (expense) benefit of
    $(1,099) in 1998 and $3,341 in 1997                   8,315   (26,901)
                                                        -------  --------

Comprehensive Income                                    $46,015  $  5,683
                                                        =======  ========


The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   (Unaudited)
                                                    March 31,      December 31,
                                                      1998            1997
                                                   ----------      -----------
Assets

Current Assets
 Cash and cash equivalents                         $  672,711       $  585,883
 Accounts receivable--trade                            61,578           76,935
 Accounts receivable--affiliates                       26,245           18,139
 Prepaid expenses and other                            22,302           13,630
                                                   ----------       ----------

  Total current assets                                782,836          694,587
                                                   ----------       ----------

Investments
 Energy projects                                      854,350          852,688
 Oil and gas                                           74,750           67,101
                                                   ----------       ----------
  Total investments                                   929,100          919,789
                                                   ----------       ----------

Property, Plant and Equipment                       3,207,850        3,142,551
 Less accumulated depreciation and amortization       220,956          201,564
                                                   ----------       ----------

   Net property, plant and equipment                2,986,894        2,940,987
                                                   ----------       ----------

Other Assets
 Long-term receivables                                 26,906           25,957
 Goodwill                                             316,925          312,606
 Restricted cash and other                             59,636           91,219
                                                   ----------       ----------

   Total other assets                                 403,467          429,782
                                                   ----------       ----------

Total Assets                                       $5,102,297       $4,985,145
                                                   ==========       ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                     (Unaudited)
                                                      March 31,    December 31,
                                                        1998          1997
                                                     ----------    -----------
Liabilities and Shareholder's Equity

Current Liabilities
  Accounts payable--affiliates                       $    6,460     $   13,381
  Accounts payable and accrued liabilities              222,116        208,411
  Interest payable                                       40,321         42,627
  Current maturities of long-term obligations            74,615         75,383
                                                     ----------     ----------

      Total current liabilities                         343,512        339,802
                                                     ----------     ----------

Long-Term Obligations, Net of Current Maturities      2,560,230      2,532,121
                                                     ----------     ----------

Long-Term Deferred Liabilities
  Deferred taxes and tax credits                        548,813        517,391
  Deferred revenue                                      540,445        541,176
  Other                                                  75,534         68,951
                                                     ----------     ----------

      Total long-term deferred liabilities            1,164,792      1,127,518
                                                     ----------     ----------

      Total liabilities                               4,068,534      3,999,441
                                                     ----------     ----------

Minority Interests                                       11,340          9,102
                                                     ----------     ----------

Company - Obligated Mandatorily Redeemable
 Security of Partnership Holding Solely Parent
 Debentures                                             150,000        150,000
                                                     ----------     ----------

Commitments and Contingencies (Note 3)

Shareholder's Equity
  Common stock, no par value; 10,000 shares
    authorized; 100 shares issued and outstanding        64,130         64,130
  Additional paid-in capital                            629,406        629,406
  Retained earnings                                     140,126        102,620
  Cumulative translation adjustments                     38,761         30,446
                                                     ----------     ----------

      Total shareholder's equity                        872,423        826,602
                                                     ----------     ----------

Total Liabilities and Shareholder's Equity           $5,102,297     $4,985,145
                                                     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
Cash Flows From Operating Activities
 Net income                                                $ 37,700   $ 32,584
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in income from energy projects                    (17,567)   (23,325)
   Equity in income from oil and gas                         (5,465)   (16,735)
   Distributions from energy projects                        37,264     20,552
   Dividends from oil and gas                                   275         --
   Depreciation and amortization                             22,782     30,034
   Deferred taxes and tax credits                            24,904      6,247
 Decrease (increase) in accounts receivable                   7,251    (10,254)
 Decrease in prepaid expenses and other                       2,958      2,209
 Decrease in interest payable                                (2,306)    (9,202)
 Increase in accounts payable and accrued liabilities        15,390     26,139
 Other, net                                                 (19,823)    (4,341)
                                                           --------   --------
   Net cash provided by operating activities                103,363     53,908
                                                           --------   --------

Cash Flows From Financing Activities
 Borrowings on long-term obligations                         20,133      5,677
 Payments on long-term obligations                          (22,832)   (45,087)
                                                           --------   --------
   Net cash used in financing activities                     (2,699)   (39,410)
                                                           --------   --------

Cash Flows From Investing Activities
 Investments in energy projects                                (227)   (23,988)
 Loans to energy projects                                   (15,400)   (10,333)
 Purchase of common stock of acquired companies              (4,109)        --
 Capital expenditures                                       (28,209)    (5,276)
 Decrease (increase) in restricted cash                      32,956       (498)
 Other, net                                                  (1,478)   (10,150)
                                                           --------   --------

   Net cash used in investing activities                    (16,467)   (50,245)
                                                           --------   --------

 Effect of exchange rate changes on cash                      2,631     (8,691)
                                                           --------   --------

 Net increase (decrease) in cash and cash equivalents        86,828    (44,438)
 Cash and cash equivalents at beginning of period           585,883    383,634
                                                           --------   --------

 Cash and cash equivalents at end of period                $672,711   $339,196
                                                           ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


NOTE 1. GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

  Edison Mission Energy's (the "Company") significant accounting policies are described in Note 2 to the Company's Consolidated Financial Statements as of December 31, 1997 and 1996, included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. The Company follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

  Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2.  INVESTMENTS

  The following table presents summarized financial information with respect to the energy projects and oil and gas investments, accounted for by the equity method:

                                                              (In thousands)
                                                                (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Energy Projects
Operating Revenues                                          $343,057  $377,194
Income from Operations                                        59,931    76,196
Net Income                                                    36,321    56,375

Oil and Gas
Operating Revenues                                          $ 57,465  $ 97,419
Income from Operations                                        15,688    39,182
Net Income                                                    12,480    31,284

NOTE 3.  COMMITMENTS AND CONTINGENCIES

Firm Commitments to Contribute Project Equity

  Projects                   Local Currency                U.S. ($ in millions)
  --------                   --------------                --------------------
  Paiton (i)                                                       121
  ISAB (ii)                  244 billion Italian Lira              134
  Doga (iii)                                                        16


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

Contingent Obligations to Contribute Project Equity

  Projects                                     U.S. ($ in millions)
  --------                                     --------------------
  Paiton (i)                                            141
  Doga (i)                                               19
  All Other                                              25

(i) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

     Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

  Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1998, if payment were required, would be $262 million.

Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project. In 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, non-recourse financing for the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with the 1997 refinancing, the Company agreed to indemnify BNY and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. The Company believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

  The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $59 million at March 31, 1998.

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

  The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.


GENERAL
-------

   The Company is one of the leading global producers of electricity. Through its subsidiaries, the Company is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. The Company's investments include 51 projects totaling 9,285 megawatts (MW) of generation capacity, of which 7,363 are in operation and 1,922 are under construction.

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

ACQUISITION
-----------

   In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of the Company, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000-MW Loy Yang B Power Station (Loy Yang B). Edison Mission Energy Australia Limited (EMEA), a subsidiary of the Company (together with other wholly owned affiliates of the Company), acquired 51% of Loy Yang B from the State in December 1992. In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with EMEA to purchase its share of the plant output. Loy Yang B's principal assets consist of two 500-MW units fired by brown coal located near Melbourne, Australia.

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

   The acquisition has been accounted for utilizing the purchase method. The excess of the purchase price, including tax effects, over the carrying value of the net assets acquired was allocated to property, plant and equipment. The value associated with the termination of the existing power purchase agreement and other related agreements is reflected as deferred revenue in the accompanying consolidated balance sheet and is being amortized to income utilizing the unit-of-production method over the life of the new power sales contracts of 20 years. The consolidated statement of income for the three months ended March 31, 1998 reflects the operations under the new contracts and the elimination of the minority interest of the acquired business.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues decreased $53.1 million for the first quarter of 1998, compared with the first quarter of 1997, resulting primarily from decreases in electric revenues. Electric revenues were lower in the first quarter of 1998 primarily due to Loy Yang B's new series of power sales-related contracts associated with the 49% acquisition in May 1997. Revenues from the First Hydro project increased $12.8 million, attributable to higher energy revenues as a result of higher energy prices and increased utilization, partially offset by lower capacity prices in 1998.

   Equity in income from energy projects decreased $5.8 million during the first quarter of 1998, compared with the same prior year period. The decrease was principally due to lower electric and steam revenues for several cogeneration projects due to lower oil and gas prices upon which the revenues are based.

   Equity in income from oil and gas investments decreased $11.3 million during the first quarter of 1998, compared with the same prior year period. The decrease was primarily due to lower oil and gas prices.

OPERATING EXPENSES Operating expenses decreased $18.8 million for the first quarter of 1998, compared with the first quarter of 1997. The decrease was principally due to lower fuel, plant operations and depreciation and amortization expenses. The decrease in fuel expense was primarily due to the new fuel supply agreement entered into by Loy Yang B related to the 49% acquisition in May 1997, partially offset by higher fuel expense for First Hydro as a result of higher prices and increased generation. The decrease in plant operations expense was primarily due to Loy Yang B and Lakeland's lower operating and maintenance costs and from First Hydro's lower transmission costs caused by reduced rates. The decrease in depreciation and amortization resulted from an extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years (the projected economic life of the plant).

OTHER INCOME (EXPENSE) Interest and other income increased $8.8 million in the first quarter of 1998, compared with the first quarter of 1997. The increase was primarily due to interest earned on higher cash balances.

   Interest expense, net of capitalized interest, decreased $7.2 million in the first quarter of 1998, compared with the corresponding period in 1997. The decrease was primarily due to Loy Yang B's lower interest rate due to the refinancing in May 1997 in connection with the 49% acquisition.

   Minority interest expense decreased $27.2 million for the first quarter of 1998, compared with the corresponding period in 1997. The decrease resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997.

PROVISION FOR INCOME TAXES The Company recorded an effective tax provision rate of 41% for the three-month period ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES For the three months ended March 31, 1998, net cash provided by operating activities increased to $103.4 million from $53.9 million for the three months ended March 31, 1997. The 1998 improvement primarily reflects higher net income, higher distributions from energy projects and a decrease in working capital requirements principally due to higher accounts receivable collections from First Hydro.

   Net cash used in financing activities totaled $2.7 million during the first three months of 1998, compared to $39.4 million in 1997. The 1998 decline is primarily due to lower debt payments and an increase in borrowings related to the Doga project which commenced construction in April 1997. The lower debt payments principally relate to Kwinana's construction loan repayment made in January 1997.

   Net cash used in investing activities decreased to $16.5 million for the three months ended March 31, 1998 from $50.2 million for the three months ended March 31, 1997. The decrease resulted from a reduction in the amount of contributions made to energy projects under construction and from a reduction in restricted cash balances required for debt payments. An increase in capital expenditures in 1998, principally related to the Doga project, partially offset the decrease.

   At March 31, 1998, the Company had cash and cash equivalents of $672.7 million and had available $409 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

Firm Commitments to Contribute Project Equity

  Projects                  Local Currency                 U.S. ($ in millions)
  --------                  --------------                 --------------------
  Paiton (i)                                                        121
  ISAB (ii)                 244 billion Italian Lira                134
  Doga (iii)                                                         16

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

Contingent Obligations to Contribute Project Equity

  Projects                                     U.S. ($ in millions)
  --------                                     --------------------
  Paiton (i)                                           141
  Doga (i)                                              19
  All Other                                             25

(i) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during plant construction.

     Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

     Certain of the Company's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1998, if payment were required, would be $262 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of the Company owns 50% of the project. In 1997, the Brooklyn Navy Yard project partnership completed a $407 million permanent, non-recourse financing for the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with the 1997 refinancing, the Company agreed to indemnify BNY and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. The Company believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

     The Company's projected construction expenditures that will be funded utilizing non-recourse project financing are $59 million at March 31, 1998.

   The Company and its subsidiaries may incur additional obligations to make equity and other contributions to projects in the future. The Company believes that it will have sufficient liquidity on both a short and long-term basis to fund pre-financing project development costs, make equity contributions to partnerships, pay corporate debt obligations and pay other administrative and general expenses as they are incurred from (1) distributions from energy projects and dividends from investments in oil and gas, (2) proceeds from the repayment of loans to energy projects and (3) funds available from the Company's revolving credit facility.

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on the Company's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. The Company has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense included $6.1 million and $2.6 million for the three months ended March 31, 1998 and 1997, respectively, as a result of interest rate swap and collar agreements. The Company has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collar occurs prior to the final maturity of the underlying debt. The Company does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

   Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of 10 or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $30.2 million for the three-month period ended March 31, 1998, compared to a $15.2 million increase for the corresponding period in 1997, as a result of electricity rate swap agreements.

   Loy Yang B sells their electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate the exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. Loy Yang B's electric revenues were increased by $20.5 million for the three-month period ended March 31, 1998 as a result of hedging contract arrangements. The State Hedge and Vesting Contracts were entered into in connection with the 49% acquisition of Loy Yang B in May 1997, and therefore electric revenues were not impacted prior to May 1997.

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

   Construction on the two-unit Paiton project is approximately 91% completed, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. A Presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation.

   The electric power generated by the Company's domestic operating projects is generally sold to electric utilities pursuant to long-term (typically, 15 to 30-year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, the Company structured its power sales contracts so that fluctuations in fuel costs would produce similar fluctuations in electric and/or steam revenues and entered into long-term fuel supply and transportation agreements.

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

   The Company completed a review of some of its sites in 1995 and does not believe that a material liability exists as of March 31, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on the Company's financial position or results of operations.


PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

 Exhibit No.          Description
 -----------          -----------
    27                Financial Data Schedule


 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Edison Mission Energy
                                                    ---------------------
                                                        (Registrant)


Date: May 14, 1998                                  /s/ JAMES V. IACO, JR.
------------------                                  -------------------------
                                                        JAMES V. IACO, JR.,
                                                    Senior Vice President and
                                                     Chief Financial Officer