Form 10-Q
period 1998-06-30
EDISON MISSION ENERGY
filed 1998-08-14
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998
                                    -------------

                                         or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______


                        Commission File Number 1-13434



                             Edison Mission Energy
             (Exact name of registrant as specified in its charter)

         California                                 95-4031807
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  18101 Von Karman Avenue
  Irvine, California                                   92612
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (949) 752-5588


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  YES  [X]    NO  [_]

     Number of shares outstanding of the registrant's Common Stock as of August 14, 1998: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                         PART I - Financial Information

1.  Financial Statements..................................................    1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................   10


                          PART II - Other Information

5.  Other Information.....................................................   18

6.  Exhibits and Reports on Form 8-K......................................   18


                                    PART III


  Signatures..............................................................   19

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                          (Unaudited)                              (Unaudited)
                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                             --------------------------------------   --------------------------------------
                                                    1998                1997                1998                 1997
                                             ------------------   -----------------   -----------------   ------------------
Operating Revenues
   Electric revenues                                  $144,402            $166,266            $343,199            $ 402,343
   Equity in income from energy projects                48,225              37,856              65,792               61,181
   Equity in income from oil and gas                     4,962               5,991              10,427               22,726
   Operation and maintenance services                    9,725              11,368              19,802               20,241
                                                      --------            --------            --------            ---------

       Total operating revenues                        207,314             221,481             439,220              506,491
                                                      --------            --------            --------            ---------
Operating Expenses
   Fuel                                                 41,075              48,138              89,712              103,755
   Plant operations                                     32,871              31,539              62,469               66,247
   Operation and maintenance services                    6,888               8,188              14,279               14,441
   Depreciation and amortization                        22,378              26,139              45,160               56,173
   Administrative and general                           32,990              20,852              57,162               45,645
                                                      --------            --------            --------            ---------

       Total operating expenses                        136,202             134,856             268,782              286,261
                                                      --------            --------            --------            ---------

   Income from operations                               71,112              86,625             170,438              220,230
                                                      --------            --------            --------            ---------
Other Income (Expense)
   Interest and other income                             9,783               7,390              23,219               13,184
   Gain on sale of assets                                    -              26,642               1,148               26,642
   Interest expense                                    (45,160)            (52,983)            (90,885)            (105,877)
   Dividends on preferred securities                    (3,304)             (3,297)             (6,601)              (6,560)
   Minority interest                                      (788)             (9,732)             (1,596)             (37,705)
                                                      --------            --------            --------            ---------

       Total other income (expense)                    (39,469)            (31,980)            (74,715)            (110,316)
                                                      --------            --------            --------            ---------

   Income before income taxes                           31,643              54,645              95,723              109,914

   Provision for income taxes                           13,055              22,064              39,435               44,749
                                                      --------            --------            --------            ---------

Income before extraordinary loss                      $ 18,588            $ 32,581            $ 56,288            $  65,165
Extraordinary loss on early
 extinguishment of debt, net of
 income tax benefit                                          -             (13,126)                  -              (13,126)
                                                      --------            --------            --------            ---------

Net Income                                            $ 18,588            $ 19,455            $ 56,288            $  52,039
                                                      ========            ========            ========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                      (Unaudited)                           (Unaudited)
                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                           ----------------------------------   -----------------------------------
                                                 1998              1997               1998               1997
                                           ----------------   ---------------   ----------------   ----------------

Net Income                                         $18,588            $19,455            $56,288          $ 52,039
Other comprehensive income (expense),
 net of tax:
   Foreign currency translation
       adjustments net of income
       tax benefit (expense) of
       $199 and $(550) for the
       three months and $(900) and
       $2,791 for the six months
       ended June 30, 1998 and
       1997, respectively                           (7,577)             7,266                738           (19,635)
                                                   -------            -------            -------          --------

Comprehensive Income                               $11,011            $26,721            $57,026          $ 32,404
                                                   =======            =======            =======          ========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      (Unaudited)
                                                                        June 30,              December 31,
                                                                          1998                    1997
                                                                 ----------------------   --------------------
Assets

Current Assets
   Cash and cash equivalents                                                $  666,595              $  585,883
   Accounts receivable - trade                                                  63,720                  76,935
   Accounts receivable - affiliates                                             25,459                  18,139
   Prepaid expenses and other                                                   21,024                  13,630
                                                                            ----------              ----------
       Total current assets
                                                                               776,798                 694,587
                                                                            ----------              ----------
Investments
   Energy projects                                                             893,434                 852,688
   Oil and gas                                                                  59,223                  67,101
                                                                            ----------              ----------

       Total investments                                                       952,657                 919,789
                                                                            ----------              ----------

Property, Plant and Equipment                                                3,114,671               3,142,551
   Less accumulated depreciation and amortization                              222,268                 201,564
                                                                            ----------              ----------

       Net property, plant and equipment                                     2,892,403               2,940,987
                                                                            ----------              ----------
Other Assets
   Long-term receivables                                                        28,235                  25,957
   Goodwill                                                                    313,499                 312,606
   Restricted cash and other                                                    65,665                  91,219
                                                                            ----------              ----------

       Total other assets                                                      407,399                 429,782
                                                                            ----------              ----------

Total Assets                                                                $5,029,257              $4,985,145
                                                                            ==========              ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      (Unaudited)
                                                                        June 30,              December 31,
                                                                          1998                    1997
                                                                 ----------------------   --------------------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                                             $    6,888             $   13,381
   Accounts payable and accrued liabilities                                     203,832                208,411
   Interest payable                                                              52,366                 42,627
   Current maturities of long-term obligations                                   81,456                 75,383
                                                                             ----------             ----------

       Total current liabilities                                                344,542                339,802
                                                                             ----------             ----------

Long-Term Obligations Net of Current Maturities                               2,509,437              2,532,121
                                                                             ----------             ----------

Long-Term Deferred Liabilities
   Deferred taxes and tax credits                                               561,080                517,391
   Deferred revenue                                                             505,687                541,176
   Other                                                                         62,183                 68,951
                                                                             ----------             ----------

       Total long-term deferred liabilities                                   1,128,950              1,127,518
                                                                             ----------             ----------

       Total liabilities                                                      3,982,929              3,999,441
                                                                             ----------             ----------

Minority Interests                                                               13,004                  9,102
                                                                             ----------             ----------

Company - Obligated Mandatorily Redeemable
   Security of Partnership Holding Solely Parent
   Debentures                                                                   150,000                150,000
                                                                             ----------             ----------

Commitments and Contingencies (Note 3)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding                               64,130                 64,130
   Additional paid-in capital                                                   629,406                629,406
   Retained earnings                                                            158,604                102,620
   Cumulative translation adjustments                                            31,184                 30,446
                                                                             ----------             ----------

       Total shareholder's equity                                               883,324                826,602
                                                                             ----------             ----------

Total Liabilities and Shareholder's Equity                                   $5,029,257             $4,985,145
                                                                             ==========             ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  (Unaudited)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                            1998               1997
                                                                      ----------------   ----------------
Cash Flows From Operating Activities
   Net income                                                              $ 56,288         $   52,039
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Equity in income from energy projects                                (65,792)           (61,181)
       Equity in income from oil and gas                                    (10,427)           (22,726)
       Distributions from energy projects                                    51,222             45,182
       Dividends from oil and gas                                            19,112             23,749
       Depreciation and amortization                                         45,160             56,173
       Deferred taxes and tax credits                                        37,194            (23,328)
       Gain on sale of assets                                                (1,148)           (26,642)
       Extraordinary loss on early extinguishment of debt, net
        of tax                                                                   --             13,126
   Decrease in accounts receivable                                            5,895             11,099
   Decrease in prepaid expenses and other                                     4,236              3,404
   Increase (decrease) in accounts payable and accrued
    liabilities                                                             (17,076)             7,987
   Increase in interest payable                                               9,739              8,146
   Other, net                                                               (10,767)            (2,712)
                                                                           --------         ----------
       Net cash provided by operating activities                            123,636             84,316
                                                                           --------         ----------
Cash Flows From Financing Activities
   Borrowings on long-term obligations                                       57,541          1,079,609
   Payments on long-term obligations                                        (45,424)          (784,800)
   Cash dividend to parent                                                      --            (122,000)
                                                                           --------         ----------
       Net cash provided by financing activities                             12,117            172,809
                                                                           --------         ----------
Cash Flows From Investing Activities
   Investments in energy projects                                            (5,381)           (41,020)
   Loans to energy projects                                                 (22,937)           (18,950)
   Purchase of common stock of acquired companies                            (4,109)           (63,983)
   Proceeds from sale of assets                                               4,100             71,166
   Capital expenditures                                                     (53,342)           (57,851)
   Decrease (increase) in restricted cash                                    32,093            (17,343)
   Other, net                                                                (3,967)           (16,983)
                                                                           --------         ----------
       Net cash used in investing activities                                (53,543)          (144,964)
                                                                           --------         ----------

Effect of exchange rate changes on cash                                      (1,498)           (12,580)
                                                                           --------         ----------

Net increase in cash and cash equivalents                                    80,712             99,581
Cash and cash equivalents at beginning of period                            585,883            383,634
                                                                           --------         ----------

Cash and cash equivalents at end of period                                 $666,595         $  483,215
                                                                           ========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 1. GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

  Edison Mission Energy's (EME) significant accounting policies are described in
Note 2 to EME's Consolidated Financial Statements as of December 31, 1997 and 1996, included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. EME follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

  Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2. INVESTMENTS

  The following table presents summarized financial information of the investments in energy projects and oil and gas accounted for by the equity method:


                                                           (In thousands)
                                          (Unaudited)                          (Unaudited)
                                       Three Months Ended                   Six Months Ended
                                            June 30,                            June 30,
                                --------------------------------   -----------------------------------
                                     1998             1997               1998               1997
                                --------------   ---------------   -----------------   ---------------
Energy Projects
Operating Revenues                    $379,045          $360,510            $722,102          $737,704
Income from Operations                  94,844            98,682             154,775           174,878
Net Income                              66,693            67,728             103,014           124,103

Oil and Gas
Operating Revenues                    $ 48,483          $ 62,856            $105,948          $160,275
Income from Operations                  12,994            22,866              28,682            62,048
Net Income                               8,626            12,683              21,106            43,967

NOTE 3. COMMITMENTS AND CONTINGENCIES

Firm Commitments to Contribute Project Equity

Projects                    Local Currency             U.S. ($ in millions)
--------                    --------------             --------------------
ISAB (i)               244 billion Italian Lira                    137
Paiton (ii)                                                        108
Tri Energy (iii)                                                    25
Doga (iv)                                                           11

(i) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(ii) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

(iii) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid 2000.

(iv) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

      Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                         U.S. ($ in millions)
--------                                         --------------------
Paiton (i)                                                141
Tri Energy (i)                                             20
Doga (i)                                                   15
All Other                                                  27

(i) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction or certain partner obligations.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1998, if payment were required, would be $265 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Construction on the two-unit Paiton project is approximately 93% completed, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. A presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation.

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, EME agreed to indemnify BNY and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $50 million at June 30, 1998.

  On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station, one of the largest coal-fired generating plants in the mid-Atlantic region of the United States, for approximately $1.8 billion. Homer City is jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation. The plant is located approximately 45 miles northeast of Pittsburgh, Pennsylvania. The sale is subject to approval by the Pennsylvania Public Utility Commission, the New York State Public Service Commission and other regulatory agencies and is expected to be completed by the first quarter of 1999. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt and cash.

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

  EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.

GENERAL
-------

  Edison Mission Energy (EME) is one of the leading global producers of electricity. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's investments include 52 projects totaling 9,985 megawatts (MW) of generation capacity, of which 7,363 are in operation and 2,622 are under construction.

  EME's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

  Electric revenues are derived from consolidated results of operations of several international entities. Equity in income from energy projects primarily relates to EME's ownership interest of 50% or less in projects. The equity method of accounting is generally used to account for the operating results of entities over which EME has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities.

ACQUISITION
-----------

  In May 1997, Mission Energy Development Australia Pty Ltd, a subsidiary of EME, completed a transaction with the State Government of Victoria (State) acquiring the State's 49% interest in the 1,000-MW Loy Yang B Power Station (Loy Yang B). EME, through its subsidiaries, owns 100% of Loy Yang B.

  The acquisition was accounted for utilizing the purchase method. The consolidated statement of income for the six months ended June 30, 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning in May 1997.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues decreased $14.2 million and $67.3 million for the second quarter and six months ended June 30, 1998, respectively, compared with the corresponding periods of 1997, resulting primarily from decreases in electric revenues. Electric revenues were lower in both periods primarily due to Loy

Yang B's new series of power sales-related contracts associated with the 49% acquisition in May 1997. The decreases were partially offset by an increase of $13.8 million in revenues from the First Hydro project, attributable to higher energy revenues as a result of higher energy prices for the six months ended June 30, 1998.

  Equity in income from energy projects increased $10.4 million and $4.6 million for the second quarter and six months ended June 30, 1998, respectively, compared with the corresponding periods of 1997. These increases were principally due to earnings from a geothermal project which were previously deferred, partially offset by lower electric and steam revenues for several cogeneration projects due to lower oil and gas prices upon which the revenues are based.

  Equity in income from oil and gas investments decreased $1.0 million and $12.3 million for the second quarter and six months ended June 30, 1998, respectively, compared with the same prior year periods. The decreases were primarily due to lower oil and gas prices.

OPERATING EXPENSES Operating expenses increased $1.3 million and decreased $17.5 million for the second quarter and six months ended June 30, 1998, respectively, compared with the same prior year periods. The decrease was principally due to lower fuel and depreciation and amortization expenses, partially offset by higher administrative and general expenses. The decrease in fuel expense was primarily due to the new fuel supply agreement entered into by Loy Yang B related to the 49% acquisition in May 1997, partially offset by higher fuel expense for First Hydro as a result of higher prices and increased generation in 1998. The decrease in depreciation and amortization expense resulted from an extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years, the projected economic life of the plant. The increase in administrative and general expenses was primarily due to increased project development costs.

OTHER INCOME (EXPENSE) Interest and other income increased $2.4 million and $10.0 million, for the second quarter and six months ended June 30, 1998, respectively, compared with the same prior year periods. The increases were primarily due to interest earned on higher cash balances.

  Gain on sale of assets in 1997 was comprised of an after-tax gain of approximately $14 million on the sale of EME's ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd.

  Interest expense, net of capitalized interest, decreased $7.8 million and $15.0 million in the second quarter and six months ended June 30, 1998, respectively, compared with the corresponding periods in 1997. The decreases were due to a lower principal balance on the $450 million of securities issued by Edison Mission Energy Funding Corp. and higher capitalized interest in the second quarter of 1998 compared to the same period in 1997 as a result of higher accumulated construction expenditures.

  Minority interest expense decreased $8.9 million and $36.1 million for the second quarter and six months ended June 30, 1998, respectively, compared with the corresponding periods in 1997. The decreases resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997.

PROVISION FOR INCOME TAXES EME recorded an effective tax provision rate of 41% for the six-month periods ended June 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES For the six months ended June 30, 1998, net cash provided by operating activities increased to $123.6 million from $84.3 million for the same period in 1997. The 1998 improvement primarily reflects lower income taxes and higher net income and distributions from energy projects, partially offset by an increase in working capital requirements.

  Net cash provided by financing activities totaled $12.1 million during the first six months of 1998, compared to $172.8 million in 1997. The 1998 decrease is primarily due to the Loy Yang B financing of $964 million (1.265 billion Australian dollars), the proceeds of which were primarily used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) in May 1997, partially offset by a cash dividend paid to Edison International of $122 million in June 1997 and an increase in borrowings in 1998 related to the Doga project which commenced construction in April 1997.

  Net cash used in investing activities decreased to $53.5 million for the six months ended June 30, 1998 from $145.0 million for the six months ended June 30, 1997. The decrease is primarily due to the purchase of common stock of acquired companies related to the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997, a reduction in restricted cash balances required for debt payments in 1998 and lower investments in energy projects. These were partially offset by the proceeds from the sale of EME's ownership interest in B.C. Star in April 1997.

  At June 30, 1998, EME had cash and cash equivalents of $666.6 million and had available $411 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

Firm Commitments to Contribute Project Equity

Projects               Local Currency               U.S. ($ in millions)
--------               --------------               --------------------
ISAB (i)           244 billion Italian Lira                  137
Paiton (ii)                                                  108
Tri Energy (iii)                                              25
Doga (iv)                                                     11

(i) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(ii) Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

(iii) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid 2000.

(iv) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the first half of 1999.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                     U.S. ($ in millions)
-----------------                            --------------------
Paiton (i)                                           141
Tri Energy (i)                                        20
Doga (i)                                              15
All Other                                             27

(i) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction or certain partner obligations.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1998, if payment were required, would be $265 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, EME agreed to indemnify BNY and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its financial position or results of operations.

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $50 million at June 30, 1998.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY
FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS    Changes in interest rates,
changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $11.9 million and $6.7 million for the six months ended June 30, 1998 and 1997, respectively, as a result of interest rate swap and collar agreements. EME has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collars occur prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

  Projects in the U.K. currently sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $29.2 million for the six month period ended June 30, 1998, compared to a $20.4 million increase for the corresponding period in 1997, as a result of electricity rate swap agreements. The structure of the forward contracts market and the pool is currently under review by the Director General of Electricity Supply at the request of the Minister for Science, Energy and Industry in the U.K. and a report is expected in the third quarter of 1998.

  Loy Yang B sells their electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate the exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. Loy Yang B's electric revenues were increased by $40.9 million for the six-month period ended June 30, 1998, compared to a $14.3 million increase for the corresponding period in 1997, as a result of hedging contract arrangements. The State Hedge and Vesting Contracts were entered into in connection with the 49% acquisition of Loy Yang B in May 1997, and therefore electric revenues were not impacted prior to May 1997.

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

  Construction on the two-unit Paiton project is approximately 93% completed, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. A presidential decree has deemed some power plants, but not including the Paiton project, subject to review, postponement or cancellation.

  The electric power generated by EME's domestic operating projects is generally sold to electric utilities pursuant to long-term (typically, 15 to 30-year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structured its power sales contracts so that fluctuations in fuel costs would produce similar fluctuations in electric and/or steam revenues and entered into long-term fuel supply and transportation agreements.

ENVIRONMENTAL MATTERS EME is subject to environmental regulation by federal, state and local authorities in the U.S. and foreign regulatory authorities with jurisdiction over projects located outside the U.S. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.

  EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of June 30, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE EME is continuing its operational review at its power projects and does not anticipate material costs to be incurred associated with resolving the issue.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective in January 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. A derivative's gains and losses for qualifying hedges offset related results on the hedged item in the income statement and a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The impact of adopting Statement 133 on EME's financial statements has not been quantified at this time.

RECENT DEVELOPMENTS On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station, one of the largest coal-fired generating plants in the mid-Atlantic region of the United States, for approximately $1.8 billion. Homer City, jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation, is the only major regional coal-fired facility with direct high voltage interconnection to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool without access charges. The plant is located approximately 45 miles northeast of Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region.

  The sale is subject to approval by the Pennsylvania Public Utility Commission, the New York State Public Service Commission and other regulatory agencies and is expected to be completed by the first quarter of 1999. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt and cash. The acquisition is expected to have no effect on earnings in 1999 and a positive effect on earnings in 2000 and beyond.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

OTHER EVENTS On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station, one of the largest coal-fired generating plants in the mid-Atlantic region of the United States, for approximately $1.8 billion. Homer City, jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation, is the only major regional coal-fired facility with direct high voltage interconnection to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool without access charges. The plant is located approximately 45 miles northeast of Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region.

  The sale is subject to approval by the Pennsylvania Public Utility Commission, the New York State Public Service Commission and other regulatory agencies and is expected to be completed by the first quarter of 1999. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt and cash. The acquisition is expected to have no effect on earnings in 1999 and a positive effect on earnings in 2000 and beyond.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.    Description
    -----------    -----------
        27         Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Edison Mission Energy
                                                 ---------------------
                                                      (Registrant)

Date: August 13, 1998                            /s/ JAMES V. IACO, JR.
---------------------                            ----------------------
                                                   JAMES V. IACO, JR.,
                                                Senior Vice President and
                                                 Chief Financial Officer