Form 10-Q
period 1998-09-30
EDISON MISSION ENERGY
filed 1998-11-13
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1998
                                    ----------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ------------------


                        Commission File Number 1-13434



                             Edison Mission Energy
            (Exact name of registrant as specified in its charter)

              California                                 95-4031807
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

        18101 Von Karman Avenue
        Irvine, California                                 92612
     (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (949) 752-5588


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Number of shares outstanding of the registrant's Common Stock as of November 13, 1998: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS



Item                                                                     Page
----                                                                     ----

                         PART I - Financial Information

1.  Financial Statements....................................................1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................10


                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K.......................................21


                                    PART III

    Signatures.............................................................22

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                   (Unaudited)               (Unaudited)
                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             -----------------------   -----------------------
                                                1998         1997         1998         1997
                                             ----------   ----------   ----------   ----------
Operating Revenues
   Electric revenues                           $132,398     $143,919    $ 475,597    $ 546,262
   Equity in income from energy projects         81,174       73,857      146,966      135,038
   Equity in income from oil and gas              3,155        6,244       13,582       28,970
   Operation and maintenance services            10,755       10,525       30,557       30,766
                                               --------     --------    ---------    ---------

       Total operating revenues                 227,482      234,545      666,702      741,036
                                               --------     --------    ---------    ---------
Operating Expenses
   Fuel                                          36,817       39,797      126,529      143,552
   Plant operations                              30,855       31,892       93,324       98,139
   Operation and maintenance services             7,725        8,137       22,004       22,578
   Depreciation and amortization                 20,773       24,027       65,933       80,200
   Administrative and general                    27,928       39,524       85,090       85,169
                                               --------     --------    ---------    ---------

       Total operating expenses                 124,098      143,377      392,880      429,638
                                               --------     --------    ---------    ---------

   Income from operations                       103,384       91,168      273,822      311,398
                                               --------     --------    ---------    ---------

Other Income (Expense)
   Interest and other income                      9,967        9,826       33,186       23,010
   Gain on sale of assets                            --           --        1,148       26,642
   Interest expense                             (46,930)     (53,737)    (137,815)    (159,614)
   Dividends on preferred securities             (3,304)      (3,304)      (9,905)      (9,864)
   Minority interest                               (484)        (789)      (2,080)     (38,494)
                                               --------     --------    ---------    ---------

       Total other income (expense)             (40,751)     (48,004)    (115,466)    (158,320)
                                               --------     --------    ---------    ---------

   Income before income taxes                    62,633       43,164      158,356      153,078

   Provision (credit) for income taxes           17,855       (2,937)      57,290       41,812
                                               --------     --------    ---------    ---------

Income before extraordinary loss               $ 44,778     $ 46,101    $ 101,066    $ 111,266
Extraordinary loss on early
 extinguishment of debt, net of
 income tax benefit                                  --           --           --      (13,126)
                                               --------     --------    ---------    ---------

Net Income                                     $ 44,778     $ 46,101    $ 101,066    $  98,140
                                               ========     ========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      (Unaudited)
                                                                     September 30,   December 31,
                                                                          1998          1997
                                                                     ------------    -----------
Assets

Current Assets
   Cash and cash equivalents                                           $  668,574     $  585,883
   Accounts receivable - trade                                             51,982         76,935
   Accounts receivable - affiliates                                         9,254         18,139
   Prepaid expenses and other                                              25,249         13,630
                                                                       ----------     ----------

       Total current assets                                               755,059        694,587
                                                                       ----------     ----------

Investments
   Energy projects                                                        942,125        852,688
   Oil and gas                                                             60,303         67,101
                                                                       ----------     ----------

       Total investments                                                1,002,428        919,789
                                                                       ----------     ----------

Property, Plant and Equipment                                           3,105,500      3,142,551
   Less accumulated depreciation and amortization                         234,569        201,564
                                                                       ----------     ----------

       Net property, plant and equipment                                2,870,931      2,940,987
                                                                       ----------     ----------

Other Assets
   Long-term receivables                                                   28,339         25,957
   Goodwill                                                               316,990        312,606
   Restricted cash and other                                               61,006         91,219
                                                                       ----------     ----------

       Total other assets                                                 406,335        429,782
                                                                       ----------     ----------

Total Assets                                                           $5,034,753     $4,985,145
                                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     (Unaudited)
                                                    September 30,  December 31,
                                                        1998          1997
                                                    ------------   -----------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                      $   14,006    $   13,381
   Accounts payable and accrued liabilities              206,751       208,411
   Interest payable                                       31,307        42,627
   Current maturities of long-term obligations           185,368        75,383
                                                      ----------    ----------

       Total current liabilities                         437,432       339,802
                                                      ----------    ----------

Long-Term Obligations Net of Current Maturities        2,372,927     2,532,121
                                                      ----------    ----------

Long-Term Deferred Liabilities
   Deferred taxes and tax credits                        575,888       517,391
   Deferred revenue                                      483,626       541,176
   Other                                                  65,006        68,951
                                                      ----------    ----------

       Total long-term deferred liabilities            1,124,520     1,127,518
                                                      ----------    ----------

       Total liabilities                               3,934,879     3,999,441
                                                      ----------    ----------

Minority Interests                                        14,877         9,102
                                                      ----------    ----------

Company - Obligated Mandatorily Redeemable
   Security of Partnership Holding Solely Parent
   Debentures                                            150,000       150,000
                                                      ----------    ----------

Commitments and Contingencies (Note 3)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
    authorized; 100 shares issued and outstanding         64,130        64,130
   Additional paid-in capital                            629,406       629,406
   Retained earnings                                     203,382       102,620
   Cumulative translation adjustments                     38,079        30,446
                                                      ----------    ----------

       Total shareholder's equity                        934,997       826,602
                                                      ----------    ----------

Total Liabilities and Shareholder's Equity            $5,034,753    $4,985,145
                                                      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                   (Unaudited)               (Unaudited)
                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                             -----------------------   -----------------------
                                                1998         1997         1998         1997
                                             ----------   ----------   ----------   ----------

Net Income                                      $44,778     $ 46,101     $101,066     $ 98,140
Other comprehensive income (expense),
net of tax:
   Foreign currency translation
       adjustments net of income
       tax benefit (expense) of
       $(272) and $2,111 for the
       three months and $(1,172)
       and $4,902 for the nine
       months ended September 30,
       1998 and 1997, respectively                6,895      (16,917)       7,633      (36,552)
                                                -------     --------     --------     --------

Comprehensive Income                            $51,673     $ 29,184     $108,699     $ 61,588
                                                =======     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      EDISON MISSION ENERGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                                (Unaudited)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                          -----------------------
                                                                             1998         1997
                                                                          ----------   ----------
Cash Flows From Operating Activities
    Net income                                                            $  101,066   $   98,140
    Adjustments to reconcile net income to net cash provided
       by operating activities:
        Equity in income from energy projects                               (146,966)    (135,038)
        Equity in income from oil and gas                                    (13,582)     (28,970)
        Distributions from energy projects                                    97,452       88,203
        Dividends from oil and gas                                            19,537       38,078
        Depreciation and amortization                                         65,933       80,200
        Deferred taxes and tax credits                                        44,447      (41,859)
        Gain on sale of assets                                                (1,148)     (26,642)
        Extraordinary loss on early extinguishment of debt, net of tax            --       13,126
    Decrease in accounts receivable                                           33,838       10,570
    Decrease in prepaid expenses and other                                        11        2,079
    Increase (decrease) in accounts payable and accrued liabilities           (7,039)      70,589
    Decrease in interest payable                                             (11,320)     (11,495)
    Other, net                                                                (9,737)      (2,758)
                                                                          ----------   ----------
        Net cash provided by operating activities                            172,492      154,223
                                                                          ----------   ----------
Cash Flows From Financing Activities
    Borrowings on long-term obligations                                       66,016    1,033,946
    Payments on long-term obligations                                        (72,224)    (809,472)
    Cash dividend to parent                                                       --     (122,000)
                                                                          ----------   ----------
        Net cash provided by (used in) financing activities                   (6,208)     102,474
                                                                          ----------   ----------
Cash Flows From Investing Activities
    Investments in energy projects                                            (9,450)     (51,514)
    Loans to energy projects                                                 (42,289)     (42,984)
    Purchase of common stock of acquired companies                            (4,109)     (63,983)
    Proceeds from sale of assets                                               4,100       71,166
    Capital expenditures                                                     (62,725)     (65,233)
    Decrease (increase) in restricted cash                                    34,169      (15,747)
    Other, net                                                                (2,573)     (13,668)
                                                                           ---------   ----------
        Net cash used in investing activities                                (82,877)    (181,963)
                                                                           ---------   ----------

Effect of exchange rate changes on cash                                         (716)     (17,111)
                                                                           ---------   ----------

Net increase in cash and cash equivalents                                     82,691       57,623
Cash and cash equivalents at beginning of period                             585,883      383,634
                                                                           ---------   ----------

Cash and cash equivalents at end of period                                 $ 668,574   $  441,257
                                                                           =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 1. GENERAL

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

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

NOTE 2. INVESTMENTS

     The following table presents summarized financial information of the investments in energy projects and oil and gas accounted for by the equity method:

                                                 (In thousands)
                                       (Unaudited)             (Unaudited)
                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   -------------------   -----------------------
                                     1998       1997        1998         1997
                                   --------   --------   ----------   ----------
Energy Projects
Operating Revenues                 $478,516   $447,228   $1,200,618   $1,184,932
Income from Operations              188,294    177,366      343,069      352,244
Net Income                          162,535    146,502      265,549      270,605

Oil and Gas
Operating Revenues                 $ 49,232   $ 64,940   $  155,180   $  225,215
Income from Operations                8,430     16,700       37,112       78,748
Net Income                            6,664     14,286       27,770       58,253

NOTE 3. COMMITMENTS AND CONTINGENCIES

Firm Commitments for Asset Purchase

Project                                                     U.S. ($ in millions)
-------                                                     --------------------
Homer City (i)                                                     1,801

(i) Homer City is a 1,884-MW coal-fired generating plant in the mid-Atlantic region of the United States. A wholly owned subsidiary of EME executed an Asset Purchase Agreement to purchase 100% of the Homer City Electric Generating Station. The closing of the transaction is subject to receipt of various State and Federal regulatory approvals and is expected to be completed by the first quarter of 1999. Approvals have been obtained from the Pennsylvania Public Utility Commission and the New York State Public Service Commission. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt and cash.

Firm Commitments to Contribute Project Equity

Projects                   Local Currency                   U.S. ($ in millions)
--------                   --------------                   --------------------
ISAB (i)              244 billion Italian Lira                       148
Paiton (ii)                                                           84
Tri Energy (iii)                                                      25
Doga (iv)                                                              8

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


Contingent Obligations to Contribute Project Equity

Projects                                                  U.S. ($ in millions)
--------                                                  -------------------
Paiton (i)                                                         141
Tri Energy (i)                                                      20
Doga (i)                                                            15
All Other                                                           23

(i) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain partner obligations or events of default.

  Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1998, if payment were required, would be $267 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Construction on the two-unit Paiton project is approximately 97% complete, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars and supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The

Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. A presidential decree has deemed some independent power projects, but not including the Paiton project, subject to review, postponement or cancellation. The Government of Indonesia has announced that it will propose a policy with respect to independent power projects, which is expected in the fourth quarter of 1998. The Paiton project continues to discuss the situation in Indonesia with PLN, the Government of Indonesia and its official and commercial lenders.

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

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $40 million at September 30, 1998.

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

  EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

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

  The acquisition was accounted for utilizing the purchase method. The consolidated statement of income for the nine months ended September 30, 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning in May 1997.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues decreased $7.1 million and $74.3 million for the third quarter and nine months ended September 30, 1998, respectively, compared with the corresponding periods of 1997, resulting primarily from decreases in electric revenues and equity in income from oil and gas investments, partially offset by increases in equity in income from energy projects. The third quarter decrease in electric revenues is primarily the result of lower Australian currency exchange rates and a scheduled maintenance outage at Roosecote. The decrease for the nine months ended September 30, 1998 is primarily the result of Loy Yang B's new series of power sales-related contracts associated with the 49% acquisition in May 1997 and lower Australian currency exchange rates. The decreases were partially offset by an increase of $19.7 million in revenues from the First Hydro project, attributable to higher energy revenues as a result of higher energy prices for the third quarter and nine months ended September 30, 1998.

  Equity in income from energy projects increased $7.3 million and $11.9 million for the third quarter and nine months ended September 30, 1998, respectively, compared with the corresponding periods of 1997. These increases were principally due to earnings from a geothermal project which were previously deferred, partially offset by lower electric and steam revenues for several cogeneration projects due to lower oil and gas prices upon which the revenues are based.

  A significant number of EME's domestic energy projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Accordingly, EME's third quarter revenues from energy projects are materially higher than other quarters of the year.

  Equity in income from oil and gas investments decreased $3.1 million and $15.4 million for the third quarter and nine months ended September 30, 1998, respectively, compared with the same prior year periods. The decreases were primarily due to lower oil and gas prices.

OPERATING EXPENSES Operating expenses decreased $19.3 million and $36.8 million for the third quarter and nine months ended September 30, 1998, respectively, compared with the same prior year periods. The decrease for the third quarter was due to lower fuel, depreciation and amortization, and administrative and general expenses. The decrease for the nine months ended September 30, 1998 was primarily due to lower fuel and depreciation and amortization expenses. The third quarter decrease in fuel expense is primarily the result of a scheduled maintenance outage at Roosecote. The decrease in fuel expense for the nine months ended September 30, 1998 is primarily due to the new fuel supply agreement entered into by Loy Yang B related to the 49% acquisition in May 1997, partially offset by higher fuel expense for First Hydro as a result of higher prices and increased generation in 1998.

  The third quarter decrease in depreciation and amortization expense is primarily the result of lower Australian currency exchange rates. The decrease in depreciation and amortization expense for the nine months ended September 30, 1998 resulted from an extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years, the projected economic life of the plant, as a result of the May 1997 acquisition.

  The administrative and general expense decrease for the third quarter was primarily related to a decrease in compensation expense as a result of charges associated with EME's phantom stock plan.

OTHER INCOME (EXPENSE) Interest and other income increased $10.2 million for the nine months ended September 30, 1998 compared with the same prior year period. The increase was primarily due to interest earned on higher cash balances.

  Gain on sale of assets in 1997 was comprised of an after-tax gain of approximately $14 million on the sale of EME's ownership interest in B.C. Star Partners (B.C. Star) to Remington Energy Ltd.

  Interest expense, net of capitalized interest, decreased $6.8 million and $21.8 million in the third quarter and nine months ended September 30, 1998, respectively, compared with the corresponding periods in 1997. The decreases were due to lower Australian currency exchange rates, higher capitalized interest in 1998 compared to the same period in 1997 as a result of higher accumulated construction expenditures and a lower principal balance on the $450 million of securities issued by Edison Mission Energy Funding Corp.

  Minority interest expense decreased $36.4 million for the nine months ended September 30, 1998 compared with the corresponding period in 1997. The decrease resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997.

PROVISION FOR INCOME TAXES EME recorded an effective tax provision rate of 36% for the nine months ended September 30, 1998, compared with a 27% rate for the same prior year period. The increase in the 1998 effective tax rate was primarily due to a lower reduction in the corporate income tax rates in the United Kingdom (U.K.) in 1998 compared to 1997. In July 1998, the U.K. government decreased the corporate tax rate from 31% to 30%, effective as of April 1999. In August 1997, the U.K. government decreased the corporate tax rate from 33% to 31%, effective as of April 1997. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", these reductions in U.K. income tax rates result in one-time reductions in income tax expense of approximately $10 million and $20 million in 1998 and 1997 respectively, to adjust the U.K. deferred income tax liability (primarily First Hydro) to the new lower rates.

LIQUIDITY AND CAPITAL RESOURCES For the nine months ended September 30, 1998, net cash provided by operating activities increased to $172.5 million from $154.2 million for the same period in 1997. The 1998 improvement primarily reflects lower income taxes and higher distributions from energy projects, partially offset by an increase in working capital requirements principally due to a decrease in accrued liabilities and lower distributions from oil and gas.

  Net cash used in financing activities totaled $6.2 million during the first nine months of 1998, compared to net cash provided by financing activities of $102.5 million in 1997.

The 1998 decrease is primarily due to the Loy Yang B financing of $964 million (1.265 billion Australian dollars), the proceeds of which were primarily used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) in May 1997, partially offset by a cash dividend paid to Edison International of $122 million in June 1997.

  Net cash used in investing activities decreased to $82.9 million for the nine months ended September 30, 1998 from $182.0 million for the nine months ended September 30, 1997. The decrease is primarily due to the purchase of common stock of acquired companies related to the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997, a reduction in restricted cash balances required for debt payments primarily for the $450 million of securities issued by Edison Mission Energy Funding Corp. and lower investments in energy projects in 1998 primarily for the Paiton project. These were partially offset by the proceeds from the sale of EME's ownership interest in B.C. Star in April 1997.

  At September 30, 1998, EME had cash and cash equivalents of $668.6 million and had available $410 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

Firm Commitments for Asset Purchase

Project                                                     U.S. ($ in millions)
-------                                                     --------------------
Homer City (i)                                                     1,801

(i) Homer City is a 1,884-MW coal-fired generating plant in the mid-Atlantic region of the United States. A wholly owned subsidiary of EME executed an Asset Purchase Agreement to purchase 100% of the Homer City Electric Generating Station, which is currently scheduled to close during the first quarter of 1999.

Firm Commitments to Contribute Project Equity

Projects                        Local Currency              U.S. ($ in millions)
--------                        --------------              --------------------
ISAB (i)                   244 billion Italian Lira                 148
Paiton (ii)                                                          84
Tri Energy (iii)                                                     25
Doga (iv)                                                             8

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

Contingent Obligations to Contribute Project Equity

Projects                                                    U.S. ($ in millions)
--------                                                    --------------------
Paiton (i)                                                          141
Tri Energy (i)                                                       20
Doga (i)                                                             15
All Other                                                            23

(i) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain partner obligations or events of default.

    Management has no reason to believe that these contingent obligations or any other contingent obligations to contribute project equity will be required.

Other Commitments and Contingencies

    Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1998, if payment were required, would be $267 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $40 million at September 30, 1998.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY
FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS    Changes in interest rates,
changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $15.6 million and $13.5 million for the nine months ended September 30, 1998 and 1997, respectively, as a result of interest rate swap and collar agreements. EME has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collars occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

  Projects in the U.K. currently sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts can be sold in two structures: one-way contracts, where a specified monthly amount is received in advance and difference payments are made when the pool price is above the price specified in the contract, and two-way contracts, where the counter party pays First Hydro when the pool price is below that in the contract instead of a specified monthly amount. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. First Hydro electric revenues were increased by $35.8 million for the nine month period ended September 30, 1998, compared to a $27.2 million increase for the corresponding period in 1997, as a result of electricity rate swap agreements. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hour clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4 hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

  Loy Yang B sells their electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half hour.
To mitigate the exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts can be sold as one-way or two-way contracts which are structured similar to the electricity rate swap agreements described above. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the

State Hedge. Loy Yang B's electric revenues were increased by $51.8 million for the nine-month period ended September 30, 1998, compared to a $43.1 million increase for the corresponding period in 1997, as a result of hedging contract arrangements. The State Hedge and Vesting Contracts were entered into in connection with the 49% acquisition of Loy Yang B in May 1997, and therefore electric revenues were not impacted prior to May 1997.

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

  Construction on the two-unit Paiton project is approximately 97% complete, and commercial operation is expected in the first half of 1999. The tariff is higher in the early years and steps down over time, and the tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN), for payment in U.S. dollars and supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. A presidential decree has deemed some independent power projects, but not including the Paiton project, subject to review, postponement or cancellation. The Government of Indonesia has announced that it will propose a policy with respect to independent power projects, which is expected in the fourth quarter of 1998. The Paiton project continues to discuss the situation in Indonesia with PLN, the Government of Indonesia and its official and commercial lenders.

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

  EME completed a review of some of its sites in 1995 and does not believe that a material liability exists as of September 30, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE EME has a comprehensive program in place to remediate potential Year 2000 impacts. EME divides its Year 2000 Issue activities into five phases: inventory, impact assessment, remediation, documentation and certification. EME's plan for critical systems is to be 75% complete by year-end 1998, and 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel. EME is currently in the remediation and documentation phase.

  Assurances from third party operated plants have been received indicating aggressive Year 2000 remediation programs. Monitoring of these efforts is ongoing. Plants under construction have obtained assurances from new construction and development contractors, who have been requested to ensure this is part of their goals. General warranty of plants would likely include any equipment issues that may arise regarding Year 2000 in the coming year.

  The other essential component of the EME Year 2000 readiness program is to identify and assess vendor products and business partners for Year 2000 readiness. EME has a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. EME's general policy requires that all newly purchased products be Year 2000-ready or otherwise designed to allow EME to determine whether such products present Year 2000 issues.

  Although EME is confident that its critical systems will be fully remediated prior to year-end 1999, EME believes that prudent business practices call for the development of contingency plans. Such contingency plans shall include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to EME's internal systems or from external parties. EME's contingency plans are expected to be completed by March 1999; therefore, these risk factors are not yet fully known, and EME's reasonably likely worst case scenario also is unknown at this time. EME does not expect the Year 2000 issue to have a material adverse effect on its results of operations or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the independent system operator, the power exchange or customers, could cause results to differ.

STATEMENT OF POSITION 98-5 In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which will be effective in January 1999. The Statement requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. The impact of adopting SOP 98-5 on EME's financial statements has not been quantified at this time.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective in January 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. A derivative's gains and losses for qualifying hedges offset related results on the hedged item in the income statement and a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The impact of adopting Statement 133 on EME's financial statements has not been quantified at this time.

GENERATING STATION ACQUISITION On August 2, 1998, EME entered into agreements to acquire the 1,884-MW Homer City Generating Station, one of the largest coal-fired generating plants in the mid-Atlantic region of the United States, for approximately $1.8 billion. Homer City, jointly owned by subsidiaries of GPU, Inc. and New York State Electric & Gas Corporation, is the only major regional coal-fired facility with direct high voltage interconnection to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. The plant is located approximately 45 miles northeast of Pittsburgh, Pennsylvania. EME will operate the plant, which is one of the lowest-cost generation facilities in the region.

  The closing of the transaction is subject to receipt of various State and Federal regulatory approvals and is expected to be completed by the first quarter of 1999. Approvals have been obtained from the Pennsylvania Public
Utility Commission and the New York State Public Service Commission.   EME plans
to finance the acquisition with a combination of debt secured by the project, corporate debt and cash. The acquisition is expected to have no effect on earnings in 1999 and a positive effect on earnings in 2000 and beyond.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Nos.   Description
    ------------   -----------
       10.47       Guarantee by EME dated June 30, 1998 in favor of Tri Energy
                   Company Limited and the Sanwa Bank, Limited to guarantee
                   payment of 25% of Tri Energy Company Limited's
                   aggregate capital contributions under the Equity Bridge Loan
       10.48       Guarantee by EME dated June 30, 1998 in favor of Tri Energy
                   Company Limited and the Sanwa Bank, Limited to guarantee
                   payment of 37.5% of Tri Energy Company Limited's
                   aggregate capital contributions attributable to Banpu Gas
                   and BANPU
        27         Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Edison Mission Energy
                                             ---------------------
                                                 (Registrant)


Date: November 12, 1998                      /s/ JAMES V. IACO, JR.
-----------------------                      ----------------------
                                              JAMES V. IACO, JR.,
                                           Senior Vice President and
                                            Chief Financial Officer