Form 10-K
period 1998-12-31
EDISON MISSION ENERGY
filed 1999-03-31
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                Securities registered pursuant to Section 12(b) of the Act:

     9-7/8% Cumulative Monthly
     Income Preferred Securities, Series A *        New York Stock Exchange
     ---------------------------------------        -----------------------
     (Title of Class)                               (name of each exchange on
                                                     which registered)

     8-1/2% Cumulative Monthly                      New York Stock Exchange
     Income Preferred Securities, Series B *        -----------------------
     ---------------------------------------        (name of each exchange on
     (Title of Class)                                which registered)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______.

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 26, 1999: $0. Number of shares outstanding of the registrant's Common Stock as of March 26, 1999: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS

Item                                                                            Page
----                                                                            ----

                                    PART I


 1.      Business.............................................................    1

 2.      Properties...........................................................   24

 3.      Legal Proceedings....................................................   25

 4.      Submission of Matters to a Vote of Security Holders..................   25


                                    PART II

 5.      Market for Registrant's Common Equity and Related Shareholder
          Matters.............................................................   26

 6.      Selected Financial Data..............................................   27

 7.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................   29

 8.      Financial Statements and Supplementary Data..........................   40

 9.      Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................   40


                                    PART III

10.      Directors and Executive Officers of the Registrant...................   74

11.      Executive Compensation...............................................   76

12.      Security Ownership of Certain Beneficial Owners and Management.......   83

13.      Certain Relationships and Related Transactions.......................   84


                                    PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......   85

         Signatures...........................................................   91

                                    PART I

ITEM 1.  BUSINESS

The Company
-----------

   Edison Mission Energy (EME) is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME is a wholly owned subsidiary of The Mission Group (TMG), which is a wholly owned, non-utility subsidiary of Edison International. Edison International is also the parent holding company of Southern California Edison Company (SCE), one of the largest electric utilities in the United States.

   EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 24 domestic and 24 international operating electrical power generation facilities with an aggregate generating capacity of 9,237 megawatts
(MW), of which EME's share is approximately 7,032 MW. One domestic and one international operating project totaling 12,326 MW of generating capacity (of which EME's anticipated share is approximately 10,793 MW) are currently pending acquisition. One domestic and four international projects totaling 3,162 MW of generating capacity (of which EME's anticipated share is approximately 1,332 MW) are currently in the construction stage. At December 31, 1998, EME had consolidated assets of $5.2 billion and total shareholder's equity of $958 million.

   EME is incorporated under the laws of the State of California. Its headquarters and principal executive offices are located at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612, and its telephone number is (949) 752-5588. Unless indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to EME shall be deemed to include EME, its subsidiaries and the partnerships or limited liability entities through which EME and its partners own and manage their project investments.

Segment Information
-------------------

   EME operates predominately in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe, Central Asia, Middle East and Africa. EME's plants are located in different geographic areas, which mitigate the effects of regional markets, economic downturns or unusual weather conditions. These regions take advantage of the increasing globalization of the independent power market. See "-- Notes to Consolidated Financial Statements, Note 15. Business Segments".

Description of Business
-----------------------

General Overview

   EME is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME was formed in 1986 with two domestic operating projects. Currently, EME owns interests in 24 domestic and 24 international operating electrical power generation facilities.

   Until the enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA), utilities were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from certain types of non-utility power producers (qualifying facilities or QFs) under certain conditions. The passage of the Energy Policy Act of 1992 (the Energy Policy Act) further encouraged the development of independent power by significantly expanding the options available to independent power producers
(IPPs) with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by IPPs, such as EME, has developed in the United States since the enactment of PURPA. In 1998, utility deregulation in several states led utilities to divest generating assets, which has created new opportunities for growth of independent power in the United States.

   The movement toward privatization of existing power generation capacity in many foreign countries and the growing need for new capacity in developing countries have also led to the development of significant new markets for IPPs outside the United States. EME believes that it is well-positioned to continue to realize opportunities in these new foreign markets. See "--Strategy" below.

Strategy

   EME's business goal is to be one of the leading owners and operators of electric generating assets in the world. EME will play an active role, as a long-term owner, in all phases of power generation, from planning and development through construction and commercial operation. EME believes that such involvement allows EME to better ensure, with its experienced personnel, that its projects are well-planned, structured and managed, thereby maximizing value creation. EME has separate strategies for developed and developing countries.

   In developed countries, long-term contracts are likely to be the exception rather than the rule. EME's strategy focuses primarily on three areas with respect to uncontracted plants: valuation, trading and regulation. First, EME continuously improves its valuation tools enabling EME to bid more effectively and competitively on assets that will be sold over the next five years in the United States, the United Kingdom, Spain, Italy, Australia and other developed countries. Second, EME strives to develop its trading skills to enhance the returns of its generating assets. Third, EME's principal customers continue to be regulated utilities; therefore, understanding the regulatory and economic environment in which these utilities operate allows EME to better react to what they will do.

   In developing countries, EME's strategy focuses on investing with good partners, securing non-recourse financing based upon long-term contracts with state-owned utilities, and more government support such as the Export-Import Bank of the United States, the U.S. Overseas Private Investment Corporation and The Export-Import Bank of Japan.

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

Americas

   The Americas division is headquartered in Irvine, California with additional offices located in Fairfax, Virginia and Washington, D.C. The strategy for the Americas division is to (i) manage certain operating independent power projects located throughout the United States, (ii) pursue the acquisition of existing generating assets from utilities, industrial companies and other IPPs and (iii) pursue the development of new power projects throughout the region. EME has 24 operating projects in this region, all of which are presently located in the United States.

   In March 1999, an indirect, wholly owned subsidiary of EME acquired 100% of the 1,884-MW Homer City Generating Station for approximately $1.8 billion. EME financed the acquisition with a combination of debt secured by the project, corporate debt and cash. This facility is one of the largest coal-fired plants in the mid-Atlantic region of the United States and has the rights to direct, high voltage interconnections to both the New York Power Pool and the Pennsylvania-New Jersey-Maryland Power Pool. EME will operate the plant, which is one of the lowest-cost generation facilities in the region. EME will invest additional capital to upgrade the plant's environmental controls. These upgrades will include the addition of a scrubber on one unit to control sulfur dioxide and selective catalytic reduction controls at each of the three units to control nitrogen oxide emissions. Following these upgrades, Homer City will have the lowest nitrogen oxide emission rate of any large coal plant in the eastern United States.

   In December 1998, EME del Caribe, an indirect, wholly owned subsidiary of EME, acquired 50% of the 540-MW EcoElectrica liquefied natural gas (LNG) combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico for approximately $243 million. The project also includes a desalination plant and LNG storage and vaporization facilities and is expected to commence commercial operation by late 1999.

   In March 1999, EME entered into agreements to acquire 100% of the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,772 MW. EME will operate the plants, which are located in the Midwest. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International.

   For further information regarding EME's 24 domestic operating projects, see "--EME's Operating Power Generation Facilities-- Description of Domestic Operating Projects."

Asia Pacific

   The Asia Pacific division is headquartered in Singapore with additional offices located in Australia, Indonesia and the Philippines. Among the three geographic divisions, the countries covered by the Asia Pacific division have historically experienced the fastest electric demand growth. Beginning in mid 1997, these economies experienced an economic downturn that is continuing, and has resulted in a decline in the growth of demand for electric power. Current forecasts indicate a return to economic health in 1999/2000, and as a result, electricity demand is expected to recover in most countries, with strong growth in the medium term. Most governments in the region have committed to privatization of the electric power industry, and are looking to the private sector to finance and develop a significant portion of new generating capacity.

   The strategy for this region is to (i) pursue projects in countries where there exist strong political commitment and the structural framework necessary for private power, (ii) seek opportunities to employ indigenous fuels and (iii) seek strategic, complimentary alliances with partners who bring value to the project by providing fuel, equipment and construction services.

   EME's activity in the Asia Pacific region commenced in December 1992 with the acquisition of a 51% interest of the 1,000-MW Loy Yang B Power Station (Loy Yang
B) from the State Government of Victoria (State), Australia's first electric privatization effort. In May 1997, a subsidiary of EME acquired the State's 49% interest in Loy Yang B. The first of two 500-MW units at Loy Yang B began commercial operations in October 1993. Unit 2 commenced commercial operations in October 1996. An EME affiliate provides operation and maintenance services for both units.

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


   Construction on the two-unit Paiton project is nearing completion with commercial operation expected in 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has recently announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the negotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.


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

   In December 1997, EME (40% ownership), along with its partners, Siam City Cement (30% ownership) and Lanna Lignite (30% ownership), signed a twenty-five year power purchase contract with the Electricity Generating Authority of Thailand (EGAT), pursuant to which EGAT will purchase 734 MW of output from the coal-fired power generation project at Bo Nok in Thailand. Financial closing and commencement of construction are anticipated in 1999 with commercial operation expected to begin in 2002.

   In September 1997, the San Pascual project, a consortium including EME (37.5% ownership), Texaco Inc. (37.5% ownership) and Caltex (25% ownership), signed a twenty-five year power purchase contract with the National Power Corporation
(NPC), Philippines' state-owned electric utility company, pursuant to which NPC will purchase 304 MW of output from the San Pascual project. The low-sulfur residual fuel oil cogeneration project is located in the Philippines. Financial closing and commencement of construction are anticipated in the first quarter of 1999 with commercial operation expected to begin in 2001.

   In July 1998, EME, though an indirect, wholly owned subsidiary, purchased a 25% interest in Tri Energy, a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. Commercial operation is expected in mid 2000.

   In March 1999, EME entered into agreements to acquire 40% of Contact Energy Ltd. (Contact), currently owned by the government of New Zealand. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for mid April 1999. EME plans to finance the approximately $625 million acquisition with debt secured by the project, corporate debt and cash.

Europe, Central Asia, Middle East and Africa

   The Europe, Central Asia, Middle East and Africa division is headquartered in London, England with additional offices located in Italy, Spain and Turkey. The London office was established in 1989, concurrent with the privatization of the power industry in the United Kingdom. The territorial scope of the region includes Europe, Africa, the Middle East, India and Pakistan. The region is characterized by a blend of both mature and less developed markets. The regional strategy is to pursue the development and acquisition of medium to large scale power and cogeneration facilities with diversified fuel sources and generation technology.

   EME's operating projects in the region are the First Hydro project located in North Wales, the Roosecote project in northwest England, the Derwent project located in Derby, England and the Iberian Hy-Power projects (which consist of 18 small, hydroelectric facilities) in Spain.

   EME acquired initial ownership interests in Iberian Hy-Power I and II in December 1992 and August 1993, respectively. In January 1996, EME purchased the remaining equity stake in Iberian Hy-Power Amsterdam B.V., increasing its ownership percentage to approximately 100% (minority interests are owned in three of the projects by third parties).

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

   In June 1995, EME (49% ownership) and its partner, ISAB S.p.A. (51% ownership), signed a twenty-year power purchase contract with ENEL S.p.A., Italy's state electricity corporation, pursuant to which ENEL S.p.A. will purchase 507 MW of output from the 512-MW ISAB power project, which is located near Siracusa in Sicily, Italy. The project will employ gasification technology to convert heavy oil residues from the ISAB refinery in Priolo Gargallo into clean-burning syngas that will be used to generate electricity in a combustion turbine. The approximately 2 trillion lira ($1.3 billion) project financial closing was completed in April 1996 with construction commencing in July 1996. The project is near completion with commercial operation expected in late 1999.

   In February 1995, EME (80% ownership) signed a shareholders' agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey. In April 1997, EME completed financing and commenced construction of the Doga project. The 180-MW combined cycle gas-fired cogeneration facility is near completion with commercial operation expected in April 1999.

Project Development

   The development of power generation projects involves numerous elements, including evaluating and selecting development opportunities, evaluating market risk, designing and engineering the project, acquiring necessary land rights, permits and fuel resources, obtaining financing, managing construction and, in some cases, obtaining power and steam sales agreements.

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

   Although EME has in the past been successful in developing projects with long-term contracts and arranging for necessary permits and approvals, there can be no assurance that EME will continue to be successful in doing so in the future. Current market conditions for independent power, particularly in the United States, have become increasingly characterized by shorter-term power sales agreements or spot sales arrangements. This requires EME to consider market or "merchant" risk.

Project Type

   The selection of power generation technology for a particular project is influenced by various factors, including regulatory requirements, availability of fuel and anticipated economic advantages for a particular application.

   EME has interests in operating projects that employ gas-fired combustion turbine technology, predominately through an application known as "cogeneration". Cogeneration facilities sequentially produce two or more useful forms of energy (e.g., electricity and steam) from a single primary source of fuel (e.g., natural gas or coal). Many of EME's cogeneration projects are located near large, industrial steam users or in oil fields that inject steam underground to enhance recovery of heavy oil. The regulatory advantages for cogeneration facilities under PURPA have become less significant because of expanded project options made available to IPPs under the Energy Policy Act. Accordingly, although cogeneration may provide a competitive advantage in the new marketplace, EME expects that the majority of its future projects will generate power without selling steam to industrial users.

   EME also has interests in projects that use renewable resources such as hydroelectric energy. EME's hydroelectric projects, excluding First Hydro, use "run-of-the-river" technology to generate electricity. The First Hydro project utilizes pumped-storage stations which consume electricity when it is comparatively less expensive in order to pump water for storage in an upper reservoir. Water is then allowed to flow back through turbines in order to generate electricity when its market value is higher. This type of generation is characterized by its speed of response, its ability to work efficiently at wide variations of load and the basic reliance of revenue on the difference between the peak and trough prices of electricity during the day.

   EME has domestic and international interests in operating projects and projects under construction and advanced development which are large scale, coal-fired projects using pulverized coal in coal-fired generation technology. In the United States, EME has developed and acquired coal and waste coal-fired projects that employ traditional pulverized coal and circulating fluidized bed technology.

Power and Steam Sales Contracts

   Electric power and steam generated by EME's operating projects in the U.S., other than Homer City, is sold primarily to domestic electric utilities and industrial steam users pursuant to long-term (typically, 15 to 30-year) contracts. Excluding projects in the U.K. and a project in Australia, electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. A project's revenue from a power sales contract usually consists of two components: energy payments and capacity payments. Energy payments are generally based on actual deliveries of electric energy (e.g., kilowatt-hours) to the purchasing utility. Energy payment rates are usually indexed to certain variable costs that the purchasing utility avoids by purchasing such electric energy directly as opposed to operating its own power plant(s) to produce the same amount of electric energy. The variable components typically include the fuel cost and certain operation and maintenance expenses. These costs may be indexed to the utility's cost of fuel and/or certain inflation indices. Energy payments may also be time-differentiated to provide relatively higher payments for electric energy delivered during periods of peak electricity demand. Capacity payments are generally based on a project's proven capability to deliver reliable electric energy, whether or not the plant is called on to operate. Capacity payment rates are usually associated with certain fixed costs that the purchasing utility avoids by having the independent power producer build and maintain the availability of a power plant. To receive capacity payments, there are typically minimum performance standards that must be met and often there is a performance range that further influences the amount of capacity payments.

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

   Electric power generated at Homer City will be sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Power Pool (NYPP). These pools have short-term markets, which establish an hourly clearing price. Homer City is situated in the PJM Control Area and is physically connected to high-voltage transmission lines serving both the PJM and NYPP markets. Power can also be transmitted to the Midwestern U.S. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties. EME intends on hedging a portion of the electric output of the plant in order to lock-in desirable outcomes. It plans to manage the "spark spread" or margin, that is the spread between electric prices and fuel prices when deemed appropriate. It plans to use forward contracts, swaps, futures, or options contracts to achieve those objectives.


   Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4-hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

   Loy Yang B sells its electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour.
To mitigate exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

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

   Steam payments are generally based on formulas that reflect the cost of water, fuel and capital. In some cases, EME has provided steam purchasers with discounts from their previous costs for producing such steam and/or partially indexed steam payments to other indices including certain oil prices.

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

Project Financing

   Each power generation project developed by EME requires a substantial capital investment. The permanent project financing is often arranged immediately prior to the construction of the project. With limited exceptions, such debt financing is for approximately 50 to 80% of each project's costs and is expected to be structured on a basis that is non-recourse to EME and its other projects. In addition, the collateral security for each project's financing generally has been limited to the physical assets, contracts and cash flow of that project.

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

   The ability to arrange project financing and the cost of such financing are dependent upon numerous factors, including general economic and capital market conditions, credit attributes of such project, conditions in energy markets, regulatory developments, credit availability from banks or other lenders, investor confidence in the industry, EME and other project participants, the continued success of EME's current projects, and provisions of tax and securities laws that are conducive to raising capital.

   EME's financial exposure in any project is generally limited by contractual arrangement to its equity commitment, which is usually about 20 to 50% of EME's share of the aggregate project cost. In certain cases, EME provides additional credit support to projects in the form of debt service reserves, contingent equity, revenue shortfall support or other arrangements designed to provide limited support. In addition, the project loan agreements are generally structured so that default under one project loan agreement will have no effect on the loan agreements of other EME projects.

Permits and Approvals

   Because the process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy (often taking a year or longer), EME seeks to obtain all permits, licenses and other approvals required for the construction and operation of the project, including siting, construction and environmental permits, rights-of-way and planning approvals early in the development process. See "Certain Regulatory Matters-- General".

Construction and Implementation

   In the project implementation stage, EME provides project and construction management and start-up and testing services. The detailed engineering and construction of the projects typically are done by outside contractors under fixed-price, "turnkey" contracts. Under such contracts, the contractor generally is required to pay liquidated damages to EME in the event of cost overruns, schedule delays or if the facility fails to meet certain capacity, efficiency and emission standards.

   As a project goes into operation, operation and maintenance services are provided to the project by one of EME's operation and maintenance subsidiaries or another operation and maintenance contractor. An executive director generally manages the day-to-day operation of each project. Management committees comprised of the project's partners generally meet monthly or quarterly to review and manage the operating performance of each project.

Certain Considerations Associated with Project Development, Finance and
Operation

   Independent power projects are necessarily subject to a variety of commercial, financial and other risks, including those described below. By managing or participating in the management of each project in which it invests, EME seeks to hedge, insure against or otherwise manage these risks.

   EME attempts to minimize the financial risk in the development of a project by securing a favorable long-term power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction. However, the development of a power project may require EME to expend significant sums for preliminary engineering, permitting, legal and other expenses before it can determine whether a project is feasible, economically attractive or financeable. Power sales agreements often enable the utility to terminate such agreements, or to retain security posted by the developer as liquidated damages, in the event that a project fails to achieve commercial operation or certain operating levels by specified dates or fails to meet other significant contractual requirements. Furthermore, utility regulators or other parties may attempt to abrogate or amend contracts under which a project is entitled to receive material revenues or other benefits. If such events were to occur, the default provisions in a financing agreement could be triggered (rendering such project debt immediately due and payable) and, as a result, EME could lose its interest in the project. With the exception of the Paiton project, EME does not anticipate any material impact to its financial position or results of operations as a result of counterparty nonperformance. Although contractual and regulatory risks cannot be eliminated, EME believes that it has relevant experience in developing contracts and mitigating regulatory concerns.

   Certain geographic areas in which EME operates and is developing projects are subject to frequent earthquakes of low intensity, although earthquakes of greater intensity are possible. EME's existing power generation facilities are built to withstand earthquakes of relatively significant intensity and EME believes it maintains adequate insurance protection for such occurrences and other catastrophic events.

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

   EME's operations are conducted through its subsidiaries and EME's cash flow is dependent upon the operating revenues of its subsidiaries and the ability of those subsidiaries to pay cash dividends or make distributions to EME. Financing agreements for EME's subsidiaries and affiliates generally place certain limitations on the ability of those subsidiaries and affiliates to pay dividends, make distributions or otherwise transfer funds to EME. In addition, financing agreements for EME's subsidiaries and affiliates, although generally non-recourse to EME, contain certain representations, warranties, covenants and other agreements that, if not met, could lead to a default under such financings. After a default under a project financing for any reason, project lenders may exercise certain rights and remedies typically granted to secured parties, including the ability to take control of the project's collateral assets.

   The financing and development of international projects entail additional political and financial risks including uncertainties associated with privatization efforts, currency exchange rates, currency repatriation, political instability and other issues that have the potential to cause delays or impairment of value to the project being developed for which EME may not be fully capable of insuring against. The economic crisis in Indonesia has raised concerns over the ability of the state owned utility to meet its obligations under the current power sales contract with EME's Paiton project as discussed previously in "-- Strategy -- Asia Pacific". The uncertainty of the legal structure in certain foreign countries in which EME may develop or acquire projects could make it more difficult to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of EME to hold a majority interest in some of the projects that it may develop or acquire. Although the risks of participation in international markets are significant, EME targets relatively higher rates of return on its international investments and mitigates risk by seeking complimentary alliances with well-established partners and hedging foreign exchange exposure where it deems appropriate.

   A significant number of EME's domestic projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months.

Operation and Maintenance Services

   Certain EME subsidiaries provide specialized operating, maintenance, testing and start-up services for EME-owned projects. At December 31, 1998, Edison Mission O&M or other subsidiaries had a total of 885 employees and operated 35 of EME's projects totaling 5,121 MW of capacity.

   The projects that EME operates have achieved an average 97% availability during 1998. Availability is a measure of the weighted average number of hours each generator is available for generation as a percentage of the total number of hours in a year.

EME's Operating Power Generation Facilities

Domestic Overview

   EME currently owns interests in 24 domestic operating projects in nine states. These operating projects consist of 13 natural gas cogeneration projects, one coal cogeneration project, one coal-fired EWG (as defined herein) project, one waste coal project, two geothermal projects and six gas-fired EWG projects. All of EME's domestic cogeneration and geothermal projects, as well as the waste coal project, are qualifying facilities under PURPA. EME's domestic operating projects have total generating capacity of 5,513 MW, of which EME's net ownership share is 3,499 MW.

   Each of EME's projects, other than Homer City, generally relies on one power sales contract with a single electric utility customer for the majority, and in some cases all, of its power sales revenues over the life of the power sales contract. Homer City will sell electricity under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Power Pool (NYPP). The primary power sales contracts for five of EME's operating projects are with SCE. EME's share of revenues from these projects accounted for 12% of EME's consolidated revenues in 1998 and 1997.

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

   In January 1998, Oxbow Power of Beowawe, Inc., EME's partner in an operating geothermal project in Nevada, purchased EME's 50% general partnership interest in this project from a wholly owned subsidiary of EME. The purchase price of $4.1 million resulted in an after tax gain of $1.1 million. There has been no negative impact on EME's revenues as EME discontinued recognizing earnings from this project in 1996.

   In February 1998, the CPUC issued an order which approved an agreement entered into in August 1997 between an operating geothermal project in California in which EME has a 50% partnership interest and SCE to terminate two power sales agreements. There has been no negative impact on EME's revenues as EME discontinued recognizing earnings from this project in 1993.

   In September 1998, the CPUC issued an order which approved an agreement entered into between an operating cogeneration project in which EME has a 30% partnership interest and SCE to terminate a power sales agreement. The termination agreement became effective in February 1999. This will result in a slight negative impact on EME's future revenues.

Description of Domestic Operating Projects

   EME has ownership interests in the following domestic operating projects:


                                                 Electric                                                          Operation/
                                                 Capacity   Primary Electric                          Ownership    Acquisition
     Project            Location                 (in MW)      Purchaser(3)    Type of Facility(4)     Interest       Date
-----------------   ----------------           -----------   --------------   ------------------     ----------   -----------
Aidlin(1)            Cloverdale,California            20          PG&E          Geothermal              5%             1990
American
 Bituminous(2)       Grant Town, West Virginia        80           MPC          Waste Coal             50%             1993
Auburndale(2)        Polk County, Florida            150           FPC          Cogeneration/EWG       50%             1994
Bayonne              Bayonne, New  Jersey            165       JCP&L/PSE&G      Cogeneration         0.38%             1989
Brooklyn Navy
 Yard                Brooklyn, New York              286           CE           Cogeneration/EWG       50%             1996
Coalinga(2)          Coalinga, California             38          PG&E          Cogeneration           50%             1991
Commonwealth
 Atlantic            Chesapeake, Virginia            340         VEPCO          EWG                    50%             1992
Gordonsville(2)      Gordonsville, Virginia          240         VEPCO          Cogeneration/EWG       50%             1994
Harbor(2)            Wilmington, California           80          Pool          EWG                    30%             1989
Homer City           Pittsburgh, Pennsylvania      1,884          Pool          EWG                   100%             1999
Hopewell             Hopewell, Virginia              356         VEPCO          Cogeneration           25%             1990
James River          Hopewell, Virginia              110         VEPCO          Cogeneration           50%             1987
Kern River(2)        Oildale, California             300          SCE           Cogeneration           50%             1985
March Point 1        Anacortes, Washington            80          PSE           Cogeneration           50%             1991
March Point 2        Anacortes, Washington            60          PSE           Cogeneration           50%             1993
Mid-Set(2)           Fellows, California              38         PG&E           Cogeneration           50%             1989
Midway-Sunset(2)     Fellows, California             225          SCE           Cogeneration           50%             1989
Nevada Sun-Peak      Las Vegas, Nevada               210          NVP           EWG                    50%             1991
Saguaro(2)           Henderson, Nevada                90          NVP           Cogeneration           50%             1991
Salinas River(2)     San Ardo, California             38         PG&E           Cogeneration           50%             1991
Sargent Canyon(2)    San Ardo, California             38         PG&E           Cogeneration           50%             1991
Sycamore(2)          Oildale, California             300          SCE           Cogeneration           50%             1988
Watson               Carson, California              385          SCE           Cogeneration           49%             1988

   (1)  Consists of two projects on the same site.
   (2)  Operated by EME.
   (3)  Electric purchaser abbreviations are as follows:

        CE         Consolidated Edison Company of New York, Inc.       PG&E        Pacific Gas & Electric Company
        FPC        Florida Power Corporation                           PSE         Puget Sound Energy, Inc.
        JCP&L      Jersey Central Power & Light Company                PSE&G       Public Service Electric & Gas Company
        MPC        Monongahela Power Company                           SCE         Southern California Edison Company
        NVP        Nevada Power Company                                VEPCO       Virginia Electric & Power Company
        Pool       Regional electricity trading  market

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

Description of International Operating Projects

   EME has ownership interests in the following international operating projects:


                                           Electric                                        Operation/
                                           Capacity    Primary Electric    Ownership       Acquisition
Project                    Location        (in MW)       Purchaser(2)      Interest           Date
-------                    --------        --------    ----------------    ---------       -----------
Alos(1)                     Spain              5           FECSA             100%             1993
Bocos(1)                    Spain              2           FECSA             100%             1993
Castellas(1)                Spain              2           FECSA             100%             1993
Derwent(1)                  England          214           SE(3)              33%             1995
Dinorwig(1)                 Wales          1,728            Pool             100%             1995
Ffestiniog(1)               Wales            360            Pool             100%             1995
Gelsa(1)                    Spain              7           FECSA             100%             1993
Kwinana(1)                  Australia        116             WP              100%             1996
La Flecha(1)                Spain              3           FECSA             100%             1993
La Ribera(1)                Spain              4           FECSA             100%             1993
Logrono(1)                  Spain              4           FECSA             100%             1993
Loy Yang B (1)              Australia      1,000          Pool(4)            100%             1993,
                                                                                           1996, 1997
Mendavia(1)                 Spain              6           FECSA             100%             1993
Menuza(1)                   Spain             17           FECSA            91.3%             1992
Monasterio(1)               Spain              2           FECSA             100%             1993
Olvera(1)                   Spain              2           FECSA             100%             1992
Quintana(1)                 Spain              1           FECSA             100%             1993
Roosecote                   England          220         NORWEB(5)            80%             1992
Sardon Bajo(1)              Spain              2           FECSA             100%             1993
Sastago I(1)                Spain              3           FECSA            91.3%             1992
Sastago II(1)               Spain             17           FECSA            91.3%             1992
Sossis(1)                   Spain              4           FECSA             100%             1992
Toro(1)                     Spain              4           FECSA             100%             1993
Tudela(1)                   Spain              1           FECSA             100%             1993

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

Four Star

   As of December 31, 1998, EME owned 50.09% of the stock of Four Star Oil & Gas Company (Four Star), a subsidiary of Texaco Inc. The underlying value of Four Star is attributable to production of oil and gas from nine producing properties. EME's proportionate interest in net quantities of proved reserves at December 31, 1998 totaled 190.5 billion cubic feet of natural gas and 21.2 million barrels of oil.

   During 1996, EME purchased additional shares of stock of Four Star, increasing its ownership by 4.38%. During 1998, EME purchased additional shares of stock of Four Star, increasing its ownership by 3.24% to 50.09% and its voting ownership to 48.97%.


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

Employees and Offices

   At February 28, 1999, EME employed 1,186 people, all of whom were full-time employees and approximately 169 and 140 of whom were covered by collective bargaining agreements in Wales and Australia, respectively. EME has never experienced a work stoppage, strike or labor dispute. EME believes its relations with its employees to be good.

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

   A domestic electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. Subject to certain exceptions, PURPA exempts owners of QFs from PUHCA, exempts QFs from most provisions of the FPA and, except under certain limited circumstances, state laws concerning rate or financial regulation. In order to be a QF, a cogeneration facility must (i) sequentially produce both useful thermal (e.g., steam) and electric energy, (ii) meet certain operating standards, and energy efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled, or more than 50% owned by, an electric utility, electric utility holding company or an affiliate thereof. A non-cogeneration facility may also be a QF if it produces power from renewable energy (e.g., geothermal energy) or a waste source of fuel (e.g., waste coal). Before 1990, non-cogeneration QFs were subject to 30-MW or 80-MW size limits, depending upon their fuel source. In 1990, these limits were lifted for solar, wind, waste, and geothermal QFs, provided that applications for or notices of QF status were filed with FERC for such facilities on or before December 31, 1994, and provided, in the case of new facilities, the construction of such facilities commences on or before December 31, 1999.

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

   The exemptions from federal and state regulation afforded to QFs, and the exemptions from PUHCA afforded to EWGs and FUCOs, are important to EME and to its competitors. Under present federal law, EME is not and will not be subject to regulation as a holding company under PUHCA as long as the projects in which it has an interest are QFs, EWGs or FUCOs (or are subject to another exemption from regulation). Of the projects that EME currently owns, operates or has an investment in, 20 projects have been certified as QFs by the FERC, seven projects have been certified as EWGs and 16 projects are FUCOs. Most of the projects currently in the planning or development stage are expected to be FUCOs. To the extent that any of EME's projects in the development stage will not be FUCOs, EME expects to qualify those projects as EWGs. See "PUHCA".

PURPA

   PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal and state regulations that control the development, financial structure and operation of an energy-producing project and the prices and terms on which wholesale energy may be sold by the project. Second, FERC regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utilities sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined by PURPA as the "incremental cost to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at prices different than the utility's avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term contracts, it has been common for long-term contracts to be negotiated in order, among other things, to facilitate project financing of independent power facilities and to reflect the deferral by the utility of capital costs for new plant additions. However, increasing competition and power brokering have resulted in a trend toward shorter term power contracts that would place greater risk on the project owner.

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

   If one of the projects in which EME has an interest were to lose its status as a QF, the project would no longer be entitled to the QF-related exemptions from regulation under PUHCA and the FPA. This could subject the project to rate regulation as a public utility under the FPA and could result in EME inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. Loss of QF status may also trigger defaults under covenants to maintain QF status in the project's power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. Such loss of QF status may be on a retroactive or a prospective basis. If a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid due to the loss of QF status, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Moreover, EME's business and financial condition could be adversely affected if regulations or legislation were modified or enacted that changed the standards for achieving QF status or that eliminated or reduced the benefits currently enjoyed by QFs. If a project were to lose its QF status, EME could attempt to avoid holding company status on a prospective basis by qualifying the project as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from the FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers (in order to qualify for EWG status) and could become subject to additional state regulation. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against EME and its subsidiaries, or claims by the utility customer for refund of payments previously made. Loss of QF status by one project could also, because of PURPA ownership restrictions, adversely affect the QF status of other projects having one or more of the same partners. In addition, pursuant to Section 26(b) of PUHCA, any project contracts that are entered into in violation of PUHCA are subject to possible voidability by the courts should a lawsuit to void the contract be filed.

The Energy Policy Act

   The passage of the Energy Policy Act in 1992 significantly expanded the options available to IPPs with respect to their regulatory status. The Energy Policy Act created a new class of power producer, the EWG, that (like a QF) is not considered an electric utility company under PUHCA. EWGs may own facilities of any size, use any fuel source and may be owned by utilities or non-utilities. Thus, in addition to QF status, an IPP now can also apply to the FERC to be granted status as an EWG. EWGs, however, are not exempt from regulation by the FERC or state public utility commissions. The effect of such amendments is to enhance the development of non-QFs that do not have to meet the fuel, production and ownership requirements of PURPA. EME believes that the amendments benefit EME by expanding its ability to own and operate facilities that do not qualify for QF status, but also result in increased competition because utilities and other companies (e.g., equipment suppliers) may now develop facilities that are not subject to the constraints of PUHCA. The Energy Policy Act also expanded FERC authority to order utilities to grant transmission access to QFs and EWGs and lifted restrictions on ownership of foreign utilities by U.S. companies. Pursuant to the Energy Policy Act, FUCOs are also considered not to be electric utility companies under PUHCA.

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

   As noted above, however, regulations have been adopted under PURPA and the Energy Policy Act providing that QFs, EWGs and FUCOs are not public utility companies. Accordingly, EME is not regulated as a "holding company" under PUHCA because the power generation facilities owned by EME or in which EME has investments are either QFs, EWGs or FUCOs. All international projects and certain U.S. projects that EME is currently developing or proposing to acquire will be non-QF independent power projects. EME intends for each such project to qualify as an EWG or as a FUCO. Loss of EWG or FUCO status (like loss of QF status, as discussed above) could also result in EME becoming subject to registration and regulation as a public utility holding company under PUHCA and could trigger defaults under covenants in project agreements. Loss of EWG or FUCO status on a retroactive basis could lead to, among other things, fines and penalties and could cause certain project contracts to be voidable.

Natural Gas Act

   Nineteen of the domestic operating facilities that EME owns, operates or has investments in are fueled by natural gas. Pursuant to the Natural Gas Act, the FERC has jurisdiction over the sale, transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by the FERC in April 1992 (and affirmed in Orders 636A and 636B issued, respectively, in August and November 1992), mandated the restructuring of interstate natural gas pipeline sales and transportation services and changed the terms and conditions under which interstate pipelines provide transportation services, as well as the rates pipelines may charge for such services. The restructuring required by the rule included (i) the separation (unbundling) of a pipeline's sales, transportation and storage services, (ii) the prohibition against pipelines engaging in sales of gas, (iii) the implementation of a straight fixed-variable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge, (iv) the implementation of a capacity releasing mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline, and (v) the opportunity for pipelines to recover 100% of their prudently incurred costs (transition costs) associated with implementing the restructuring mandated by the rule.

FPA

   The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or may, in competitive markets, be market-based. While qualifying facilities under PURPA generally are exempt from the ratemaking and certain other provisions of the FPA, EWGs and other non-QF independent power projects are subject to the FPA and to FERC ratemaking jurisdiction, which may limit their flexibility in negotiations with power purchasers. However, since such projects would not be bound by PURPA's thermal energy use requirement, they have greater latitude in site selection and facility size. In addition, as noted above, EWGs may be 100% owned by EME.

   Currently, five of EME's operating projects, Homer City, Nevada Sun-Peak, Brooklyn Navy Yard, Commonwealth Atlantic and Harbor, are subject to FERC rate-making regulation under the FPA. EME's future domestic non-QF independent power projects will also be subject to FERC jurisdiction on rates.

State Energy Regulation

   State public utility commissions (PUCs) have broad jurisdiction over non-QF independent power projects (including EWGs), which are considered public utilities in many states. Such jurisdiction often includes the issuance of certificates of public convenience and necessity (CPCNs) to construct a facility as well as regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. QFs may also be required to obtain CPCNs in some states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-QF independent power project to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass-through the resulting cost of purchased power to its retail customers. PUCs also have the authority to determine avoided cost for QFs and regulate the retail rates charged by QFs. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state PUCs varies from state to state.

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

   The CPUC has authorized the electric utilities in California to "monitor" compliance by QFs with PURPA rules and regulations. However, the United States Court of Appeals for the Ninth Circuit found in 1994 that a CPUC program was preempted by PURPA insofar as it authorized utilities to determine that a QF was not in compliance with PURPA rules and regulations, to then pay a reduced avoided cost rate and to take other action contrary to a facility's status as a QF. The court did, however, uphold reasonable monitoring of QF operating data. Other states, such as New York and Virginia, have also instituted QF monitoring programs.

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

Transmission of Wholesale Power

   Generally, projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others (wheeling). The prices and other terms and conditions of transmission contracts are regulated by FERC, when the entity providing the wheeling service is a jurisdictional public utility under the FPA. Until 1992, FERC's ability to compel wheeling was very limited, and the availability of voluntary wheeling service could be a significant factor in determining whether a site was viable for project development.

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

Retail Competition

   In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of most states are considering, or have considered, whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service (e.g., the delivery of electric power through its local distribution lines) from its transmission and generation service (e.g., the provision of electric power from the utility's generating facilities or wholesale power purchases). A few state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service (retail wheeling) beginning in 1998. Other states are expected to move toward retail competition by 2000.

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

Environmental Regulation

   The construction and operation of power projects are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over the projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial condition or results of operations. EME conducted a partial review of its sites in 1995 and does not believe that a material liability exists as of December 31, 1998. However, possible future developments, such as more stringent environmental laws and regulations, could affect the costs and the manner in which EME conducts its business. There can be no assurance that in such event EME would be able to recover such increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

   Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all of the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

   In 1990, Congress passed amendments (the 1990 Amendments) to the Clean Air Act that greatly expand the scope of federal regulations in several significant respects. An EME project is anticipated to make capital expenditures of approximately $5.7 million ($2.9 million EME's share) during 1999 in order to comply with the 1990 Amendments. Provisions related to nonattainment, air toxins, permitting, enforcement and "acid rain" may affect EME's projects; however, final details of all these programs have not been issued by the United States Environmental Protection Agency and state agencies.

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

ITEM 2.  PROPERTIES

   EME leases its principal office in Irvine, California. This lease is approximately 119,500 square feet contained on seven floors. The term of the lease for approximately 65,500 square feet expires on December 31, 2004 with two five-year options to extend. The term of the lease for the balance of approximately 54,000 square feet expires on December 31, 2004 with no options to extend. EME also leases office space in Fairfax, Virginia and Washington, D.C., which are not material. Subsidiaries of EME in the Asia Pacific region lease office space in Manila, Philippines; Melbourne, Australia; Jakarta, Indonesia; and Singapore. Subsidiaries of EME in the Europe, Central Asia, Middle East and Africa region lease office space in Barcelona, Spain; Esenyurt, Turkey; London, England; and Rome, Italy. These subsidiary leases are immaterial.

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

Description of Properties

                              Business                              Interest
Plant or Project              Segment           Location            In Land            Plant Description
----------------              --------          --------            --------           -----------------

Brooklyn Navy Yard            U.S.         Brooklyn, New York       Leased             Natural gas-turbine cogeneration
                                                                                       facility
EcoElectrica                  U.S.         Penuelas, Puerto Rico    Owned              LNG cogeneration facility under
                                                                                       construction
First Hydro                   Europe       Dinorwig, Wales          Owned              Pumped-storage electric power
                                                                                       facility
First Hydro                   Europe       Ffestiniog, Wales        Owned              Pumped-storage electric power
                                                                                       facility
Homer City                    U.S.         Pittsburgh,              Owned              Coal-fired generation facility
                                           Pennsylvania
Kern River                    U.S.         Oildale, California      Leased             Natural gas-turbine cogeneration
                                                                                       facility
Loy Yang B                    Asia         Victoria, Australia      Owned              Coal-fired power facility
                              Pacific
March Point 1&2               U.S.         Anacortes, Washington    Leased             Natural gas-turbine cogeneration
                                                                                       facility
Midway-Sunset                 U.S.         Fellows, California      Leased             Natural gas-turbine cogeneration
                                                                                       facility
Paiton                        Asia         East Java, Indonesia     Leased             Coal-fired power facility under
                              Pacific                                                  construction
Roosecote                     Europe       Barrow-in-Furness,       Owned              Combined cycle generation
                                           Cumbria, UK                                 technology
Sycamore                      U.S.         Oildale, California      Leased             Natural gas-turbine cogeneration
                                                                                       facility
Watson                        U.S.         Carson, California       Leased             Natural gas-turbine cogeneration
                                                                                       facility

ITEM 3.  LEGAL PROCEEDINGS

   PMNC Litigation - In February 1997, a civil action was commenced in the
   ---------------
Superior Court of the State of California, Orange County, entitled The Parsons
                                                                   -----------
Corporation and PMNC v. Brooklyn Navy Yard Cogeneration Partners, L.P., Mission
-------------------------------------------------------------------------------
Energy New York, Inc. and B-41 Associates, L.P., Case No. 774980, in which
-----------------------------------------------
plaintiffs assert general monetary claims under the Construction Turnkey Agreement in the amount of $136.8 million. Brooklyn Navy Yard has also filed an action entitled Brooklyn Navy Yard Cogeneration Partners, L.P. v. PMNC, Parsons
                ---------------------------------------------------------------
Main of New York, Inc., Nab Construction Corporation, L.K. Comstock & Co., Inc.
-------------------------------------------------------------------------------
and The Parsons Corporation, in the Supreme Court of the State of New York,
---------------------------
Kings County, Index No. 5966/97 asserting general monetary claims in excess of $13 million under the Construction Turnkey Agreement. On March 26, 1998, the Superior Court in the California action granted PMNC's motion for attachment in the amount of $43 million against Brooklyn Navy Yard and attached a Brooklyn Navy Yard bank account in the amount of $0.5 million. Brooklyn Navy Yard is appealing the attachment order. On the same day, the court stayed all proceedings in the California action pending an order by the New York Appellate Court of the appeal by PMNC of a denial of its motion to dismiss the New York action. That appeal was denied following a hearing on September 29, 1998. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 6.  SELECTED FINANCIAL DATA


(in millions)                                                                    Years Ended December 31,
                                                                  --------------------------------------------------


                                                                  1998          1997       1996       1995      1994
                                                                  ----          ----       ----       ----      ----
INCOME STATEMENT DATA
Operating revenues                                                $893.8        $975.0     $843.6     $467.3    $380.6
Operating expenses                                                 543.3         581.1      476.5      264.0     199.9
                                                                  ------        ------     ------     ------    ------
Income from operations                                             350.5         393.9      367.1      203.3     180.7
Interest expense                                                  (196.1)       (223.5)    (164.2)     (93.1)    (89.0)
Interest and other income                                           50.9          53.9       40.7       33.1      38.8
Minority interest                                                   (2.8)        (38.8)     (69.5)     (48.3)    (46.1)
                                                                  -------       ------     ------     ------    ------
Income before income taxes                                         202.5         185.5      174.1       95.0      84.4
Provision for income taxes                                          70.4          57.4       82.0       31.0      29.4
                                                                  -------       ------     ------     ------    ------
Income before extraordinary loss                                   132.1         128.1       92.1       64.0      55.0

Extraordinary loss on early extinguishment of debt,
   net of income tax benefit                                          --         (13.1)        --         --        --
                                                                  ------        ------     ------     ------    ------

Net income                                                        $132.1        $115.0     $ 92.1     $ 64.0    $ 55.0
                                                                  ======        ======     ======     ======    ======
                                                                                      December 31,
(in millions)                                                   ------------------------------------------------------
                                                                  1998         1997       1996       1995      1994
                                                                  ----         ----       ----       ----      ----
BALANCE SHEET DATA
Assets                                                          $5,158.1      $4,985.1  $5,152.5   $4,374.0   $2,842.9
Current liabilities                                                501.3         339.8     270.9      199.8      170.9
Long-term obligations                                            2,366.4       2,532.1   2,419.9    1,839.0    1,159.0
Shareholder's equity                                               957.6         826.6   1,019.9    1,028.5      622.2
(in millions)                                                                    Years Ended December 31,
                                                                -------------------------------------------------------
                                                                  1998          1997       1996       1995       1994
                                                                  ----          ----       ----       ----      ------
PROPORTIONATE DATA (Unaudited) (i)
Operating revenues                                              $1,449.6     $ 1,502.2  $1,261.8    $ 865.4    $ 733.0
Operating expenses                                               1,066.8       1,107.1     912.4      650.3      552.5
                                                                --------     ---------  ---------  ---------   --------
Income from operations                                             382.8         395.1     349.4      215.1      180.5
Interest expense                                                  (239.9)       (269.2)   (212.8)    (160.9)    (138.5)
Interest and other income                                           58.4          69.2      44.2       42.1       45.7
                                                                --------     ---------  --------   --------   --------
Income before income taxes                                         201.3         195.1     180.8       96.3       87.7
Provision for income taxes                                          69.2          67.0      88.7       32.3       32.7
                                                                --------     ---------  --------   --------   --------
Income before extraordinary loss                                   132.1         128.1      92.1       64.0       55.0
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit                                         --          (13.1)      --         --         --
                                                                -------      ---------  --------   --------   --------

Net income                                                      $  132.1     $   115.0  $   92.1   $   64.0   $   55.0
                                                                ========     =========  =========  =========  =========

Operating cash flow (ii)                                        $  539.7     $   559.3  $  493.7   $  326.5   $  264.9
                                                                ========     =========  =========  =========  =========


(i) Because Edison Mission Energy does not consolidate significant investments in which it holds a 50% or less ownership interest, management believes that the discussion set forth below of certain proportionate data facilitates an understanding and assessment of its results of operations. The preceding table sets forth components of Edison Mission Energy's net income and operating cash flow for each of the last five fiscal years. Proportionate accounting reflects Edison Mission Energy's pro rata ownership interest in its energy projects and oil and gas investments.

     Except for certain industries, proportionate accounting is not in accordance with generally accepted accounting principles.

     Operating revenues decreased in 1998 compared to an increase in 1997. The 1998 decrease was primarily due to Loy Yang B's new series of power sales-related contracts associated with Edison Mission Energy's acquisition in May 1997 of the remaining 49% interest in Loy Yang B (see Management's Discussion and Analysis - Acquisitions) and lower Australian currency exchange rates, partially offset by higher energy revenues from First Hydro as a result of higher energy prices. The 1997 increase resulted primarily from increases in electric revenues attributable to (1) the start of commercial operations of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996 and (2) higher energy revenues from First Hydro as a result of increased utilization and higher pool prices, partially offset by lower capacity prices in 1997. There were no comparable electric revenues for Loy Yang B Unit 2 for the first nine months of 1996 or Kwinana for the first 11 months of 1996.

     Operating expenses decreased in 1998 compared to an increase in 1997. The 1998 decrease was principally due to a decrease in fuel and depreciation and amortization expense. The decrease in fuel expense in 1998 is primarily due to the new fuel supply agreement entered into by Loy Yang B related to the 49% acquisition in May 1997, partially offset by higher fuel expense at First Hydro as a result of higher prices and increased generation. The 1998 decrease in depreciation and amortization is the result of a full year's impact of the extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years, the projected economic life of the plant, as a result of the May 1997 acquisition combined with lower Australian currency exchange rates. The 1997 increase in operating expenses was due mainly to an increase in fuel, plant operations and depreciation and amortization expense. The 1997 increase in fuel expense and plant operations was primarily due to commencement of commercial operations of the Kwinana project in the fourth quarter of 1996 and increased generation and higher prices at First Hydro. The 1997 increase in depreciation and amortization resulted from commencement of commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996.

     Interest expense decreased in 1998 due to lower Australian currency exchange rates and higher capitalized interest as a result of higher accumulated construction expenditures. Interest expense increased in 1997, principally as a result of higher project debt levels. Interest and other income decreased in 1998 compared to an increase in 1997. The 1998 decrease is the result of lower gains on sale of assets, partially offset by interest earned on higher cash balances. The 1997 increase resulted from interest earned on higher cash balances.

(ii) Income from operations plus depreciation, amortization and other non-cash charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  This Annual Report includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition thereunder and elsewhere herein.

General
-------

  Edison Mission Energy (EME) is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's current investments include 53 projects totaling 12,399 megawatts (MW) of generation capacity, of which 9,237 MW are in operation and 3,162 MW are under construction.

  EME's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Electric revenues accounted for 74%, 76% and 77% of total operating revenues during 1998, 1997 and 1996, respectively. Operating revenues also include equity in income from oil and gas investments and revenues attributable to operation and maintenance services.

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

Acquisitions
------------

  In March 1999, an indirect, wholly owned subsidiary of EME acquired 100% of the 1,884-MW Homer City Generating Station for approximately $1.8 billion. This facility is one of the largest coal-fired plants in the mid-Atlantic region of the United States. EME financed the acquisition with a combination of debt secured by the project, corporate debt and cash.

  In December 1998, EME del Caribe, an indirect, wholly owned subsidiary of EME, acquired 50% of the 540-MW EcoElectrica liquefied natural gas (LNG) combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico for approximately $243 million. The project also includes a desalination plant and LNG storage and vaporization facilities and is expected to commence commercial operation by late 1999.

  In 1992, Edison Mission Energy Australia, an indirect, wholly owned subsidiary of EME (together with other wholly owned affiliates of EME) acquired 51% of the 1,000-MW Loy Yang B Power Station (Loy Yang B) from the State Government of Victoria (State). In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with EME to purchase its share of the plant output. Loy Yang B's principal assets are two 500-MW brown-coal-fired units located near Melbourne, Australia.

  In May 1997, a wholly owned subsidiary of EME acquired the State's 49% interest in Loy Yang B. Consideration for the State's 49% interest consisted of
(1) a cash payment of approximately $64 million (84 million Australian dollars),
(2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars).

  In January 1996, an indirect, wholly owned subsidiary of EME purchased the remaining 66% of Iberian Hy-Power Amsterdam B.V. (Iberian Hy-Power) for approximately $20 million, increasing its ownership to 100%. Iberian Hy-Power owns interests in 18 run-of-the-river hydroelectric facilities in Spain totaling 86 MW.

  Each of the acquisitions has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values. The consolidated statements of income, balance sheets and cash flows do not reflect the Homer City Generating Station acquired in March 1999. The consolidated statement of income for 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning on May 9, 1997.

Results of Operations
---------------------

Operating Revenues

  Operating revenues decreased in 1998 compared to an increase in 1997 over 1996. The 1998 decrease was primarily due to Loy Yang B's new series of power sales-related contracts associated with the 49% acquisition in May 1997 and lower Australian currency exchange rates, partially offset by higher energy revenues from First Hydro as a result of higher energy prices. The 1997 increase resulted primarily from increases in electric revenues attributable to the start of commercial operations of Loy Yang B Unit 2 in October 1996 and the Kwinana project in December 1996 and higher energy revenues from First Hydro as a result of increased utilization and higher pool prices, partially offset by lower capacity prices in 1997. There were no comparable electric revenues for Loy Yang B Unit 2 for the first nine months of 1996 and Kwinana for the first 11 months of 1996.

  Equity in income from energy projects rose 14% in 1998 over 1997, and 17% in 1997 over 1996. The 1998 increase is primarily due to earnings from a geothermal project which were previously deferred and lower fuel gas prices at various cogeneration projects, partially offset by lower electric and steam revenues, which are based on fuel prices. The 1997 increase is mainly attributable to higher electric and steam revenues for several cogeneration projects due to higher fuel gas prices. Equity in income from oil and gas investments decreased substantially in 1998 compared with an increase in 1997. The 1998 decrease was primarily due to lower oil and gas prices, while the 1997 increase was due to higher gas prices.

  A significant number of EME's domestic projects are located on the West Coast. These projects generally have power sales contracts that provide for higher payments during the summer months. Both First Hydro and Iberian Hy-Power provide for higher electric revenues during the winter months.

Operating Expenses

  Total operating expenses decreased $37.8 million in 1998, compared to an increase of $104.6 million in 1997 over 1996. The 1998 decrease is primarily due to lower fuel and depreciation and amortization expense. Fuel expense decreased $15.4 million and depreciation and amortization decreased $15.5 million in 1998. The increase in 1997 was principally due to higher fuel expense, plant operations, depreciation and amortization and administrative and general expenses. Fuel and plant operations expense increased $62.8 million, depreciation and amortization expense increased $12.9 million and administrative and general expenses increased $27.6 million in 1997.

  The 1998 decrease in fuel expense is primarily due to the new fuel supply agreement entered into by Loy Yang B related to the 49% acquisition in May 1997, partially offset by higher fuel expense at First Hydro as a result of higher prices and increased generation in 1998. The 1997 increase in fuel expense and plant operations was primarily due to commencement of commercial operations of the Kwinana project in the fourth quarter of 1996 and increased generation and higher prices at First Hydro.

  The 1998 decrease in depreciation and amortization is the result of a full year's impact of the extension in the useful life of Loy Yang B's plant and equipment from approximately 30 years, the term of the previous power purchase agreement, to 50 years, the projected economic life of the plant, as a result of the May 1997 acquisition combined with lower Australian currency exchange rates. The 1997 increase in depreciation and amortization resulted from commencement of commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996. Loy Yang B's depreciation expense in 1997 was partially reduced due to the extension in the useful life of Loy Yang B's plant and equipment.

  Administrative and general expenses decreased slightly in 1998 as a result of lower compensation expense for charges related to EME's phantom stock plan, which is part of the Edison International Equity Compensation Plan, partially offset by higher project development costs. The 1997 increase in administrative and general expenses is attributable to an increase of approximately $54 million in compensation expense as a result of charges related to EME's phantom stock plan. The 1997 increase in compensation expense was partially offset by lower project development costs.

Other Income (Expense)

  Interest and other income increased $22.5 million in 1998 over 1997 and $6.5 million in 1997 over 1996. The 1998 and 1997 increases resulted primarily from interest earned on higher cash balances.

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

  Interest expense decreased $27.4 million in 1998 from 1997, compared to a $59.2 million increase in 1997 over 1996. The decrease in 1998 was due to lower Australian currency exchange rates and higher capitalized interest as a result of higher accumulated construction expenditures. Capitalized interest decreased $51.9 million in 1997 from 1996, due to the completion of construction and resultant commercial operations of Loy Yang B Unit 2 and the Kwinana project in the fourth quarter of 1996 at which time EME discontinued recording capitalized interest related to these projects.

  Minority interest expense decreased $36.1 million in 1998 from 1997 and $30.7 million in 1997 from 1996. The decreases resulted from the acquisition of the remaining 49% ownership interest in Loy Yang B in May 1997.

Provision for Income Taxes

  EME had effective tax provision rates of 34.8%, 30.9% and 47.1% in 1998, 1997 and 1996, respectively. The 1998 and 1997 tax provisions reflect a benefit from reductions in the U.K. corporate tax rate from 33% to 31%, effective April 1997 and from 31% to 30%, effective April 1999. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," this reduction in the U.K. income tax rate resulted in reductions in income tax expense of approximately $11 million and $20 million in 1998 and 1997, respectively, to adjust the U.K. deferred income tax liability (primarily related to First Hydro) to the new lower tax rate.

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

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities is derived primarily from distributions from energy projects and dividends from investments in oil and gas. For the year ended December 31, 1998, net cash provided by operating activities increased $7.1 million over 1997, compared with a decrease of $35 million in 1997 from 1996. The 1998 improvement is primarily due to lower income taxes paid and higher distributions from energy projects, partially offset by lower dividends from investments in oil and gas and an increase in working capital requirements. The 1997 decline primarily reflects an increase in working capital requirements principally due to lower accounts receivable collections from First Hydro.

  Net cash provided by financing activities decreased $43.2 million in 1998 from 1997 and $123.7 million in 1997 from 1996. The decreases were principally due to a reduction in financing activities. In 1997, the Loy Yang B financing proceeds received in connection with the acquisition of the remaining 49% interest were primarily used to repay Loy Yang B's existing debt facilities. In 1996, EME issued 400 million pounds sterling of 9% Guaranteed Secured Bonds (U.S. $603.8 million), the proceeds of which were used to repay the 400 million pounds sterling credit facility entered into in December 1995. In addition, Edison Mission Energy Funding Corp. (EME Funding Corp.), 99% owned by Broad Street Contract Services, Inc. and 1% owned by EME, completed a sale of $450 million of senior notes and bonds to institutional investors pursuant to the Rule 144A exemption under the U.S. Securities Act of 1933 for non-public sales in December 1996. In 1997 dividends paid to Edison International were $47 million higher than 1996.

  The Loy Yang B financing in 1997 consisted of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998 and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the operating cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets.

  The senior notes and bonds issued by EME Funding Corp. in 1996 are secured by the pledge of (i) notes issued by four EME subsidiaries that own interests in four California cogeneration projects, (ii) 99% of the capital stock of EME Funding Corp. and (iii) a guarantee issued by the four EME subsidiaries. The financing structure was designed to pool and cross-collateralize available cash flow to the four EME subsidiaries from the four projects thus providing for repayment of the senior notes and bonds with available cash flow from the four projects. The obligations of the four EME subsidiaries are non-recourse to EME.

  The $450 million of securities issued by EME Funding Corp. consist of $260 million of Series A Notes and $190 million of Series B Bonds which mature in September 2003 and September 2008, respectively. The Series A Notes and Series B Bonds bear an interest rate of 6.77% and 7.33%, respectively, and were rated BBB by Standard & Poor's Corporation and Baa1 by Moody's Investors Services, Inc. The principal and interest payments under the notes issued by the four EME subsidiaries are identical in terms to the Series A Notes and Series B Bonds. The net proceeds from the sale of securities were used by EME to repay borrowings under its $500 million revolving credit facility, retire EME's 200 million Australian dollar credit facility, defease other project debt and for other general corporate purposes.

  Net cash used in investing activities increased $311.1 million in 1998 over 1997, compared to a decrease of $149.2 million in 1997 from 1996. The 1998 increase is principally due to the investments and loans totaling $242.8 million for the purchase of EME's ownership interest in EcoElectrica and lower proceeds from loan repayments. The 1997 decrease is primarily due to an increase in proceeds received from loan repayments related to Brooklyn Navy Yard and the Carbon II project and fewer loans made to energy projects. Proceeds of $71.2 million were received from the sale of EME's ownership interest in B.C. Star in 1997. EME invested $73.4 million, $87.7 million and $119.4 million in 1998, 1997 and 1996, respectively, in new plant and equipment principally related to the Doga project in 1998 and 1997 and the Loy Yang B Unit 2 and Kwinana projects in 1996.

  At December 31, 1998, EME had cash and cash equivalents of $459.2 million and had available $441.8 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. The credit facility provides credit available in the form of cash advances or letters of credit, and bears interest on advances under the London Interbank Offered Rate plus the applicable margin as determined by EME's long-term debt ratings (0.175% margin at December 31, 1998), the Base Rate (substantially similar to what is commonly known as the "prime" rate, which was 7.75% at December 31, 1998), or on a competitive auction basis. In addition to the interest component described above, EME pays a facility fee as determined by EME's long-term debt ratings (0.075% at December 31, 1998) on the entire credit facility independent of the level of borrowings. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

Firm Commitments to Contribute Project Equity

 Projects                                       Local Currency                    U.S. ($ in millions)
---------                                       --------------                    --------------------
 ISAB (i)                                  244 billion Italian Lira                     $  148
 Paiton (ii)                                                                                52
 EcoElectrica (iii)                                                                         34
 Tri Energy (iv)                                                                            25
 Doga (v)                                                                                    7

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

(iii) EcoElectrica is a 540-MW liquefied natural gas combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico. A wholly owned subsidiary of EME owns a 50% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iv) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid 2000.

(v) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for April 1999.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur requiring acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                                  U.S. ($ in millions)
--------                                                  --------------------
 Paiton (i)                                                      $ 141
 Tri Energy (ii)                                                    20
 Doga (ii)                                                          15
 All Other                                                          28

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default. These contingent obligations are to be cancelled (if unused) as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions and is scheduled to be achieved by October 1999. A dispute involving a slope adjacent to the Paiton site will require Contingent Equity to be contributed for amounts not otherwise covered by insurance. EME's share of the total costs related to the slope failure are currently estimated to be between $16 and $44 million.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default.

  Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1998, if payment were required, would be $268 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

  Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $336 million investment at December 31, 1998. Construction on the two-unit Paiton project is nearing completion. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has recently announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $25 million at December 31, 1998.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to finance the construction and operation of its projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financings. Interest expense included $22.8 million, $20.5 million and $6.2 million for the years 1998, 1997 and 1996, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements whereby the maturity date of the swaps occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a materially adverse effect on its financial position or results of operations.

  Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4-hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

  Loy Yang B sells its electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour.
To mitigate exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge. The State Hedge and Vesting Contracts were entered into in connection with the 49% acquisition of Loy Yang B in May 1997, and therefore electric revenues were not impacted prior to 1997.

  EME's electric revenues were increased by $108.4 million and $95.5 million in 1998 and 1997, respectively, compared to a decrease of $4.5 million in 1996, as a result of electricity rate swap agreements.

  Fluctuations in foreign currency exchange rates can affect, on a U.S. dollar equivalent basis, the amount of EME's equity contributions to, and distributions from, its foreign projects. As EME continues to expand into foreign markets, fluctuations in foreign currency exchange rates can be expected to have a greater impact on EME's results of operations in the future. At times, EME has hedged a portion of its current exposure to fluctuations in foreign exchange rates where it deems appropriate through financial derivatives, offsetting obligations denominated in foreign currencies, and indexing underlying project agreements to U.S. dollars or other indices reasonably expected to correlate with foreign exchange movements. In addition, EME has used statistical forecasting techniques to help assess foreign exchange risk and the probabilities of various outcomes. There can be no assurance, however, that fluctuations in exchange rates will be fully offset by hedges or that currency movements and the relationship between certain macro economic variables will behave in a manner that is consistent with historical or forecasted relationships. Foreign exchange considerations for two major international projects, other than Paiton which was discussed earlier, are discussed below.

  The First Hydro project in the U.K. and the Loy Yang B project in Australia have been financed in their local currency (pound sterling and Australian dollar, respectively) thereby hedging the majority of their acquisition costs against foreign exchange fluctuations. Furthermore, EME has evaluated the return on the remaining equity portion of the investments with regard to the likelihood of various foreign exchange scenarios. These analyses use market derived volatilities, statistical correlations between certain variables, and long-term forecasts to predict ranges of expected returns. Based upon these analyses, management believes that the investment returns for First Hydro and Loy Yang B are adequately insulated from a broad range of foreign exchange scenarios at this time. In 1996, EME repaid a 200 million Australian dollar loan that was originally structured to hedge a portion of the foreign exchange risk associated with EME's equity investment in the Loy Yang B project. The decision to repay the loan was based on management's view that the cost of the hedge was high relative to the current and expected volatility of the Australian dollar.

  EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

  The electric power generated by EME's domestic operating projects is generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30-year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements.

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

  EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of December 31, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE EME has a comprehensive program in place to remediate potential Year 2000 impacts from critical systems. EME divides its Year 2000 Issue activities into five phases: inventory, impact assessment, remediation, documentation and certification. EME's plan is for critical systems to be complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel. EME has essentially completed all phases of the project and is going through the final review and approval process.

  Assurances from third party operated plants have been received indicating aggressive Year 2000 remediation programs. Monitoring of these efforts is ongoing. Plants under construction have obtained assurances from new construction and development contractors, who have been requested to ensure this is part of their goals. General warranty of plants would likely include any equipment issues that may arise regarding Year 2000 in the current year.

  The other essential component of the EME Year 2000 readiness program is to identify and assess vendor products and business partners for Year 2000 readiness. EME has a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. EME's general policy requires that all newly purchased products be Year 2000 ready or otherwise designed to allow EME to determine whether such products present Year 2000 issues.

  Plant contingency plans are being developed and are under review for any significant issues and to schedule appropriate testing and/or training. Such contingency plans include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to EME's internal systems or from external parties. EME's contingency plans evaluate reasonably likely worst case scenarios or conditions. EME does not expect the Year 2000 issue to have a material adverse effect on its results of operations or financial position. However, if not effectively remediated, negative effects from Year 2000 issues, including those related to external systems, vendors, business partners, the independent system operator, the power exchange or customers, could cause results to differ.

STATEMENT OF POSITION 98-5 In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which will be effective in January 1999. The Statement requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. The impact of adopting SOP 98-5 on EME's net income will be approximately $14 million, after-tax.

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

RECENT DEVELOPMENTS In March 1999, EME entered into agreements to acquire 100% of the fossil-fuel generating assets of Commonwealth Edison Co. (ComEd), totaling 9,772 MW. EME will operate the plants, which are located in the Midwest. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The acquisition is expected to have an immaterial effect on earnings in 1999, 2000 and 2001 as a result of transition contracts whereby ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

  In March 1999, EME entered into agreements to acquire 40% of Contact Energy Ltd. (Contact), currently owned by the government of New Zealand. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for mid April 1999. EME plans to finance the approximately $625 million acquisition with debt secured by the project, corporate debt and cash. The acquisition is expected to have an immaterial effect on earnings through 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
   Report of Independent Public Accountants.
   Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.
   Consolidated Balance Sheets at December 31, 1998 and 1997.
   Consolidated Statements of Shareholder's Equity for the years ended December
      31, 1998, 1997
      and 1996.
   Consolidated Statements of Cash Flows for the years ended December 31, 1998,
      1997 and 1996.
   Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Edison Mission Energy:

  We have audited the accompanying consolidated balance sheets of Edison Mission Energy (a California corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edison Mission Energy and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Orange County, California
March 15, 1999

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                                    Years Ended December 31,
                                                         ----------------------------------------------------
                                                               1998               1997               1996
                                                         --------------     --------------     --------------
Operating Revenues
   Electric revenues                                     $     664,055      $     744,675      $     650,838
   Equity in income from energy projects                       171,819            151,306            128,823
   Equity in income from oil and gas investments                17,613             38,079             25,090
   Operation and maintenance services                           40,293             40,931             38,867
                                                         -------------      -------------      -------------
      Total operation revenues                                 893,780            974,991            843,618
                                                         -------------      -------------      -------------
Operating Expenses
   Fuel                                                        176,954            192,325            137,151
   Plant operations                                            127,711            132,079            124,451
   Operation and maintenance services                           28,386             29,314             28,065
   Depreciation and amortization                                87,339            102,794             89,853
   Administrative and general                                  122,925            124,576             96,954
                                                         -------------      -------------      -------------
     Total operating expenses                                  543,315            581,088            476,474
                                                         -------------      -------------      -------------
   Income from operations                                      350,465            393,903            367,144
                                                         -------------      -------------      -------------
Other Income (Expense)
   Interest and other income                                    49,785             27,306             20,766
   Gain on sale of assets                                        1,148             26,642             19,986
   Interest expense                                           (182,901)          (210,311)          (151,139)
   Dividends on preferred securities                           (13,149)           (13,167)           (13,100)
   Minority interest                                            (2,769)           (38,858)           (69,547)
                                                         -------------      -------------      -------------
     Total other income (expense)                             (147,886)          (208,388)          (193,034)
                                                         -------------      -------------      -------------
   Income before income taxes                                  202,579            185,515            174,110
   Provision for income taxes                                   70,445             57,363             82,045
                                                         -------------      -------------      -------------
Income Before Extraordinary Loss                         $     132,134      $     128,152      $      92,065
                                                         -------------      -------------      -------------
Extraordinary loss on early extinguishment
    of debt, net of income tax benefit                              --            (13,126)                --
                                                         -------------      -------------      -------------
Net Income                                               $     132,134      $     115,026      $      92,065
                                                         =============      =============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    December 31,
                                                                          --------------------------------
                                                                             1998                  1997
                                                                          ----------            ----------
Assets

Current Assets
   Cash and cash equivalents                                              $  459,178            $  585,883
   Accounts receivable - trade                                                74,403                76,935
   Accounts receivable - affiliates                                           13,871                18,139
   Prepaid expenses and other                                                 59,864                13,630
                                                                          ----------            ----------
     Total current assets                                                    607,316               694,587
                                                                          ----------            ----------

Investments
   Energy projects                                                         1,163,597               852,688
   Oil and gas                                                                62,949                67,101
                                                                          ----------            ----------
     Total investments                                                     1,226,546               919,789
                                                                          ----------            ----------

Property, Plant and Equipment                                              3,125,747             3,142,551
   Less accumulated depreciation and amortization                            250,934               201,564
                                                                          ----------            ----------
     Net property, plant and equipment                                     2,874,813             2,940,987
                                                                          ----------            ----------

Other Assets
   Long-term receivables                                                       6,862                25,957
   Goodwill                                                                  308,051               312,606
   Restricted cash and other                                                 134,528                91,219
                                                                          ----------            ----------
     Total other assets                                                      449,441               429,782
                                                                          ----------            ----------

Total Assets                                                              $5,158,116            $4,985,145
                                                                          ==========            ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 December 31,
                                                                 -----------------------------------------
                                                                      1998                        1997
                                                                 -------------                 -----------
Liabilities and Shareholder's Equity
Current Liabilities
   Accounts payable - affiliates                                 $      8,339                  $   13,381
   Accounts payable and accrued liabilities                            99,062                     134,411
   Accrued incentive compensation                                     112,652                      74,000
   Interest payable                                                    56,708                      42,627
   Current maturities of long-term obligations                        224,516                      75,383
                                                                 ------------                  ----------
     Total current liabilities                                        501,277                     339,802
                                                                 ------------                  ----------

Long-Term Obligations Net of Current Maturities                     2,366,430                   2,532,121
                                                                 ------------                  ----------
Long-Term Deferred Liabilities
   Deferred taxes and tax credits                                     613,009                     517,391
   Deferred revenue                                                   490,471                     541,176
   Other                                                               63,811                      68,951
                                                                 ------------                  ----------
     Total long-term deferred liabilities                           1,167,291                   1,127,518
                                                                 ------------                  ----------

Total Liabilities                                                   4,034,998                   3,999,441
                                                                 ------------                  ----------

Minority Interests                                                     15,558                       9,102
                                                                 ------------                  ----------

Company-Obligated Mandatorily Redeemable
     Security of Partnership Holding Solely
     Parent Debentures                                                150,000                     150,000
                                                                 ------------                  ----------

Commitments and Contingencies
   (Notes 6, 11 and 12)

Shareholder's Equity
     Common stock, no par value; 10,000 shares
      authorized; 100 shares issued and outstanding                    64,130                      64,130
     Additional paid-in capital                                       629,406                     629,406
     Retained earnings                                                234,345                     102,620
     Accumulated other comprehensive income                            29,679                      30,446
                                                                 ------------                  ----------

Total Shareholder's Equity                                            957,560                     826,602
                                                                 ------------                  ----------

Total Liabilities and Shareholder's Equity                         $5,158,116                  $4,985,145
                                                                 ============                  ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)


                                                                         Accumulated
                                             Additional                     Other
                                   Common     Paid-in      Retained     Comprehensive     Comprehensive    Shareholder's
                                   Stock      Capital      Earnings         Income            Income           Equity
                                  --------   ----------   ----------   ----------------   --------------   --------------
Balance at December 31, 1995       $64,130     $629,289   $ 320,529           $ 14,589                        $1,028,537
Comprehensive income
 Net income                                                  92,065                            $ 92,065           92,065
 Other comprehensive  income
     Foreign currency
      translation adjustment
      net of income tax
      provision of $5,040                                                       49,303           49,303           49,303
                                                                                               --------
 Total Comprehensive income                                                                     141,368
Cash dividends                                             (150,000)                                            (150,000)
                                  --------   ----------   ---------           --------                        ----------
Balance at December 31, 1996        64,130      629,289     262,594             63,892                         1,019,905
Comprehensive income
 Net income                                                 115,026                             115,026          115,026
 Other comprehensive income
     Foreign currency
      translation adjustment
      net of income tax
      benefit of $3,933                                                        (33,446)         (33,446)         (33,446)
                                                                                               --------
 Total Comprehensive income                                                                      81,580
Cash dividends                                             (197,000)                                            (197,000)
Non-cash dividend                                           (78,000)                                             (78,000)
Non-cash contribution                               117                                                              117
                                  --------   ----------   ---------           --------                        ----------
Balance at December 31, 1997        64,130      629,406     102,620             30,446                           826,602
Comprehensive income
 Net income                                                 132,134                             132,134          132,134
 Other comprehensive income
     Foreign currency
      translation adjustment
      net of income tax
      provision of $52                                                            (767)            (767)            (767)
                                                                                               --------
 Total Comprehensive income                                                                    $131,367
Stock option price appreciation
    on options exercised                                       (409)                                                (409)
                                  --------   ----------   ---------           --------                        ----------
Balance at December 31, 1998       $64,130     $629,406   $ 234,345           $ 29,679                        $  957,560
                                  ========   ==========   =========           ========                        ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Years Ended December 31,
                                                                                    ------------------------------------
                                                                                       1998          1997         1996
                                                                                    ----------   -----------   ----------
Cash Flows From Operating Activities
   Net income                                                                       $ 132,134    $  115,026    $  92,065
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in income from energy projects                                           (171,819)     (151,306)    (128,823)
     Equity in income from oil and gas                                                (17,613)      (38,079)     (25,090)
     Distributions from energy projects                                               165,206       133,643      125,717
     Dividends from oil and gas                                                        19,812        47,849       50,576
     Depreciation and amortization                                                     87,339       102,794       89,853
     Deferred taxes and tax credits                                                    85,138        (7,994)       3,378
     Gain on sale of assets                                                            (1,148)      (26,642)     (19,986)
   Extraordinary loss on early extinguishment of debt, net of tax                          --        13,126           --
   Decrease (increase) in accounts receivable                                           6,800       (20,259)      31,356
   Decrease (increase) in prepaid expenses and other                                  (32,848)        1,752        4,193
   Increase in interest payable                                                        14,081         7,857       18,635
   Increase (decrease) in accounts payable and accrued liabilities                     (8,648)       66,031       10,869
   Other, net                                                                         (11,846)       15,679       41,723
                                                                                    ---------    ----------    ---------
     Net cash provided by operating activities                                        266,588       259,477      294,466
                                                                                    ---------    ----------    ---------
 Cash Flows From Financing Activities
   Borrowing on long-term obligations                                                 102,450     1,140,588      188,482
   Payments on long-term obligations                                                  (84,502)     (882,446)    (871,734)
   Issuance of Guaranteed Secured Bonds                                                    --            --      603,840
   Issuance of debt securities                                                             --            --      414,275
   Cash dividends to parent                                                                --      (197,000)    (150,000)
                                                                                    ---------    ----------    ---------
     Net cash provided by financing activities                                         17,948        61,142      184,863
                                                                                    ---------    ----------    ---------
Cash Flows From Investing Activities
   Investments in energy projects                                                      (9,997)      (62,034)     (78,575)
   Loans to energy projects                                                          (107,219)      (63,406)    (106,443)
   Payments for common stock of acquired companies                                   (221,985)      (63,983)     (34,640)
   Capital expenditures                                                               (73,393)      (87,706)    (119,407)
   Proceeds from loan repayments                                                       12,790       160,797       32,067
   Proceeds from sale of assets                                                         4,100        71,166       70,000
   Decrease (increase) in restricted cash                                             (12,507)      (46,275)      17,137
   Other, net                                                                             (32)       (5,690)     (26,458)
                                                                                    ---------    ----------    ---------
     Net cash used in investing activities                                           (408,243)      (97,131)    (246,319)
                                                                                    ---------    ----------    ---------
Effect of exchange rate changes on cash                                                (2,998)      (21,239)      13,084
                                                                                    ---------    ----------    ---------
Net increase (decrease) in cash and cash equivalents                                 (126,705)      202,249      246,094
Cash and cash equivalents at beginning of period                                      585,883       383,634      137,540
                                                                                    ---------    ----------    ---------
Cash and cash equivalents at end of period                                          $ 459,178    $  585,883    $ 383,634
                                                                                    =========    ==========    =========



  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)


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

Investments

  Cash equivalents include time deposits and other investments totaling $288.4 million at December 31, 1998, with maturities of three months or less. All investments are classified as available-for-sale.

  Investments in energy projects and oil and gas with 50% or less voting stock are accounted for by the equity method. The majority of energy projects and all investments in oil and gas are accounted for under the equity method at December 31, 1998.

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

Useful lives for property, plant and equipment are as follows:

          Furniture and office equipment                      2 - 10 years
          Building, plant and equipment                      25 - 50 years
          Civil works                                        50 - 80 years
          Capitalized leased equipment                            25 years
          Leasehold improvements                             Life of lease

Goodwill

  Goodwill represents the cost incurred in connection with the purchase of First Hydro Company (First Hydro) in excess of the fair value of the net assets acquired in December 1995. This amount is being amortized over 40 years on a straight-line basis. Accumulated amortization was $25.8 million and $17.2 million at December 31, 1998 and 1997, respectively.

Impairment of Investments and Long-Lived Assets

  EME periodically evaluates the potential impairment of its investments in projects and other long-lived assets (including goodwill) based on a review of estimated future cash flows expected to be generated. If the carrying amount of the investment or asset exceeds the amount of the expected future cash flows (undiscounted and without interest charges), then an impairment loss is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this statement in 1996 did not have a material adverse effect on the consolidated financial position or results of operations of EME.

Capitalized Interest

  Interest incurred on funds borrowed by EME to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in investment in energy projects and property, plant and equipment.

  Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

                                               Years Ended December 31,
                                           --------------------------------
                                            1998         1997         1996
                                           ------       ------       ------
Interest incurred                          $209.2       $225.3       $215.5
Interest capitalized                        (26.3)       (15.0)       (64.4)
                                           ------       ------       ------
                                           $182.9       $210.3       $151.1
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

Deferred Financing Costs

  Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization amounted to $3.7 million in 1998 and $1.7 million in 1997.

Deferred Revenue

  Certain revenues on power sales contracts are deferred and amortized to income utilizing the unit-of-production method under the contracts.

Revenue Recognition

  EME records revenue and related costs as electricity is generated or services are provided, subject to revenue levelization and amortization of deferred revenue. Revenues are adjusted for price differentials resulting from its electricity rate swap agreements in the U.K. and Australia. These rate swap agreements are discussed further in Note 6.

Financial Instruments

  EME enters into interest rate swap, cap and collar agreements to manage its interest rate exposure. The related net interest rate differentials to be paid or received are recorded as adjustments to interest expense. In addition, EME enters into electricity rate swap agreements to manage its exposure to the U.K. and Australia market (pool) price volatilities. The related price differentials to be paid or received are currently recorded as adjustments to electric revenues or fuel expenses. These instruments are discussed further in Note 6.

Translation of Foreign Financial Statements

  Assets and liabilities of most foreign operations are translated at end of period rates of exchange and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from foreign currency transactions are normally included in other income in the consolidated statements of income. Foreign currency transaction gains and (losses) amounted to $(1.2) million, $(2.9) million and $0.6 million for 1998, 1997 and 1996, respectively. Gains or losses from translation of foreign currency financial statements are included in comprehensive income in shareholder's equity.

Stock-based Compensation

  EME measures compensation expense relative to stock-based compensation by the intrinsic-value method.


Note 3.  Acquisitions
---------------------

  In December 1998, EME del Caribe, an indirect, wholly owned subsidiary of EME, acquired 50% of the 540-MW EcoElectrica liquefied natural gas (LNG) combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico for approximately $243 million. The project also includes a desalination plant and LNG storage and vaporization facilities and is expected to commence commercial operation by late 1999.

  In 1992, Edison Mission Energy Australia, an indirect, wholly owned subsidiary of EME (together with other wholly owned affiliates of EME) acquired 51% of the 1,000-MW Loy Yang B Power Station (Loy Yang B) from the State Government of Victoria (State). In connection with the 1992 acquisition, the State Electricity Commission of Victoria (SECV) entered into a 30-year power purchase agreement with EME to purchase its share of the plant output. Loy Yang B's principal assets are two 500-MW brown-coal-fired units located near Melbourne, Australia.

  In May 1997, a wholly owned subsidiary of EME acquired the State's 49% interest in Loy Yang B. Consideration for the State's 49% interest consisted of
(1) a cash payment of approximately $64 million (84 million Australian dollars),
(2) termination of the existing power purchase agreement and other related agreements and (3) entering into a new series of power sales-related contracts with the State resulting in a total transaction value of approximately $686 million (900 million Australian dollars).

  Each of the acquisitions has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values. The consolidated statement of income for 1997 reflects the operations under the new contracts and the elimination of the minority interest of Loy Yang B beginning on May 9, 1997.

  The following unaudited pro forma data summarizes the consolidated results of operations for the periods indicated as if the acquisition of the 49% interest in Loy Yang B had occurred at the beginning of 1997 and 1996. The pro forma data gives effect to certain adjustments including electric revenues, fuel expense, depreciation and amortization, interest expense and related income tax adjustments. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997 or 1996, or of the results which may occur in the future.

                                                                                        (Unaudited)
                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                                      1997        1996
                                                                                      ----        ----
Operating revenues                                                                  $939.9      $731.2
Income before extraordinary loss                                                     143.9        88.4
Net income                                                                           130.8        88.4

  The table below summarizes additional acquisitions by EME or its wholly owned subsidiaries from 1996 through 1998.

                                                                                          Percentage         Purchase
Date                     Acquired By                   Acquisition                         Acquired            Price
----                     -----------                   -----------                        ----------         --------
Energy Projects
July 10, 1998            EME Tri Gen B.V.              Tri Energy Company Limited           25.0%              $ 1.5
January 31, 1996         MEC Indonesia B.V.            P.T. Paiton Energy Company            7.5%               10.2
January 23, 1996         MEC International B.V.        Iberian Hy-Power Amsterdam B.V.      66.0%               19.5

Oil and Gas
January 1, 1998          Edison Mission Energy Oil     Four Star Oil & Gas Company           3.2%                4.1
                         & Gas (EMEO&G)                (Four Star)
August 1, 1996           EMEO&G                        Four Star                             4.4%                4.9

Note 4.  Investments
--------------------

Investments in Energy Projects

  Investments in energy projects, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. The difference between the carrying value of energy project investments and the underlying equity in the net assets amounted to $238.4 million at December 31, 1998. The differences are being amortized over the life of the projects. The following table presents summarized financial information of the investments in energy projects:

                                                                            December 31,
                                                                      ------------------------
                                                                        1998            1997
                                                                      --------        --------
Domestic energy projects
   Equity investment                                                  $  398.8         $ 411.5
   Notes receivable                                                      135.2           145.3
                                                                      --------         -------
     Subtotal                                                            534.0           556.8

International energy projects
   Equity investment                                                     452.6           230.2
   Notes receivable                                                      177.0            65.7
                                                                      --------         -------
     Subtotal                                                            629.6           295.9

     Total                                                            $1,163.6         $ 852.7
                                                                      ========         =======

  EME's subsidiaries have provided loans or advances related to certain projects. Domestic loans at December 31, 1998 consist of the following: a $94.5 million, 10% interest loan; a $26.3 million, 5% interest promissory note, payable semiannually, due April 2008; and two 8.05% interest loans totaling $14.4 million. International loans at December 31, 1998 consist of the following: a $126 million, non-interest bearing loan; a $26 million, LIBOR + 2.25% interest loan (8.0% at December 31, 1998); and a $25 million, 12% interest loan.

  The undistributed earnings of investments accounted for by the equity method were $176.4 million in 1998 and $163.4 million in 1997.

  The following table presents summarized financial information of the investments in energy projects accounted for by the equity method:

                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
Revenues                                               $1,585.7        $1,593.4        $1,383.3
Expenses                                                1,255.6         1,294.7         1,083.1
                                                       --------        --------        --------
   Net income                                          $  330.1        $  298.7        $  300.2
                                                       ========        ========        ========

                                                                    December 31,
                                                           ----------------------------
                                                              1998              1997
                                                           ----------         ---------
Current assets                                               $  520.6          $  507.7
Noncurrent assets                                             5,315.0           4,523.7
                                                             --------          --------
   Total assets                                              $5,835.6          $5,031.4
                                                             ========          ========

Current liabilities                                          $1,028.6          $  750.9
Noncurrent liabilities                                        3,540.8           2,986.2
Equity                                                        1,266.2           1,294.3
                                                             --------          --------
   Total liabilities and equity                              $5,835.6          $5,031.4
                                                             ========          ========

  The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

  The following table presents, as of December 31, 1998, the energy projects accounted for by the equity method that represent at least five percent (5%) of EME's income before tax or in which EME has an investment balance greater than $50 million.

Energy Project                      Location              Investment               Operating Status
--------------                      --------              ----------               ----------------
Paiton                              East Java, Indonesia    $335.7                 Coal-fired facility under
                                                                                   construction
EcoElectrica                        Penuelas, Puerto Rico    244.2                 Liquefied natural gas facility
                                                                                   under construction
Watson                              Carson, CA               115.0                 Operating cogeneration facility
Brooklyn Navy Yard                  Brooklyn, NY              89.6                 Operating cogeneration facility
Sycamore                            Bakersfield, CA           70.7                 Operating cogeneration facility
Midway-Sunset                       Fellows, CA               49.2                 Operating cogeneration facility
Kern River                          Bakersfield, CA           48.2                 Operating cogeneration facility
March Point                         Anacortes, WA             15.2                 Operating cogeneration facility

Investments in Oil and Gas

  At December 31, 1998, EME had one 50.09% owned (with 48.97% voting stock) and one 50% owned investment in oil and gas. These investments are accounted for utilizing the equity method. The difference between the carrying value of one oil and gas investment and the underlying equity in the net assets amounted to $39.3 million at December 31, 1998. The difference is being amortized on a unit of production basis over the life of the reserves. The following table presents summarized financial information of the investments in oil and gas:

                                                                Years Ended December 31,
                                                        -------------------------------------
                                                          1998            1997          1996
                                                         ------          ------        ------
Operating revenues                                       $211.3          $304.7        $313.7
Operating expenses                                        164.1           197.4         222.3
                                                         ------          ------        ------
Operating income                                           47.2           107.3          91.4
Provision (credit) for income taxes                        (2.3)           18.5          17.2
                                                         ------          ------        ------
Net income (before non-operating items)                    49.5            88.8          74.2
Non-operating expense, net                                (13.5)          (12.8)        (12.0)
                                                         ------          ------        ------
   Net income                                            $ 36.0          $ 76.0        $ 62.2
                                                         ======          ======        ======

                                                                   December 31,
                                                           --------------------------
                                                             1998               1997
                                                           -------            -------
Current assets                                              $ 81.5             $ 94.3
Noncurrent assets                                            384.7              417.6
                                                            ------             ------
   Total assets                                             $466.2             $511.9
                                                            ======             ======

Current liabilities                                         $111.4             $ 49.5
Noncurrent liabilities                                       226.9              309.4
Deferred income taxes and other liabilities                   42.0               64.5
Equity                                                        85.9               88.5
                                                            ------             ------
   Total liabilities and equity                             $466.2             $511.9
                                                            ======             ======

Long-Term Receivables

  At December 31, 1997, long-term receivables included notes receivable from EME's former partner in the Carbon II power plant. In December 1997, EME's former partner made a prepayment of $65 million, reducing notes receivable to $21.2 million at December 31, 1997, which has been reclassified to current assets at December 31, 1998. These notes are secured by a surety bond.
Interest on these notes is payable quarterly at LIBOR plus 2% (7.07% at December 31, 1998), with the remaining principal due in November 1999.


Note 5.  Property, Plant and Equipment
--------------------------------------

  Property, plant and equipment consist of the following:

                                                                    December 31,
                                                           -----------------------------
                                                              1998               1997
                                                           ---------          ----------
Buildings, plant and equipment                             $1,756.5            $1,857.8
Civil works                                                 1,009.2             1,002.2
Construction in progress                                      164.0                83.8
Capitalized leased equipment                                  196.0               198.8
                                                           --------            --------
                                                            3,125.7             3,142.6
Less accumulated depreciation and amortization                250.9               201.6
                                                           --------            --------
  Net property, plant and equipment                        $2,874.8            $2,941.0
                                                           ========            ========

Note 6.  Financial Instruments
------------------------------

Long-Term Obligations

  Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders rely on specific project assets to repay such obligations. Long-term obligations consist of the following:

                                                                    December 31,
                                                           -----------------------------
                                                              1998               1997
                                                           ---------          ----------
EME (parent only)
   Senior Notes, net
     due 1999 (7.75%)                                      $ 99.9             $ 99.8
     due 2002 (8.125%)                                       99.4               99.3

Edison Mission Energy Funding Corp.
   Series A Notes, net
     due 1997-2003 (6.77%)                                  198.8              231.5
   Series B Bonds, net
     due 2004-2008 (7.33%)                                  188.9              188.7

First Hydro project
   First Hydro Finance Plc Guaranteed
      Secured Bonds due 2021 (9%)                           665.1              657.1

Iberian Hy-Power project
   Term Loan
     due 2012 (MIBOR + 0.75%)
     (3.989% at 12/31/98)                                    79.3               78.1
   Fuerzas Electricas de Cataluna, S.A.
     due 2003 (9.408%)                                       25.1               26.5
   Compagnie Generale Des Eaux
     due 2003 (non-interest bearing)                         22.7               21.8

Loy Yang B project
   Energy Capital Partnership Credit Agreement
     due 2012-2017 (BBR + 0.4 to 1.1%)
     (5.33% to 6.03% at 12/31/98)                           766.8              823.6

Roosecote project
   Capital lease obligation (see Note 12)                    48.4               68.2
   Term Loan and Guarantee Facility
     due 2005 (sterling LIBOR + 0.6%)
     (6.858% at 12/31/98)                                    92.2               83.1

Kwinana project
   Syndicated Project Facility Agreement
     due 2012 (BER + 1.2%)
     (6.025% at 12/31/98)                                      60.6             67.2

Doga project
   Overseas Private Investment Corporation
    Credit Facility
     due 2010 (U.S. Treasury Note + 3.95%)
     (8.598% at 12/31/98)                                     81.2             43.3
   Nederlandsche Credietverzekering Maatschappij N.V.
     due 2010 (LIBOR + 1.25%)
     (6.316% at 12/31/98)                                     29.9             16.0

Other long-term obligations                                   132.6            103.3
                                                           --------         --------
Subtotal                                                    2,590.9          2,607.5
Current maturities of long-term obligations                  (224.5)           (75.4)
                                                           --------         --------
   Total                                                   $2,366.4         $2,532.1
                                                           ========         ========

  At December 31, 1998, EME had available $441.8 million of borrowing capacity and approximately $58.2 million in letters of credit issued under a $500 million revolving credit facility that expires in 2001.

  In May 1997, EME closed financing of $964 million (1.265 billion Australian dollars) in connection with the acquisition of the remaining 49% interest in the Loy Yang B project. The proceeds received were used to repay Loy Yang B's existing debt facilities of $713 million (935.5 million Australian dollars) with the balance used to finance the acquisition and to return funds to various affiliates of EME. The financing consists of (1) a $373 million (490 million Australian dollars) 15-year interest only term facility, (2) a $583 million (765 million Australian dollars) 20-year amortizing term facility with principal and interest payments scheduled quarterly commencing September 30, 1998, and (3) an $8 million (10 million Australian dollars) working capital facility with a term equal to that of the 20-year amortizing term facility. The financing was structured on a non-recourse basis. Lenders look solely to the operating cash proceeds of Loy Yang B to repay the debt and have taken a security interest in the Loy Yang B project assets. The early repayment of Loy Yang B's existing debt facilities of $713 million resulted in an extraordinary loss of $13.1 million (net of income tax benefit of $8.6 million) attributable to the write-off of unamortized debt issue costs.

  Annual maturities on long-term debt at December 31, 1998, for the next five years, excluding capital leases (see Note 12) are summarized as follows: 1999 - $201.8 million; 2000 - $87.5 million; 2001 - $87.9 million; 2002 - $196.2 million; 2003 - $135.3 million. The current portion of Roosecote debt is included in long-term debt, as proceeds from future borrowings will exceed the current portion under terms of the Term Loan and Guarantee Facility.

  Certain cash balances are restricted primarily to pay amounts required for debt payments and letter of credit expenses. The total restricted cash was $72.1 million at December 31, 1998 and $59.5 million at December 31, 1997.

  Debt service reserves classified in Other Assets (including reserves for interest on annual lease payments) were $66.2 million at December 31, 1998 and $44.7 million at December 31, 1997.

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

Other Financial Instruments

  Projects in the U.K. sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a significant portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4-hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

  Loy Yang B has entered into a number of financial hedges to mitigate exposure to price volatility of the electricity traded into the pool. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State, between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

  EME's risk management policy allows for the use of these contracts and other derivative financial instruments to limit financial exposure on its investments and to manage exposure to fluctuation in interest rates, foreign exchange rates and energy prices but prohibits the use of these instruments for speculative investment purposes. EME does not hold or issue financial instruments for trading purposes.

  EME had the following derivative financial instruments at December 31, 1998 and 1997, except where noted:


Category                    Contract Amount/Terms                        Purpose
---------                   ---------------------                        -------
Interest rate swaps
EME (parent only)            $200 million expiring in 1999 ($100         Convert fixed-rate debt of 7.75%
                             million) and 2002 ($100 million)            and 8.125% to a floating rate,
                                                                         such floating rate capped at 9.0%

                             $45 million expiring in 1999,               Convert fixed-rate debt of
                             corresponding preferred securities due      9.875% to a floating rate
                             2024

Kwinana project              39.4 million Australian dollars             Change floating-rate debt to a
                             (12/31/98)  (U.S. $24 million); 40.8        fixed rate of 10.98%
                             million Australian dollars (12/31/97)
                             (U.S. $27 million); expiring in 2007

Loy Yang B project           1.4 billion Australian dollars (U.S. $855   Change floating-rate debt to
                             million) expiring 2002-2008; 1.2 billion    fixed rates ranging from 6.05%
                             Australian dollars (U.S. $781 million)      to 7.93%
                             expiring 2002-2007

Interest rate collar
Iberian Hy-Power project     11.7 billion Spanish pesetas                Change interest rate exposure to
                             (U.S. $82 million) expiring in 1999         float within range from 4.5%
                                                                         minimum to 7.5% maximum
Electricity rate swaps
First Hydro project          Approximately 2,095 MW related to winter    Change the variable market
                             months (October through March) and 1,691    electricity sales rates to fixed
                             MW related to summer months (April          rates
                             through September) of electrical
                             generation under selling pricing
                             contracts (12/31/98); 1,685 MW related to
                             winter months and 759 MW related to
                             summer months (12/31/97); expiring at
                             various dates through 2000

                             Approximately 1,120 MW related to winter    Change the variable market
                             months and 860 MW related to summer         electricity sales rates to fixed
                             months of electricity under purchasing      rates
                             pricing contracts (12/31/98);

                             410 MW related to winter months and 200
                             MW related to summer months (12/31/97);
                             expiring at various dates through 2000

Loy Yang B project           Approximately 920 MW of electrical          Change the variable market
                             generation under selling pricing            electricity sales rates to fixed
                             contracts (12/31/98 and 12/31/97)           rates
                             expiring at various dates through 2016

Fair values of financial instruments were:

                                                             December 31,
                                          ---------------------------------------------------
                                                  1998                           1997
                                          ------------------               ------------------
                                          Carrying      Fair               Carrying      Fair
Instruments                                Amount      Value                Amount      Value
-----------                               --------     -----               --------     -----
Long-term receivables                     $    6.9     $ 6.8               $   26.0     $27.6

Electricity rate swap agreements                --      19.2                     --      77.1

Long-term obligations                      2,366.4   2,293.2                2,532.1   2,715.6

Interest rate swap/collar agreements            --     (83.1)                    --     (68.1)

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

  In addition, Iberian Hy-Power has entered into a forward-starting interest rate swap in order to fix the interest rate on a portion of the long-term debt outstanding. The swap period commences on December 15, 1999 and matures on December 15, 2007. The notional amount of the swap is based on an amortizing loan profile. The notional amount at December 15, 1999 is 10.8 billion Spanish pesetas (U.S. $76 million). As of December 31, 1998, the fair value of this swap was a negative $9.5 million dollars which has been reflected in the table above.

Credit Risk

  EME's financial instruments and power sales contracts involve elements of credit risk. Credit risk relates to the risk of loss that EME would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The counterparties to financial instruments and contracts consist of a number of major financial institutions and domestic and foreign utilities. EME attempts to mitigate this risk by entering into contracts with counterparties that have a strong capacity to meet their contractual obligations and by monitoring the credit quality of these financial institutions and utilities. The currency crisis in Indonesia has raised concerns over the ability of the state owned utility to meet its obligations under the current power sales contract with EME's Paiton project as discussed further in Note 11. In addition, EME enters into contracts whereby the structure of the contracts minimizes its credit exposure. Accordingly, EME, with the exception of the Paiton project, does not anticipate any material impact to its financial position or results of operations as a result of counterparty nonperformance.

  The electric power generated by EME's domestic operating projects that are generally sold to a limited number of electric utilities pursuant to long-term (typically, 15 to 30-year) power sales contracts (see Note 13) are expected to result in consistent cash flows under a wide range of economic and operating circumstances. To accomplish this, EME structures its long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and by entering into long-term fuel supply and transportation agreements. In addition, EME has plants located in different geographic areas in order to mitigate the effects of regional markets, economic downturns or unusual weather conditions.


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


Note 8.  Income Taxes
---------------------

Current and Deferred Taxes

  Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

                                                                    December 31,
                                                           -----------------------------
                                                              1998               1997
                                                           ---------          ----------
Deferred tax assets
   Reserves and other items not currently deductible       $109.4             $ 92.0
   Loss carryforwards                                        41.5                8.9
   Deferred income                                          187.9              191.6
   Dividends in excess of equity earnings                    22.4               22.4
   Other                                                     10.1               17.1
                                                           ------             ------
     Total                                                  371.3              332.0
                                                           ------             ------

Deferred tax liabilities
   Basis differences                                       963.4              820.0
   Tax credits, net                                         20.6               29.0
   Other                                                     0.3                0.4
                                                          ------             ------
     Total                                                 984.3              849.4
                                                          ------             ------
Deferred taxes and tax credits, net                       $613.0             $517.4
                                                          ======             ======

  Loss carryforwards, primarily Australian, total $135 million and $45 million at December 31, 1998 and 1997, respectively, with no expiration date.

The components of income before income taxes are as follows:

                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
U.S.                                                    $ 32.8          $ 39.0          $ 40.6
Foreign                                                  169.8           146.5           133.5
                                                        ------          ------          ------
   Total                                                $202.6          $185.5          $174.1
                                                        ======          ======          ======

  United States income tax has not been provided on unrepatriated foreign earnings in the amounts of $255 million and $170 million at December 31, 1998 and 1997, respectively.

The provision for income taxes is comprised of the following:

                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
Current
   Federal                                              $(10.5)         $ (2.4)         $ 33.1
   State                                                 (19.0)          (10.2)            6.7
   Foreign                                                14.8            78.3            38.8
                                                        ------          ------          ------
     Total current                                       (14.7)           65.7            78.6
                                                        ------          ------          ------
Deferred
   Federal                                                28.1            14.3           (17.9)
   State                                                  25.3             9.0             0.4
   Foreign                                                31.7           (31.6)           20.9
                                                        ------          ------          ------
     Total deferred                                       85.1            (8.3)            3.4
                                                        ------          ------          ------

Provision for income taxes                              $ 70.4          $ 57.4          $ 82.0
                                                        ======          ======          ======

  The components of the deferred tax provision (credit), which arise from tax credits and timing differences between financial and tax reporting, are presented below:

                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
Basis differences                                       $116.5          $ 102.6         $ 55.3
Loss carryforwards                                       (32.6)           121.0          (41.2)
Deferred income                                            3.7           (197.9)            --
State tax deduction                                        4.3             (0.2)          (2.9)
Reserves and other items not currently deductible        (17.4)           (27.6)           8.7
Elimination of book income                                 6.9             (7.0)         (10.0)
Dividends in excess of equity earnings                      --              0.2           (9.2)
Other                                                      3.7              0.6            2.7
                                                        ------          -------         ------
   Total deferred provision (credit)                    $ 85.1          $  (8.3)        $  3.4
                                                        ======          =======         ======

Variations from the 35% federal statutory rate are as follows:

                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
Expected provision for federal income taxes             $ 70.9          $ 64.9          $  60.9
Increase (decrease) in the provision for taxes
 resulting from
   State tax - net of federal deduction                    4.1            (0.8)             4.4
   Dividends received deduction                           (4.0)           (8.2)            (7.9)
   Amortization of tax credits                            (6.5)           (1.7)            (8.6)
   Benefit due to foreign tax rate reduction             (11.0)          (20.0)              --
   Taxes payable under anti-deferral regimes               6.7             7.0               --
   Taxes on foreign operations at different rates          8.4            12.8             17.3
   Book and tax basis differences                          2.3             3.5             15.4
   Other                                                  (0.5)           (0.1)             0.5
                                                        ------          ------            -----
   Total provision for income taxes                     $ 70.4          $ 57.4            $82.0
                                                        ======          ======            =====
Effective tax rate                                        34.8%           30.9%            47.1%
                                                        ======          ======            =====


Note 9.  Employee Benefit Plans
-------------------------------

  U.S. employees of EME are eligible for various benefit plans of Edison International. Certain EME Australian, U.K. and Spanish subsidiaries also participate in their own respective defined benefit pension plans.

Pension Plans

  Noncontributory, defined benefit pension plans cover employees who fulfill minimum service requirements. Prior service costs from pension plan amendments are funded over 30 and 15 years for the U.S. plan and Australian plan, respectively. There are no prior service costs included in the U.K. and Spanish plans.

  In 1996, EME recorded special termination benefits in connection with its special voluntary early retirement program. The special termination benefit was paid directly from the employer's assets and plan assets.

  In 1998, EME adopted a new accounting standard that revises the disclosure requirements for pension plans. Prior periods have been restated.

  Information on plan assets and benefit obligations is shown below:

                                                                                December 31,
                                                         ----------------------------------------------------------
                                                         1998          1997                      1998         1997
                                                         ----          ----                      ----         ----
                                                              U.S. Plan                           Non U.S. Plans
                                                         -------------------                   --------------------
Change in Benefit Obligation
 Benefit obligation at beginning of year                 $20.5        $14.7                    $   30.1   $    26.1
 Service cost                                              2.4          1.8                         1.8         1.5
 Interest cost                                             1.4          1.1                         1.9         1.9
 Actuarial gain                                            2.0          3.0                         3.3         0.8
 Plan participants' contribution                            --           --                         0.6         0.5
 Benefits paid                                            (0.2)        (0.1)                       (1.0)       (0.7)
                                                         -----        -----                    --------   ---------
   Benefit obligation at end of year                     $26.1        $20.5                    $   36.7   $    30.1
                                                         =====        =====                    ========   =========
Change in Plan Assets
 Fair value of plan assets at beginning of year          $16.6        $11.7                    $   28.3   $    24.1
 Actual return on plan assets                              2.3          2.7                         3.4         1.9
 Employer contributions                                    2.2          2.3                         3.7         2.5
 Plan participants' contribution                            --           --                         0.2         0.3
 Benefits paid                                            (0.2)        (0.1)                       (0.8)       (0.5)
                                                         -----        -----                    --------    ---------
   Fair value of plan assets at end of year              $20.9        $16.6                    $   34.8    $   28.3
                                                         -----        -----                    --------    ---------

Funded Status                                            $(5.2)       $(3.9)                   $   (1.9)   $    (1.8)
Unrecognized net gain                                       --         (0.8)                        2.4          0.7
Unrecognized net obligation (17-year amortization)         1.4          1.4                          --           --
Unrecognized prior service cost                            0.5          0.5                          --           --
                                                         -----        -----                    --------    ---------
Pension asset (liability)                                $(3.3)       $(2.8)                   $    0.5    $    (1.1)
                                                         =====        =====                    ========    =========

Discount rate                                             6.75%         7.0%                   4.5-5.5%    5.0-6.75%
Rate of compensation increase                              5.0%         5.0%                       3.0%    3.5-4.75%
Expected return on plan assets                             7.5%         8.0%                   6.0-8.0%    7.0%-9.0%

Components of pension expense were:

                                                                    Years Ended December 31,
                                         -------------------------------------------------------------------------------
                                            1998          1997          1996          1998          1997          1996
                                         ----------    ----------    ----------    ----------    ----------   ----------
                                                        U.S. Plan                              Non U.S. Plans
                                         --------------------------------------    -------------------------------------
Service cost                              $ 2.4         $ 1.8         $ 2.0         $ 1.8         $ 1.5        $ 1.2
Interest cost obligation                    1.4           1.1           1.5           1.9           1.9          1.7
Expected return on plan assets             (1.3)         (1.1)         (1.7)         (3.4)         (2.9)        (1.5)
Net amortization and deferral               0.2           0.2           0.9           1.3           0.9         (0.1)
                                          -----         -----         -----         -----         -----        -----
Pension expense                             2.7           2.0           2.7           1.6           1.4          1.3
Special termination benefits                 --            --           0.9            --            --           --
                                          -----         -----         -----         -----         -----        -----
Net pension expense                       $ 2.7         $ 2.0         $ 3.6         $ 1.6         $ 1.4        $ 1.3
                                          =====         =====         =====         =====         =====        =====

Postretirement Benefits Other Than Pensions

  U.S. employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health care, dental, life insurance and other benefits. In 1996, EME recorded special termination expenses from a special voluntary early retirement program.

  In 1998, EME adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

  Information on plan assets and benefit obligations is shown below:

                                                                            1998                     1997
                                                                           ------                   ------
Change in Benefit Obligation
 Benefit obligation at beginning of year                                   $ 11.7                   $ 11.4
 Service cost                                                                 1.4                      1.2
 Interest cost                                                                0.7                      0.7
 Actuarial loss (gain)                                                        1.3                     (1.3)
 Benefits paid                                                               (0.2)                    (0.3)
                                                                           ------                   ------
    Benefit obligation at end of year                                      $ 14.9                   $ 11.7
                                                                           ------                   ------

Change in Plan Assets
  Fair value of plant assets at beginning of year                          $   --                   $   --
  Employer contributions                                                      0.2                      0.3
  Benefits paid                                                              (0.2)                    (0.3)
                                                                           ------                   ------
    Fair value of plan assets at end of year                               $   --                   $   --
                                                                           ------                   ------

Funded Status                                                              $(14.9)                  $(11.7)
Unrecognized net loss                                                         2.5                      1.1
Unrecognized transition obligation (20-year amortization)                     2.0                      2.0
                                                                           ------                   ------
Recorded liability                                                         $(10.4)                  $ (8.6)
                                                                           ------                   ------
Discount rate                                                               6.75%                     7.0%

  The components of postretirement benefits other than pensions expense were:

                                                               Years Ended December 31,
                                                       -------------------------------------
                                                        1998            1997            1996
                                                       -----           -----           -----
Service cost                                           $ 1.4           $ 1.2           $ 1.2
Interest cost                                            0.7             0.7             0.7
Amortization of transition obligation                    0.2             0.1             0.2
                                                       -----           -----           -----
Net expense                                              2.3             2.0             2.1
Special termination expense                               --              --             0.5
                                                       -----           -----           -----
Total expense                                          $ 2.3           $ 2.0           $ 2.6
                                                       =====           =====           =====

  The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1998, by $3.4 million and annual aggregate service and interest costs by $0.7 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 1998, by $2.6 million and annual aggregate service and interest costs by $0.5 million.

Employee Stock Plans
--------------------

  A 401(k) plan is maintained to supplement eligible U.S. employees' retirement income. The plan received EME contributions of $0.8 million in 1998 and $0.7 million in 1997 and 1996.

  In addition to the defined benefit plans described above, certain Australian and U.K. subsidiaries of EME sponsor a defined contribution plan. Annual contributions are based on 8 to 13.5 percent of covered employees' salaries. Contribution expense for the subsidiaries totaled approximately $0.5 million, $0.3 million and $0.2 million in 1998, 1997 and 1996, respectively.


Note 10.  Stock Compensation Plans
----------------------------------

  Under the Edison International Equity Compensation Plan (ECP), shares of Edison International common stock were reserved for potential issuance to key EME employees in various forms, including the exercise of stock options. Under these programs, there are currently outstanding to officers of EME, options on 352,372 shares of Edison International Common Stock of which 83,000, 61,300 and 57,900 were granted in 1998, 1997 and 1996, respectively. Options on Edison International stock include a dividend equivalent feature.

  Compensation expense recorded under the stock compensation program was $0.5 million for 1998 and 1997 and $0.7 million for 1996.

  The weighted-average fair value of options granted during 1998, 1997 and 1996 was $6.33 per share option, $7.62 per share option and $6.27 per share option, respectively. The weighted-average remaining life of options outstanding as of December 31, 1998, 1997 and 1996 was seven years.

  The fair value for each option granted during 1998, 1997 and 1996, reflecting the basis for the pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                         1998       1997       1996
                                                       --------   --------   --------
Expected life                                           7 years    7 years    7 years
Risk-free interest rate                                   5.6%       6.5%       5.5%
Expected volatility                                        17%        17%        17%

  The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. Stock-based compensation expense under the "fair-value" method of accounting prescribed by SFAS No. 123 "Stock-Based Compensation" would have resulted in pro forma earnings of $132.3 million, $112.3 million and $92.1 million in 1998, 1997 and 1996, respectively.

Phantom Stock Options

  EME, as a part of the ECP, issued "phantom stock" option performance awards to key employees commencing in 1994. Each phantom stock option may be exercised to realize any appreciation in the value of one hypothetical share of EME stock over its exercise price. Exercise prices for EME phantom stock are escalated on an annually-compounded basis over the grant price by 9%. The value of the phantom stock is recalculated annually as determined by a formula linked to the value of its portfolio of investments less general and administrative costs.
The options have a 10-year term with one-third of the total award vesting in each of the first three years of the award term, for all awards prior to 1998. Beginning in 1998, one-fourth of the 1998 and future option awards will vest in each of the first four years of the award term. Compensation expense recorded with respect to phantom stock options was $39 million, $70 million and $16.1 million in 1998, 1997 and 1996, respectively.


Note 11.  Commitments and Contingencies
---------------------------------------

Firm Commitments for Asset Purchase


Project                                                         U.S. Currency
-------                                                         -------------
Homer City (i)                                                      $ 1,801

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

Firm Commitments to Contribute Project Equity


Projects                           Local Currency               U.S. Currency
--------                           --------------               -------------
ISAB (i)                     244 billion Italian Lira                $148
Paiton (ii)                                                            52
EcoElectrica (iii)                                                     34
Tri Energy (iv)                                                        25
Doga (v)                                                                7

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

(iii) EcoElectrica is a 540-MW liquefied natural gas combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico. A wholly owned subsidiary of EME owns a 50% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iv) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid 2000.

(v) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for April 1999.

    Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur requiring acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity


Projects                                                        U.S. Currency
--------                                                        -------------
Paiton (i)                                                          $141
Tri Energy (ii)                                                       20
Doga (ii)                                                             15
All Other                                                             28

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default. These contingent obligations are to be cancelled (if unused) as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions and is scheduled to be achieved by October 1999. A dispute involving a slope adjacent to the Paiton site will require Contingent Equity to be contributed for amounts not otherwise covered by insurance. EME's share of the total costs related to the slope failure are currently estimated to be between $16 million and $44 million.

(ii) Contingent obligations to contribute additional project equity to the project would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default.

    Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of December 31, 1998, if payment were required, would be $268 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. A wholly owned subsidiary of EME owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. (BNY) for damages in the amount of $136.8 million. BNY has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, EME agreed to indemnify the partnership and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to the lenders. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.


  Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $336 million investment at December 31, 1998. Construction on the two-unit Paiton project is nearing completion. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has recently announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

   EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $25 million at December 31, 1998.

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

  EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of December 31, 1998. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.


Note 12.  Lease Commitments
---------------------------

  EME leases office space, property and equipment under noncancelable lease agreements that expire in various years through 2063. The primary capital lease obligation is for a project located in the U.K. A group of banks provides a guarantee on the performance of the capital lease obligation under a Term Loan and Guarantee Facility agreement. The facility agreement provides for an aggregate of $190.8 million in a guarantee to the lessor and in loans to the project. As of December 31, 1998, the loan obligation stands at $92.2 million, which is secured by the plant assets of $18.4 million owned by the project and a debt service reserve of $4.6 million.

  Future minimum payments for operating and capital leases at December 31, 1998, are:

Years Ending December 31,                       Operating           Capital
                                                 Leases             Leases
                                                ---------           -------
1999                                             $ 9.1               $27.4
2000                                               7.3                27.4
2001                                               6.1                 0.2
2002                                               5.0                 0.2
2003                                               4.6                 0.2
Thereafter                                        22.7                 0.3
                                                 -----               -----
Total future commitments                         $54.8                55.7
                                                 =====
Amount representing interest (9.65%)                                   7.3
                                                                     -----
Net Commitments                                                      $48.4
                                                                     =====

  Operating lease expense amounted to $6.9 million, $6.7 million and $6.3 million in 1998, 1997 and 1996, respectively.

Note 13.  Related Party Transactions
------------------------------------

  Certain administrative services such as payroll and employee benefit programs, all performed by Edison International or Edison employees, are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates, including EME. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Edison employees are sometimes directly requested by EME and such services are performed for EME's benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. Management believes the allocation methodologies utilized are reasonable. EME made reimbursements for the cost of these programs and other services, which amounted to $29.7 million, $23.4 million and $18.3 million in 1998, 1997 and 1996, respectively.

  EME records accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax sharing agreements as described in Note
2. Under these agreements, EME recognized tax benefits of $29.5 million for 1998 and $12.6 million for 1997 and a tax liability of $39.8 million for 1996 (see Note 8).

  Certain EME subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to Edison and others under the terms of long-term power purchase agreements. Sales by such partnerships to Edison under these agreements amounted to $534.8 million, $579.6 million and $517.1 million in 1998, 1997 and 1996, respectively.


Note 14.  Supplemental Statements of Cash Flows Information
-----------------------------------------------------------

                                                                       Years Ended December 31,
                                                               ----------------------------------------
                                                                1998             1997             1996
                                                               -------          ------           ------
Cash paid
 Interest (net of amount capitalized)                          $171.5           $218.1           $131.5
 Income taxes                                                  $  8.8           $ 62.3           $ 45.9

                                                                        Years Ended December 31,
                                                               ----------------------------------------
                                                                1998             1997             1996
                                                               ------           ------           ------
Details of companies acquired
 Fair value of assets acquired                                 $248.4           $667.1           $152.7
 Liabilities assumed                                               --            603.1            118.1
                                                               ------           ------           ------
Net cash paid for acquisitions                                 $248.4           $ 64.0           $ 34.6
                                                               ======           ======           ======

Non-Cash Investing and Financing Activities

  The amount of construction in progress financed by the minority owner in the Loy Yang B joint venture was $32.7 million in 1996.

  In June 1997, EME made a noncash dividend of $78 million to its parent company, TMG, a wholly owned, non-utility subsidiary of Edison International. The noncash dividend is in the form of a promissory note with interest at LIBOR plus 0.275% (5.77% at December 31, 1998) paid on a quarterly basis and principal is due on June 30, 2007.

Note 15.  Business Segments
---------------------------

  EME operates predominately in one line of business, electric power generation, with reportable segments organized by geographic region: United States, Asia Pacific and Europe, Central Asia, Middle East and Africa. EME's plants are located in different geographic areas, which mitigate the effects of regional markets, economic downturns or unusual weather conditions. These regions take advantage of the increasing globalization of the independent power market.

  Electric power and steam generated domestically is sold primarily under long-term contracts to electric utilities and industrial steam users located in the U.S. Excluding the U.K. and a project in Australia, electric power generated overseas is sold primarily under long-term contracts to electric utilities located in the country where the power is generated. Projects located in the U.K. and a project in Australia sell their energy and capacity production through a centralized electricity pool. These projects enter into short - and/or long-term contracts to hedge against the volatility of price fluctuations in the pool. Intercompany transactions have been eliminated in the following segment information.

                                                                               Europe,
                                                                            Central Asia,
                                                                 Asia        Middle East      Corporate/
                                                 U.S.          Pacific       and Africa        Other(i)          Total
                                            --------------   ------------   -------------   ---------------   ------------
1998
----
Electric & operating revenues                $   29.9         $  205.1       $  469.4        $           --      $   704.4
Equity in income from investments               184.6              1.3            3.5                    --          189.4
                                             --------         --------       --------        --------------       --------
   Total operating revenues                  $  214.5         $  206.4       $  472.9        $           --       $  893.8
                                             ========         ========       ========        ==============       ========

Interest and other income                    $     --         $    4.3       $   26.3        $         19.2       $   49.8
Interest expense                             $     --         $   71.0       $   77.3        $         34.6       $  182.9

Net income (loss)                            $   63.5         $   28.0       $   58.0        $        (17.4)      $  132.1
                                             ========         ========       ========        ==============       ========

Identifiable assets                          $  358.0         $1,334.3       $2,239.6        $         (0.3)      $3,931.6
Equity investments and advances                 841.2            361.2           23.8                   0.3        1,226.5
                                             --------         --------       --------        --------------       --------
   Total assets                              $1,199.2         $1,695.5       $2,263.4        $           --       $5,158.1
                                             ========         ========       ========        ==============       ========

1997
----
Electric & operating revenues                $   31.3         $  302.0       $  452.3        $           --       $  785.6
Equity in income from investments               182.7              3.5            0.2                   3.0          189.4
                                             --------         --------       --------        --------------       --------
   Total operating revenues                  $  214.0         $  305.5       $  452.5        $          3.0       $  975.0
                                             ========         ========       ========        ==============       ========

Interest and other income                    $     --         $    2.9       $   10.5        $         13.9       $   27.3
Interest expense                             $     --         $   82.2       $   84.8        $         43.3       $  210.3

Net income (loss)                            $   72.8         $   11.1       $   47.8        $        (16.7)      $  115.0
                                             ========         ========       ========        ==============       ========

Identifiable assets                          $  306.8         $1,468.0       $ 2,288.9        $         1.6       $4,065.3
Equity investments and advances                 623.9            252.7            42.9                  0.3          919.8
                                             --------         --------       ---------        -------------       --------
   Total assets                              $  930.7         $1,720.7       $ 2,331.8        $         1.9       $4,985.1
                                             ========         ========       =========        =============       ========

1996
----
Electric & operating revenues                $   31.6         $  239.7       $  418.4         $          --       $  689.7
Equity in income (loss) from investments        153.3              3.0            2.0                  (4.4)         153.9
                                             --------         --------       --------         -------------       --------
   Total operating revenues                  $  184.9         $  242.7       $  420.4         $        (4.4)      $  843.6
                                             ========         ========       ========         =============       ========

Interest and other income                    $     --         $    0.8       $   12.0         $         8.0       $   20.8
Interest expense                             $     --         $   37.1       $   87.3         $        26.7       $  151.1

Net income (loss)                            $   68.2         $   22.5       $   28.8         $       (27.4)      $   92.1
                                             ========         ========       ========         =============       ========

Identifiable assets                          $  239.5         $1,865.6       $2,044.2         $        87.3       $4,236.6
Equity investments and advances                 709.2            141.3           30.8                  34.6          915.9
                                             --------         --------       --------         -------------       --------
   Total assets                              $  948.7         $2,006.9       $2,075.0         $       121.9       $5,152.5
                                             ========         ========       ========         =============       ========

(i)  Includes corporate net interest expense and Mexico and Canada investments.

Geographic Information

  Foreign operating revenues and assets by country included in the table above are shown below.

                                                                      Years Ended December 31,
                                                              ----------------------------------------
                                                               1998             1997             1996
                                                              ------           ------           ------
Operating revenues

  Australia                                                   $199.3           $295.9           $235.9
  Other Asia Pacific                                             7.1              9.6              6.8
                                                              ------           ------           ------
Total Asia Pacific                                            $206.4           $305.5           $242.7
                                                              ======           ======           ======

  U.K.                                                        $448.8           $427.7           $392.7
  Spain                                                         24.1             24.8             27.7
                                                              ------           ------           ------
Total Europe, Central Asia, Middle East and Africa            $472.9           $452.5           $420.4
                                                              ======           ======           ======
                                                                      Years Ended December 31,
                                                              ----------------------------------------
                                                               1998             1997             1996
                                                              ------           ------           ------
Assets

  Australia                                                   $1,326.2         $1,460.7         $1,852.1
  Other Asia Pacific                                             369.3            260.0            154.8
                                                              --------         --------         --------
Total Asia Pacific                                            $1,695.5         $1,720.7         $2,006.9
                                                              ========         ========         ========
  U.K.                                                        $1,787.1         $1,759.5         $1,831.5
  Other Europe, Central Asia, Middle East and Africa             476.3            572.3            243.5
                                                              --------         --------         --------
Total Europe, Central Asia, Middle East and Africa            $2,263.4         $2,331.8         $2,075.0
                                                              ========         ========         ========

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

  EME's proportionate interest in net quantities of proved reserves at December 31, 1998, 1997 and 1996, and results of operations for the years then ended related to equity method investees are shown in the following tables:


                                                U.S.         Canada        Total
                                                ----         ------        -----
Costs incurred in oil and            1998     $ 11.8           $ --       $ 11.8
 gas property acquisition            1997       18.9             --         18.9
 exploration, and                    1996       13.4            4.2         17.6
 development activities

Aggregate amounts of                 1998     $191.9          $  --       $191.9
 capitalized costs                   1997      194.9             --        194.9
 (including construction in          1996      206.6           42.4        249.0
 progress) for proved and
 unproved properties

Results of operations                1998     $ 23.7           $ --       $ 23.7
                                     1997       39.2             --         39.2
                                     1996       39.2           (2.6)        36.6

Standardized measure of              1998     $175.8           $ --       $175.8
 discounted future net cash          1997      249.2             --        249.2
 flows                               1996      435.8           63.6        499.4

                                                              Oil                                   Natural
                                                        Million Barrels                        Billion Cubic Feet
                                                        ---------------                        ------------------
                                               U.S.          Canada        Total        U.S.        Canada       Total
                                               ----          ------        -----        ----        ------       -----
Proved developed and                 1998       21.9             --         21.9        191.3           --       191.3
undeveloped reserves                 1997       21.6             --         21.6        189.3           --       189.3
                                     1996       23.7            1.8         25.5        182.0        105.5       287.5







  In 1997, EME completed a sale of its ownersip interest in B.C. Star Partners which operated eleven producing properties in British Columbia, Canada.

Note 17.  Quarterly Financial Data (unaudited)
----------------------------------------------

1998                                First(i)         Second            Third(i)          Fourth(i)          Total
                                    --------         ------            --------          ---------          -----
Operating revenues                  $ 231.9         $  207.3           $ 227.5           $ 227.1           $ 893.8

Income from operations                 99.3             71.1             103.4              76.7             350.5

Net income                             37.7             18.6              44.8              31.0             132.1

1997                                First(i)         Second            Third(i)          Fourth(i)          Total
                                    --------         ------            --------          ---------          -----
Operating revenues                   $285.0         $  221.5(ii)       $ 234.5           $ 234.0           $ 975.0

Income from operations                133.6             86.6              91.2              82.5             393.9

Net income                             32.6             19.4(iii)(iv)     46.1              16.9             115.0

(i) Reflects EME's seasonal pattern, in which the majority of earnings from domestic projects are recorded in the third quarter of each year and higher electric revenues from certain international projects are recorded during the winter months of each year.

(ii) Decline in revenues as a result of restructuring agreements associated with the 49% acquisition of Loy Yang B in May 1997.

(iii) Includes a $14 million gain on sale of ownership interest in an oil and gas investment.

(iv) Includes a $13.1 million extraordinary loss on early extinguishment of debt.

Events Subsequent to Date of Auditors Report (Unaudited)
--------------------------------------------------------

  In March 1999, EME entered into agreements to acquire 100% of the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,772 MW. EME will operate the plants, which are located in the Midwest. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International.

  In March 1999, EME entered into agreements to acquire 40% of Contact Energy Ltd. (Contact), currently owned by the government of New Zealand. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for mid April 1999. EME plans to finance the approximately $625 million acquisition with debt secured by the project, corporate debt and cash.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Positions with EME

   The following table sets forth the names and ages of, the positions held with EME by, and the terms of office of, the directors and executive officers of EME as of March 1, 1999.

                                                                    Director               Position Held
                                                                  Continuously    Term     Continuously     Term
Name, Position and Age                                               Since       Expires       Since       Expires
----------------------                                            ------------   -------   -------------   -------
Alan J. Fohrer, 48.............................................    1992           1999           --          --
Chairman of the Board

Bryant C. Danner, 61...........................................    1993           1999           --          --
Director

Robert M. Edgell, 52...........................................    1993           1999          1988        1999
Director, Executive Vice President and
Division President of EME, Asia Pacific

Edward R. Muller, 46...........................................    1993           1999          1993        1999
Director, President and Chief Executive Officer

S. Linn Williams, 52...........................................     --             --           1994        1999
Senior Vice President and Division President of EME, Europe,
Central Asia, Middle East and Africa

James V. Iaco, Jr., 54.........................................     --             --           1994        1999
Senior Vice President and Chief Financial Officer
Division President of EME, Americas

Georgia R. Nelson, 49..........................................     --             --           1996        1999
Senior Vice President, Worldwide Operations

Raymond W. Vickers, 56.........................................     --             --           1999        1999
Senior Vice President and General Counsel

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

  Mr. Muller has been President and Chief Executive Officer of EME since August 1993. Prior to joining EME, Mr. Muller served as vice president, chief administrative officer, general counsel and secretary of Whittaker Corporation, an aerospace firm, from 1988 until 1992 and as vice president, chief financial officer, general counsel and secretary of Whittaker Corporation from 1992 until 1993. From 1991 until 1993, Mr. Muller also served as vice president, secretary and general counsel of BioWhittaker, Inc., a biotechnology company. Mr. Muller is a director of Whittaker Corporation and Global Marine, Inc.

  Mr. Williams has been Senior Vice President of EME since November 1994. Mr. Williams was named Division President of EME's Europe, Central Asia, Middle East and Africa region in November 1998. Mr. Williams served as General Counsel of EME from November 1994 until being named as Division President. From 1985 through 1989 and 1992-1993, Mr. Williams was a partner with the law firm of Gibson, Dunn and Crutcher. From 1993-1994, Mr. Williams was a partner with the law firm of Jones, Day, Reavis and Pogue.

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

  Ms. Nelson has been Senior Vice President, Worldwide Operations since January 1996. Ms. Nelson was Division President of EME's Americas region from January 1996 to January 26, 1998. Prior to joining EME, Ms. Nelson served as Senior Vice President of SCE from June 1995 until December 1995 and Vice President of SCE from June 1993 until May 1995. From 1992 to 1993, Ms. Nelson served as a Special Assistant to the Chairman of Edison International.

  Mr. Vickers has been Senior Vice President and General Counsel of EME since March 1, 1999. Prior to joining EME, Mr. Vickers was a partner with the law firm Skadden, Arps, Slate, Meagher & Flom concentrating on international business transactions, particularly cross-border capital markets and investment transactions, project implementation and finance. Mr. Vickers originally joined Skadden, Arps, Slate Meagher & Flom in 1989 as resident partner in the Hong Kong office.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

   Pursuant to Item 405 of Regulation S-K, EME is required to disclose the following recently elected officers who each had one delinquent Form 3 "Initial Statement of Beneficial Ownership of Securities" filing which is required to be filed within 10 days of being elected for fiscal year 1998:

          Name                                 Date Elected
          ----                                 ------------
          Gareth Brett, Vice President         July 6, 1998

ITEM 11.  EXECUTIVE COMPENSATION

  Summary Compensation Table

  The following table provides information concerning compensation paid by EME to each of the named executive officers during the years 1998, 1997 and 1996 for services rendered by such persons in all capacities to EME and its subsidiaries.


                          SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                                       Compensation
                                                ANNUAL COMPENSATION                      Awards
                              --------------------------------------------------         ------

                                                                     Other Annual     Securities       All Other
                                          Salary         Bonus       Compensation     Underlying      Compensation
Name and Principal Position   Year         ($)           ($)             ($)         Options (#)(1)     ($)(2)
---------------------------   ----         ---           ---             ---         --------------     ------
Edward R. Muller              1998       432,000       390,000            2,624          21,160          40,172
President and Chief           1997       400,000       456,000            3,478          33,300          28,587
Executive Officer             1996       370,000       444,000            2,621          41,000          23,148

Robert M. Edgell              1998       362,000       265,000               --          14,760          56,474(3)
Executive Vice President      1997       317,000       325,000               --          23,300          33,600(3)
                              1996       292,000       275,000              133          25,700          88,071(3)

S. Linn Williams              1998       325,000       186,000            2,197           9,520          25,841
Senior Vice President         1997       300,000       240,000            1,643          15,400          18,568
                              1996       275,000       220,000              734          20,100          13,148

Georgia R. Nelson             1998       310,000       170,000            3,125           8,580          29,233
Senior Vice President,        1997       290,000       206,000            7,125          15,400          17,829
Worldwide Operations          1996       270,000       190,000            1,337          23,700          14,446

James V. Iaco, Jr.            1998       300,000       180,000            5,167           8,830          17,648
Senior Vice President and     1997       280,000       224,000            4,913          15,400          14,962
Chief Financial Officer       1996       250,000       200,000            2,906          19,800          10,416


(1) No Stock Appreciation Rights (SARs) were granted. Amounts shown are comprised of Edison International nonqualified stock options and EME "phantom stock" options. For 1998, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 13,300; 8,700; 6,300; 5,400; and 5,900 Edison International stock options, respectively; and 7,860; 6,060; 3,220; 3,180; and 2,930 EME phantom stock options, respectively. For 1997, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,500; 7,500; 5,500; 5,500; and 5,500 Edison International stock options, respectively; and 22,800; 15,800; 9,900; 9,900; and 9,900 EME phantom stock options, respectively. For 1996, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,200; 6,600; 5,400; 9,000; and 5,100 Edison
    International stock options, respectively; and 30,800; 19,100; 14,700; 14,700; and 14,700 EME phantom stock options, respectively. Each Edison International nonqualified stock option gives the named executive officer the right to purchase one share of Edison International Common Stock, and each EME phantom stock option may be exercised to realize any appreciation in the value of one hypothetical share of EME stock over annually escalated exercise prices, on the terms described in the notes to the Option Grants in the 1998 Option Grant Table below.

(2) Includes the following company contributions to a defined contribution plan, Stock Savings Plus Plan (SSPP) and a supplemental plan for eligible participants who are affected by SSPP participation limits imposed on higher-paid individuals by federal tax law: For 1998, Mr. Muller, $26,373; Mr. Edgell $14,550; Mr. Williams, $16,796; Ms. Nelson, $15,461; and Mr. Iaco, $15,701. For 1997, Mr. Muller, $25,305; Mr. Edgell $13,000; Mr.
    Williams, $15,599; Ms. Nelson, $14,384; and Mr. Iaco, $14,376. For 1996, Mr.
    Muller, $11,455; Mr. Edgell, $4,500; Mr. Williams, $6,301; Ms. Nelson, $7,913; and Mr. Iaco, $6,077.

    Also includes the following amounts of interest accrued on deferred compensation of the named individuals, which is considered under the rules of the Securities and Exchange Commission to be at an above-market rate: For 1998, Mr. Muller, $13,520; Mr. Edgell $1,116; Mr. Williams, $9,005; Ms.
    Nelson, $7,812; and Mr. Iaco, $1,902. For 1997, Mr. Muller, $3,283; Mr.
    Edgell $458; Mr. Williams, $2,969; Ms. Nelson, $3,445; and Mr. Iaco, $586. For 1996, Mr. Muller, $1,508; Mr. Edgell, $239; Mr. Williams, $926; Ms. Nelson, $1,882; and Mr. Iaco, $139.

(3) Includes an overseas service allowance of $33,693, $20,142 and $75,832 in 1998, 1997 and 1996, respectively. For each employee serving in an overseas site, the allowance calculation depends on base pay, family size and location.

    Executive Stock Options

    The following table sets forth certain information concerning Edison International stock options and EME phantom stock options granted pursuant to the Edison International Equity Compensation Plan (ECP) to the executive officers named in the Summary Compensation Table above during 1998.



                                        OPTION GRANTS IN 1998(1)

                                                    Individual Grants
                           ----------------------------------------------------------
                                                               Exercise
                           Options        Percent of Total     or Base                      Grant Date
                           Granted       Options Granted to     Price      Expiration        Present
  Name                       (#)         Employees in 1998      ($/Sh)        Date          Value ($)
----------------------     -------       ------------------    --------    ----------       ----------
                            (2)(3)                                           (4)(5)             (6)
Edward R. Muller
 Edison International       13,300                1%              27.25     01/02/2008           84,189
 EME                         7,860                9%             264.13     01/02/2008          259,459

Robert M. Edgell
 Edison International        8,700                1%              27.25     01/02/2008           55,071
 EME                         6,060                7%             264.13     01/02/2008          200,041

S. Linn Williams
 Edison International        6,300      less than 1%              27.25     01/02/2008           39,879
 EME                         3,220                4%             264.13     01/02/2008          106,292

Georgia R. Nelson
 Edison International        5,400      less than 1%              27.25     01/02/2008           34,182
 EME                         3,180                4%             264.13     01/02/2008          104,972

James V. Iaco, Jr.
 Edison International        5,900      less than 1%              27.25     01/02/2008           37,347
 EME                         2,930                3%             264.13     01/02/2008           96,719


(1) No SARs were granted. This table reflects all awards made under the ECP ("ECP Options") during 1998. In addition to Edison International stock options, it includes EME "phantom stock" options.

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

(3) Each EME phantom stock option represents a right to exercise an option to realize any appreciation in the value of one hypothetical share of EME stock. The value of the stock is determined by a formula linked to project values, which are determined annually, and is based on 10 million total shares. Project values are determined based on economic models whose assumptions have been approved by Edison International NPV Management and Calculation Committees. The valuation is consistent with the bases on which EME invests, acquires, finances, refinances and otherwise makes capital decisions for new investments and value-maximizing decisions for existing investments. The exercise price is initially set equal to the value of the stock on the date of grant escalated on a compound basis (9% per year) thereafter by a factor reflecting the approximate cost of capital during the year as determined by the Compensation and Executive Personnel Committee (CEP Committee) of Edison International. The annual escalation factor will be adjusted prospectively by the CEP Committee for significant changes in the cost of capital. If the value of a share of EME stock exceeds the exercise price for any subsequent year, the executive may exercise his option right with respect to any portion of his vested units during the 60-day exercise window in the second quarter of the following year and be paid in cash the difference between the exercise price and the value of the shares.

(4) The ECP Options become exercisable in four equal installments beginning on the first anniversary of their date of grant. Each option has a term of 10 years, subject to earlier expiration upon termination of employment as described below. The options are not transferable except upon death. Effective January 1, 1998, outstanding ECP Options were amended to allow certain senior officers to transfer ECP Options to a spouse, child or grandchild. If an executive retires, dies, or is permanently and totally disabled during the four-year vesting period, the unvested ECP Options will vest and be exercisable to the extent of 1/48 of the grant for each full month of service during the vesting period. Unvested ECP Options of any person who has served in the past on the Edison International or SCE Management Committee will vest and be exercisable upon the member's retirement, death, or permanent and total disability. None of the named officers have served on either of the two committees. Upon retirement, death or permanent and total disability, the vested ECP Options may continue to be exercised within their original term by the recipient or beneficiary. If an executive is terminated other than by retirement, death or permanent and total disability, ECP Options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination in the case of Edison International options, or during the next 60-day exercise window in the case of EME phantom stock options. All unvested ECP Options are forfeited on the date of termination.

    Appropriate and proportionate adjustments may be made by the Edison International CEP Committee to outstanding Edison International stock options to reflect any impact resulting from various corporate events such as reorganizations, stock splits and so forth. If Edison International is not the surviving corporation in such a reorganization, all ECP Options then outstanding will become vested and be exercisable unless provisions are made as part of the transaction to continue the ECP or to assume or substitute stock options of the successor corporation with appropriate adjustments as to the number and price of the options. The Edison International CEP Committee administers the ECP and has sole discretion to determine all terms and conditions of any grant, subject to plan limits. It may substitute cash equivalent in value to the ECP Options and, with the consent of the executive, may amend the terms of any award agreement, including the price of any option, the post-termination term, and the vesting schedule.

(5) The expiration date of the ECP Options is January 2, 2007; however, the final 60-day exercise period of EME phantom stock options will occur during the second quarter of that year. The ECP Options are subject to earlier expiration upon termination of employment as described in footnote (4) above.

(6) The grant date present value of each Edison International stock option was calculated as the sum of (i) the option value and (ii) the dividend equivalent value. The option value was calculated to be approximately $3.08 per option share using the Black-Scholes stock option pricing model. For purposes of this calculation, it was assumed that options would be outstanding for an average of seven years prior to exercise, the volatility rate was assumed to be 17%, the risk-free rate of return was assumed to be 5.63%, the historic average dividend yield was assumed to be 5.89% and the stock price and exercise price were $27.25.

    The dividend equivalent value of each Edison International stock option granted in 1998 was calculated to be $3.25. The grant date value of the dividend equivalent rights included with respect to each Edison International stock option was determined by (i) adding the dividends (without reinvestment) that would be received on a number of shares of Edison International common stock equal to the number of shares subject to the option for a period of seven years from the date on which the option was granted, based on the annual dividend rate at grant of $1.00 per share and
    (ii) discounting that amount to its present value assuming a discount rate of 11.6%, which was Edison's authorized return on common equity in 1998. This calculation does not reflect any reduction in value for the risk that Edison International performance measures may not be met.

    The value of an EME option was calculated to be $33.01 using the Black-Scholes stock option pricing model assuming an average exercise period of seven years, a volatility rate of 18.75%, a risk-free rate of return of 5.81%, a dividend yield of 0% and an exercise price of $482.84. These assumptions are based on average values of a group of peer companies adjusted for differences in capital structure.

    The actual value that an executive may realize will depend on various factors on the date the option is exercised, so there is no assurance the value realized by an executive will be at or near the grant date value estimated by the Black-Scholes model. The estimated values under that model are based on certain assumptions and are not a prediction as to future stock price.

   The following table sets forth certain information with respect to the exercise during 1998 by the executive officers named in the Summary Compensation Table above of options to purchase shares of common stock of Edison International and exercise hypothetical shares of stock of EME and option values as of December 31, 1998.

                      AGGREGATED OPTION EXERCISES IN 1998
                          AND YEAR-END OPTION VALUES


                                                                       Number of            Value of Unexercised
                                                                 Unexercised Options        in-the-Money Options
                                                                at Fiscal Year-End (#)    at Fiscal Year-End ($)(1)
                                                                ----------------------    -------------------------
                           Shares Acquired                          Exercisable/               Exercisable/
           Name            on Exercise (#)   Value Realized ($)     Unexercisable              Unexercisable
           ----            ---------------   ------------------     -------------              -------------

Edward R. Muller
  Edison International            --                --               54,400/23,700          408,406/100,038
  EME                             --                --               89,144/33,326       10,820,845/2,261,844

Robert M. Edgell
  Edison International            --                --               48,150/15,900           381,490/68,613
  EME                             --                --               54,791/22,959        6,608,602/1,483,801

S. Linn Williams
  Edison International            --                --                9,934/11,766           111,708/52,174
  EME                             --                --               32,990/14,720        4,008,594/1,031,546

Georgia R. Nelson
  Edison International        20,434           269,795 (2)              0/12,066                0/63,911
  EME                          3,800           424,581                9,300/14,680          912,422/1,031,546

James V. Iaco, Jr.
  Edison International         4,800            55,724(3)               0/11,266                0/50,899
  EME                          7,040           856,467               29,010/14,430        3,474,007/1,031,546

(1) Edison International options are treated as "in-the-money" if the fair market value of the underlying shares at December 31, 1998, exceeded the exercise price of the options. The dollar amounts shown for Edison International options are the differences between (i) the fair market value of the Edison International Common Stock underlying all unexercised "in-the-money" options at year-end 1998 and (ii) the exercise prices of those options. The aggregate value at year-end 1998 of all accrued dividend equivalents, exercisable and unexercisable, for Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco was $219,930/$0, $306,917/$0, $18,135/$0,
    $0/$0 and $0/$0, respectively.

    EME phantom stock options are considered "in-the-money" if the value of EME phantom stock, which is determined annually by a formula linked to project values, exceeds prescribed exercise prices. The value at year-end is not available until the second quarter of the following year. Therefore, amounts shown reflect the value at fiscal year-end for 1997, the most recent data available.

(2) Includes $66,588 of value realized from dividend equivalents.

(3) Includes $4,444 of value realized from dividend equivalents.

Retirement Benefits
-------------------

   The following table sets forth estimated gross annual benefits payable upon retirement at age 65 to the executive officers named in the Summary Compensation Table above in the remuneration and years of service classifications indicated.

                             PENSION PLAN TABLE(1)

                                                         YEARS OF SERVICE
                        --------------------------------------------------------------------------------------
    Remuneration              10           15          20           25           30           35            40
    ------------             ---          ---         ---          ---          ---          ---           ---

    $  100,000           $ 25,000     $ 33,750    $ 42,500     $ 51,250     $ 60,000     $ 65,000      $ 70,000

       150,000             37,500       50,625      63,750       76,875       90,000       97,500       105,000

       200,000             50,000       67,500      85,000      102,500      120,000      130,000       140,000

       250,000             62,500       84,375     106,250      128,125      150,000      162,500       175,000

       300,000             75,000      101,250     127,500      153,750      180,000      195,000       210,000

       350,000             87,500      118,125     148,750      179,375      210,000      227,500       245,000

       400,000            100,000      135,000     170,000      205,000      240,000      260,000       280,000

       450,000            112,500      151,875     191,250      230,625      270,000      292,500       315,000

       500,000            125,000      168,750     212,500      256,250      300,000      325,000       350,000

       550,000            137,500      185,625     233,750      281,875      330,000      357,500       385,000

       600,000            150,000      202,500     255,000      307,500      360,000      390,000       420,000

(1) Estimates are based on the provisions of the retirement plan (the "Retirement Plan"), a qualified defined benefit employee retirement plan, currently covering EME's executive officers with the following assumptions:
    (i) the present Retirement Plan will be maintained, (ii) optional forms of payment that reduce benefit amounts have not been selected, and (iii) any benefits in excess of limits contained in the Internal Revenue Code of 1986 (the "Code") and any incremental retirement benefits attributable to consideration of the annual bonus or participation in EME's deferred compensation plans will be paid out of the general assets of EME under a nonqualified supplemental executive retirement plan (an "ERP"). Amounts in the Pension Plan Table include neither the Income Continuation Plan nor the Survivor Income/Retirement Income plans, which provide postretirement death benefits and supplemental retirement income benefits. These plans are discussed in "Other Retirement Benefits."

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

   At December 31, 1998, Mr. Muller had completed 5 years of service; Mr. Edgell, 28 years; Mr. Williams, 4 years; Ms. Nelson, 28 years; Mr. Iaco, 4 years.

Other Retirement Benefits

   Additional post-retirement benefits are provided pursuant to the Survivor Income Continuation Plan and the Survivor Income/Retirement Income Plan under the Executive Supplemental Benefit Program.

   The Survivor Income Continuation Plan provides a post-retirement survivor benefit payable to the beneficiary of the executive officer following his or her death. The benefit is approximately 23% of final compensation (salary at retirement and the average of the three highest bonuses paid in the five years prior to retirement) payable for ten years certain. If a named executive officer's final annual compensation were $600,000 (the highest compensation level in the Pension Plan Table above), the beneficiary's estimated annual survivor benefit would be approximately $138,000. Mr. Edgell has elected coverage under this program.

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

Certain Beneficial Owners
-------------------------

   Set forth below is certain information regarding each person who is known to EME to be the beneficial owner of more than five percent of EME's common stock.


                                Name and Address of            Amount and Nature of            Percent of
       Title of Class            Beneficial Owner              Beneficial Ownership               Class
       --------------           -------------------            --------------------            ----------
Common Stock, no par value        The Mission Group         100 shares held directly and            100%
                                  18101 Von Karman          with exclusive voting and
                                  Avenue, Suite 1700        investment power
                                  Irvine, California
                                  92612


Management
----------

   Set forth below is certain information about the beneficial ownership in equity securities of Edison International by all directors of EME, the executive owners of EME named in the Summary Compensation Table in Item 6 and all directors and executive officers of EME as a group as of December 31, 1998. The table includes shares that can be acquired through March 1, 1999; through the exercise of stock options. Unless otherwise indicated, each named person has sole voting and investment power.



                                                                                    Amount and Nature of
                                                   Company and                   Beneficial Ownership as of
        Name                                      Class of Stock                     December 31, 1998(a)
        ----                                      --------------                    ----------------------
   John E. Bryson(n)                    Edison International Common Stock                       610,540(b)
   Alan J. Fohrer                       Edison International Common Stock                       179,612(c)
   Bryant C. Danner                     Edison International Common Stock                       176,282(d)
   Robert M. Edgell                     Edison International Common Stock                        71,393(e)
   Edward R. Muller                     Edison International Common Stock Mission                66,425(f)
                                        Capital Preferred Securities                              2,478(g)
   S. Linn Williams                     Edison International Common Stock                        15,232(h)
   Georgia R. Nelson                    Edison International Common Stock                        10,442(i)
   James V. Iaco, Jr.                   Edison International Common Stock Mission                 5,008(j)
                                        Capital Preferred Securities                              1,950(k)
   All directors and executive          Edison International Common Stock                     1,134,934(l)
   officers as a group                  Mission Capital Preferred Securities                      4,428(m)

(a) No named person or group owns more than 1% of the outstanding shares of the class.

(b) Includes 6,000 shares held as trustee with shared voting and sole investment power, 6,000 shares held as co-trustee and co-beneficiary of trust with shared voting and investment power, 200 shares held by spouse with shared voting and investment power, 14,805 shares credited under the SSPP and 583,534 shares that can be acquired through the exercise of options. SSPP shares for which instructions are not received from any plan participant may be voted by the SSPP Trustee in its discretion.

(c) Includes 12,703 shares credited under the SSPP and 166,409 shares that can be acquired through the exercise of options.

(d) Includes 2,173 shares credited under the SSPP and 172,109 shares that can be acquired through the exercise of options.

(e) Includes 16,368 shares credited under the SSPP and 55,025 shares that can be acquired through the exercise of options.

(f) Includes 64,625 shares that can be acquired through the exercise of options.

(g) Includes 280 shares held by spouse with shared voting and investment power, and 8 shares held as co-trustee and co-beneficiary with shared voting and investment power.

(h) Includes 90 shares credited under the SSPP and 15,142 shares that can be acquired through the exercise of options.

(i) Includes 4,259 shares credited under the SSPP and 6,183 shares that can be acquired through the exercise of options.

(j) Includes 5,008 shares that can be acquired through the exercise of options.

(k) Includes 750 shares held by spouse with shared voting and investment power.

(l) Includes 6,000 shares held as trustee with shared voting and sole investment power, 6,000 shares held as co-trustee and co-beneficiary of trust with shared voting and investment power, 200 shares held by spouse with shared voting and investment power, 50,398 shares credited under the SSPP and 1,068,035 shares that can be acquired through the exercise of options. SSPP shares for which instructions are not received from any plan participant may be voted by the SSPP Trustee in its discretion.

(m) Includes 1,030 shares held by spouse with shared voting and investment power, and 8 shares held as co-trustee and co-beneficiary with shared voting and investment power.

(n) Mr. Bryson retired as Chairman of EME's Board effective January 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                                                       Form 10-K


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

   (a)  List of Financial Statements

        See Index to Consolidated Financial Statements at Item 8 of this report.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1998.

   (c)  Exhibits

Exhibit No.                                       Description
----------                                        -----------

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

2.3            Stock Purchase and Assignment Agreement dated December 23, 1998 between KES
               Puerto Rico, L.P., KENETECH Energy Systems, Inc., KES Bermuda, Inc. and EME del
               Caribe for the (i) sale and purchase of KES Puerto Rico, L.P.'s shares in
               EcoElectrica Holdings Ltd.; (ii) assignment of KENETECH Energy Systems' rights and interests in that certain Project Note from the Partnership; and (iii)
               assignment of KES Bermuda, Inc.'s rights and interests in that certain
               Administrative Services Agreement dated October 31, 1997. *

2.4            Asset Purchase Agreement, dated August 1, 1998 between
               Pennsylvania Electric Compnay, NGE Generation, Inc., New York
               State Electric & Gas Corporation and Mission Energy Westside,
               Inc.*

2.5            Asset Sale Agreement, dated March 22, 1999 between Commonwealth
               Edison Company and Edison Mission Energy as to the Fossil
               Generating Assets.*

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

Exhibit No.    Description
----------     -----------
4.2.1          First Supplemental Indenture dated as of November 30, 1994 to Indenture dated as of November 30, 1994 between EME and The First National Bank of Chicago, as trustee.

10.2           Power Purchase Contact between Southern California Edison Company and Champlin
               Petroleum Company, dated March 8, 1985, incorporated by reference to Exhibit 10.2 to EME's Form 10.

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

10.4           Power Purchase Contract between Southern California Edison Company and Imperial Energy
               Company, dated February 22, 1984, incorporated by reference to Exhibit 10.4 EME's Form 10.

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

Exhibit No.    Description
----------     -----------
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

10.21          Executive Supplemental Benefit Program, incorporated by reference to Exhibits to
               Forms 10-K filed by SCEcorp (File No. 1-2313).

10.22          1981 Deferred Compensation Agreement, incorporated by reference to Exhibits to
               Forms 10-K filed by SCEcorp (File No. 1-2313).

10.23          1985 Deferred Compensation Agreement for Executives, incorporated by reference

Exhibit No.    Description
----------     -----------

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

Exhibit No.    Description
----------     -----------
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

10.45          Power Purchase Agreement between National Power Corporation and San Pascual
               Cogeneration Company International B.V., dated September 10, 1997, incorporated by reference to Exhibit 10.45 to EME's Annual Report on Form 10-K for the year ended December 31, 1997.

10.46          Power Purchase Agreement between Gulf Power Generation Co., LTD., and
               Electricity Generating Authority of Thailand, dated December 22, 1997, incorporated by reference to Exhibit 10.46 to EME's Annual Report on Form 10-K
               for the year ended December 31, 1997.

10.47          Guarantee by EME dated June 30, 1998 in favor of Tri Energy Company Limited and the Sanwa Bank, Limited to guarantee payment of 25% of Tri Energy Company
               Limited's aggregate capital contributions under the Equity Bridge Loan, incorporated by reference to Exhibit 10.47 to EME's Form 10-Q for the quarter ended September 30, 1998.

10.48          Guarantee by EME dated June 30, 1998 in favor of Tri Energy Company Limited and the Sanwa Bank, Limited to guarantee payment of 37.5% of Tri Energy Company
               Limited's aggregate capital contributions attributable to Banpu Gas and BANPU, incorporated by reference to Exhibit 10.48 to EME's Form 10-Q for the quarter ended September 30, 1998.

10.49          Equity Support Guarantee by EME dated December 23, 1998, in favor of ABN AMRO
               Bank N.V., and the Chase Manhattan Bank to guarantee certain equity funding obligations of EcoElectrica Ltd. and EcoElectrica Holdings Ltd. pursuant to
               EcoElectrica Ltd.'s Credit Agreement dated as of October 31, 1997.*

10.50          Master Guarantee and Support Instrument by EME dated December 23, 1998, in favor of ABN AMRO Bank N.V., and the Chase Manhattan Bank to guarantee the availability of funds to purchase fuel for the EcoElectrica project pursuant to
               EcoElectrica Ltd.'s Credit Agreement dated as of October 31, 1997 and
               Intercreditor Agreement dated as of October 31, 1997.*

10.51          Guarantee Assumption Agreement from EME, dated December 23, 1998, under EME assumed all of the obligations of KENETECH Energy Systems, Inc. to Union Carbide
               Caribe Inc., under the certain Guaranty dated November 25, 1997.*

10.52          Transition Power Purchase Agreement, dated August 1, 1998 between
               New York State Electric & Gas Corporation and Mission Energy
               Westside, Inc.*

10.53          Transition Power Purchase Agreement, dated August 1, 1998 between
               Pennsylvania Electric Company and Mission Energy Westside, Inc.*

10.54          Guarantee, dated August 1, 1998 between Edison Mission Energy,
               Pennsylvania Electric Company, NGE Generation, Inc. and New York
               State Electric & Gas Corporation.*

21             List of Subsidiaries.*

27             Financial Data Schedule.*

       *Filed herewith


(d)  Financial Statement Schedules

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

                             Edison Mission Energy
                                 (Registrant)

By:                                           /s/ James V. Iaco, Jr.
     ---------------------------------------------------------------------------------------------
                      JAMES V. IACO, JR., SENIOR VICE PRESIDENT and CHIEF FINANCIAL OFFICER

Date:                                             March 30, 1999
     ----------------------------------------------------------------------------------------------


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



                Signature                                            Title                        Date
                ---------                                            -----                        ----

Principle Executive Officer:

Edward R. Muller                                       President and Chief Executive Officer   March 30, 1999


Controller or Principal Accounting Officer:

Thomas E. Legro                                            Vice President and Controller       March 30, 1999


Majority of Board of Directors:
Alan J. Fohrer                                                 Chairman of the Board           March 30, 1999

Robert M. Edgell                                                     Director                  March 30, 1999

Bryant C. Danner                                                     Director                  March 30, 1999