Form 10-Q
period 1999-03-31
EDISON MISSION ENERGY
filed 1999-05-13
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    March 31, 1999
                                      ---------------------

                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to __________________



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  YES   x      NO _______
                                                         ------

     Number of shares outstanding of the registrant's Common Stock as of May 13, 1999: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS



Item                                                                    Page
----                                                                    ----

                        PART I - FINANCIAL INFORMATION

1.  Financial Statements................................................   1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................  13


                          PART II - OTHER INFORMATION

5.  Other Information...................................................  23

6.  Exhibits and Reports on Form 8-K....................................  23


                                   PART III


    Signatures..........................................................  24

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                -------------------------------------
                                                      1999                1998
                                                -----------------  ------------------
OPERATING REVENUES
   Electric revenues                              $      196,853       $     198,797
   Equity in income from energy projects                  60,745              17,567
   Equity in income from oil and gas                       3,642               5,465
   Operation and maintenance services                      8,516              10,077
                                                  --------------       -------------

       Total operating revenues                          269,756             231,906
                                                  --------------       -------------
OPERATING EXPENSES
   Fuel                                                   54,075              48,637
   Plant operations                                       34,371              29,598
   Operation and maintenance services                      6,470               7,391
   Depreciation and amortization                          24,146              22,782
   Administrative and general                             36,497              24,172
                                                  --------------       -------------

       Total operating expenses                          155,559             132,580
                                                  --------------       -------------

   Income from operations                                114,197              99,326
                                                  --------------       -------------

OTHER INCOME (EXPENSE)
   Interest and other income                               7,792              13,776
   Interest expense                                      (44,519)            (45,725)
   Dividends on preferred securities                      (3,233)             (3,297)
                                                  --------------       -------------

       Total other income (expense)                      (39,960)            (35,246)
                                                  --------------       -------------

   Income before income taxes                             74,237              64,080

   Provision for income taxes                             16,301              26,380
                                                  --------------       -------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE      $       57,936       $      37,700

Cumulative effect on prior years of change in
accounting for start-up costs                            (13,840)                  -
                                                  --------------       -------------

NET INCOME                                        $       44,096       $      37,700
                                                  ==============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)


                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -----------------------------
                                                                               1999              1998
                                                                           -----------        ----------
NET INCOME                                                                 $    44,096        $   37,700
Other comprehensive income (expense), net of tax:
   Foreign currency translation adjustments, net of income
       tax benefit (expense) of  $1,378 and $(1,099) in 1999
      and 1998, respectively                                                   (12,625)            8,315
                                                                           -----------        ----------

COMPREHENSIVE INCOME                                                       $    31,471        $   46,015
                                                                           ===========        ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      (Unaudited)
                                                       March 31,           December 31,
                                                         1999                  1998
                                                     ------------          ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  387,119            $  459,178
   Accounts receivable - trade                             94,042                74,403
   Accounts receivable - affiliates                         5,679                13,871
   Inventory                                               55,463                13,000
   Prepaid expenses and other                              37,684                46,864
                                                     ------------          ------------

       Total current assets                               579,987               607,316
                                                     ------------          ------------

INVESTMENTS
 Energy projects                                        1,210,409             1,163,597
 Oil and gas                                               64,980                62,949
                                                     ------------          ------------

     Total investments                                  1,275,389             1,226,546
                                                     ------------          ------------

PROPERTY, PLANT AND EQUIPMENT                           4,921,468             3,125,747
   Less accumulated depreciation and amortization         269,600               250,934
                                                     ------------          ------------

       Net property, plant and equipment                4,651,868             2,874,813
                                                     ------------          ------------

OTHER ASSETS
   Goodwill                                               297,230               308,051
   Restricted cash and other                              126,757               141,390
                                                     ------------          ------------

       Total other assets                                 423,987               449,441
                                                     ------------          ------------

TOTAL ASSETS                                           $6,931,231            $5,158,116
                                                     ============          ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                      (Unaudited)
                                                                       March 31,            December 31,
                                                                          1999                  1998
                                                                     -------------        ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - affiliates                                        $   13,595             $    8,339
   Accounts payable and accrued liabilities                                126,182                 99,062
   Accrued incentive compensation                                          112,652                112,652
   Interest payable                                                         37,306                 56,708
   Short-term obligations                                                1,525,574                 29,930
   Current maturities of long-term obligations                             198,570                194,586
                                                                        ----------             ----------

       Total current liabilities                                         2,013,879                501,277
                                                                        ----------             ----------

LONG-TERM OBLIGATIONS NET OF CURRENT MATURITIES                          2,575,715              2,366,430
                                                                        ----------             ----------

LONG-TERM DEFERRED LIABILITIES
   Deferred taxes and tax credits                                          604,980                613,009
   Deferred revenue                                                        505,489                490,471
   Other                                                                    92,137                 79,369
                                                                        ----------             ----------

       Total long-term deferred liabilities                              1,202,606              1,182,849
                                                                        ----------             ----------

TOTAL LIABILITIES                                                        5,792,200              4,050,556
                                                                        ----------             ----------

COMPANY - OBLIGATED MANDATORILY REDEEMABLE
   SECURITY OF PARTNERSHIP HOLDING SOLELY PARENT
   DEBENTURES                                                              150,000                150,000
                                                                        ----------             ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding                          64,130                 64,130
   Additional paid-in capital                                              629,406                629,406
   Retained earnings                                                       278,441                234,345
   Accumulated other comprehensive income                                   17,054                 29,679
                                                                        ----------             ----------

TOTAL SHAREHOLDER'S EQUITY                                                 989,031                957,560
                                                                        ----------             ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                              $6,931,231             $5,158,116
                                                                        ==========             ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $    44,096        $    37,700
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Equity in income from energy projects                                (60,745)           (17,567)
       Equity in income from oil and gas                                     (3,642)            (5,465)
       Distributions from energy projects                                    28,888             37,264
       Depreciation and amortization                                         24,146             22,782
       Deferred taxes and tax credits                                         3,142             24,904
       Cumulative effect on prior years of change in accounting
       for start-up costs                                                    13,840                 --
   (Increase) decrease in accounts receivable                               (11,947)             7,251
   Decrease in prepaid expenses and other                                    10,297              2,958
   Increase in accounts payable and accrued liabilities                      34,455             15,390
   Decrease in interest payable                                             (19,402)            (2,306)
   Other, net                                                                (4,025)           (19,548)
                                                                        -----------        -----------
       Net cash provided by operating activities                             59,103            103,363
                                                                        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on long-term obligations                                      234,878             20,133
   Payments on long-term obligations                                        (22,583)           (22,832)
   Short-term financing, net                                              1,496,522                  -
                                                                        -----------        -----------
       Net cash provided by (used in) financing activities                1,708,817             (2,699)
                                                                        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in energy projects                                            (6,184)              (227)
   Loans to energy projects                                                 (14,815)           (15,400)
   Purchase of generating station                                        (1,800,355)                --
   Purchase of common stock of acquired companies                                 -             (4,109)
   Capital expenditures                                                     (27,512)           (28,209)
   Decrease in restricted cash                                               27,527             32,956
   Other, net                                                               (12,787)            (1,478)
                                                                        -----------        -----------
       Net cash used in investing activities                             (1,834,126)           (16,467)
                                                                        -----------        -----------

Effect of exchange rate changes on cash                                      (5,853)             2,631
                                                                        -----------        -----------

Net increase (decrease) in cash and cash equivalents                        (72,059)            86,828
Cash and cash equivalents at beginning of period                            459,178            585,883
                                                                        -----------        -----------

Cash and cash equivalents at end of period                              $   387,119        $   672,711
                                                                        ===========        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


NOTE 1. GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

  Edison Mission Energy's (EME) significant accounting policies are described in
Note 2 to EME's Consolidated Financial Statements as of December 31, 1998 and 1997, included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. EME follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

  Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2. INVESTMENTS

  The following table presents summarized financial information of the investments in energy projects and oil and gas accounted for by the equity method:


                                                      (In thousands)
                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1999             1998
                                                 --------         --------
ENERGY PROJECTS
Operating Revenues                               $442,844         $343,057
Income from Operations                            172,246           59,931
Net Income                                        140,951           36,321

OIL AND GAS
Operating Revenues                               $ 43,167         $ 57,465
Income from Operations                              8,172           15,688
Net Income                                          7,274           12,480

NOTE 3.  ACQUISITION

  In March 1999, EME Homer City Generation L.P. EME Homer City, an indirect, wholly owned affiliate of EME, completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884-MW Homer City Electric Generating Station and certain facilities and other assets associated therewith (collectively, Homer City).

  Consideration for Homer City consisted of a cash payment of approximately $1.8 billion, which was partially financed by $1.5 billion of new loans (see Note 4). Pursuant to the Asset Purchase Agreement, EME guarantees all obligations of EME Homer City under the Asset Purchase Agreement.

  The acquisition was accounted for utilizing the purchase method. EME's consolidated statement of income for the three months ended March 31, 1999 reflects the operations of Homer City beginning on March 18, 1999.

NOTE 4.  FINANCIAL INSTRUMENTS

  In March 1999, Edison Mission Energy Holdings Co. (EME Holdings), parent company of EME Homer City, closed a $1.1 billion financing and EME closed a $700 million financing. The EME Holdings financing consists of (1) an $800 million, 364-day interest only term loan, (2) a $250 million, five-year interest only construction term loan and (3) a $50 million, five-year interest only revolving loan. These loans are structured on a limited-recourse basis, in which the lenders look primarily to the cash generated by EME Holdings and its subsidiaries to repay the debt and have taken a security interest in the assets of EME Holdings and its subsidiaries. The EME financing consists of a $700 million, 364-day interest only revolving credit facility, structured on a recourse, unsecured basis. The proceeds of EME Holdings' $800 million loan and EME's $700 million loan combined with cash and corporate revolver borrowings totaling approximately $300 million, were used to finance the acquisition of Homer City.

NOTE 5. COMMITMENTS AND CONTINGENCIES

FIRM COMMITMENTS FOR ASSET PURCHASES


PROJECTS                                                    U.S. ($ IN MILLIONS)
--------                                                    --------------------
Commonwealth Edison Co. (i)                                       $ 5,000
Contact Energy Ltd. (Contact) (ii)                                    625

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,772 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

(ii) A wholly owned subsidiary of EME executed a Sale and Purchase Agreement to purchase 40% of Contact. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for May 1999.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY

PROJECTS                             LOCAL CURRENCY                   U.S. ($ IN MILLIONS)
--------                             --------------                   --------------------
ISAB (i)                           244 billion Italian Lira                  $ 136
Paiton (ii)                                                                     35
EcoElectrica (iii)                                                              34
Tri Energy (iv)                                                                 25
Doga (v)                                                                         4

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

(iv) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

(v) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the second quarter of 1999.

     Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY


PROJECTS                                                   U.S. ($ IN MILLIONS)
--------                                                   --------------------
Paiton (i)                                                         $141
Tri Energy (ii)                                                      20
Doga (ii)                                                            14
Contact (ii)                                                         13
All Other                                                            18

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

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

  Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

OTHER COMMITMENTS AND CONTINGENCIES

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1999, if payment were required, would be $252 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $349 million investment at March 31, 1999. Construction on the two-unit Paiton project is nearing completion. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the renegotiation may take. The initial meeting on these renegotiations is scheduled in May 1999. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

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

  EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $14 million at March 31, 1999.

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

     EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of March 31, 1999. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

NOTE 6. BUSINESS SEGMENTS

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

                                                                       Europe,
          (In thousands)                                            Central Asia,
        Three Months Ended                             Asia          Middle East      Corporate/
          March 31, 1999              Americas        Pacific         and Africa       Other/(i)/      Total
          --------------              --------       ---------        ----------       --------        -----
Operating revenues                  $     83.4       $    51.0        $  135.4        $     --       $  269.8
Net income (loss)                         31.2            (5.5)           22.7            (4.3)          44.1
Total assets                           2,973.6         1,745.6         2,212.0              --        6,931.2

          March 31, 1998
          --------------
Operating revenues                  $     29.4       $    54.1        $  148.4        $     --       $  231.9
Net income (loss)                         10.2             5.2            27.6            (5.3)          37.7
Total assets                             901.3         1,779.5         2,421.5              --        5,102.3

(i)  Includes corporate net interest expense

NOTE 7. SUBSEQUENT EVENTS

     In April 1999, EME entered into agreements to acquire the Ferrybridge and Fiddler's Ferry electric generating plants from the U.K.'s PowerGen for approximately $2 billion. Each plant has a generating capacity of approximately 2,000 MW.

     The purchase is subject to regulatory approval in accordance with U.K. merger control legislation pursuant to an undertaking given by PowerGen to the U.K. Government last year that allowed PowerGen to buy the East Midlands Electricity Regional Electricity Company. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The transaction is expected to close in the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.

GENERAL
-------

     Edison Mission Energy (EME) is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's current investments include 53 projects totaling 12,399 megawatts (MW) of generation capacity, of which 9,237 are in operation and 3,162 are under construction. In addition, three operating projects totaling 16,280 MW of generating capacity are pending acquisition.

     EME's operating revenues are derived primarily from electric revenues and equity in income from energy projects. Operating revenues also include equity in income from oil and gas investments and revenue attributable to operation and maintenance services.

     Electric revenues are derived from consolidated results of operations of one domestic and several international entities. Equity in income from energy projects relates to EME's ownership interest of 50% or less voting stock in projects. The equity method of accounting is generally used to account for the operating results of entities over which EME has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities.

ACQUISITION
-----------

     In March 1999, EME Homer City Generation L.P. (EME Homer City), an indirect, wholly owned affiliate of EME, completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884-MW Homer City Electric Generating Station and certain facilities and other assets associated therewith (collectively, Homer City).

     Consideration for Homer City consisted of a cash payment of approximately $1.8 billion. Pursuant to the Asset Purchase Agreement, EME guarantees all obligations of EME Homer City under the Asset Purchase Agreement.

     The acquisition was accounted for utilizing the purchase method. EME's consolidated statement of income for the three months ended March 31, 1999 reflects the operations of Homer City beginning on March 18, 1999.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues increased $37.9 million for the first quarter of 1999, compared with the first quarter of 1998, resulting primarily from an increase in equity in income from energy projects. Equity in income from energy projects increased $43.2 million during the first quarter of 1999, compared with the same prior year period. This increase was primarily the result of higher revenues from several cogeneration projects due to a final settlement on energy pricing for prior years and from one cogeneration project as the result of a gain on termination of a power sales agreement.

OPERATING EXPENSES Operating expenses increased $23 million for the first quarter of 1999, compared with the same prior year period. This increase was due to higher fuel, plant operations and administrative and general expenses. The increases in fuel expense and plant operations are primarily the result of the acquisition of Homer City in March 1999. The administrative and general expense increase was primarily related to increased project development/acquisition costs.

OTHER INCOME (EXPENSE) Interest and other income decreased $6 million for the first quarter of 1999, compared with the first quarter of 1998. The decrease was primarily due to less interest earned on lower cash balances.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which became effective in January 1999. The Statement requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. The impact of adopting SOP 98-5 on EME's net income was $13.8 million, after-tax.

PROVISION FOR INCOME TAXES EME recorded an effective tax provision rate of 22% for the three months ended March 31, 1999, compared with a 41% rate for the same prior year period. The decrease in the 1999 effective tax rate was primarily due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different foreign tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES For the three months ended March 31, 1999, net cash provided by operating activities decreased to $59.1 million from $103.4 million for the same period in 1998. The 1999 decrease primarily reflects higher income taxes, lower distributions from energy projects and higher working capital requirements.

     Net cash provided by financing activities totaled $1,708.8 million during the first quarter of 1999, compared to net cash used in financing activities of $2.7 million in 1998 for the same prior year period. The 1999 increase is primarily due to the Edison Mission Energy Holding Co., parent company of EME Homer City, borrowing of $800 million,

EME financing of $700 million, and borrowing on the corporate revolver of $220 million, the proceeds of which were used to purchase Homer City.

     Net cash used in investing activities increased to $1,834.1 million for the three months ended March 31, 1999 from $16.5 million for the three months ended March 31, 1998. The increase is primarily due to the purchase of Homer City.

     At March 31, 1999, EME had cash and cash equivalents of $387.1 million and had available $224 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

FIRM COMMITMENTS FOR ASSET PURCHASES


PROJECTS                                                    U.S. ($ IN MILLIONS)
--------                                                    --------------------
Commonwealth Edison Co. (i)                                       $ 5,000
Contact Energy Ltd. (Contact) (ii)                                    625

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,772 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

(ii) A wholly owned subsidiary of EME executed a Sale and Purchase Agreement to purchase 40% of Contact. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for May 1999.

FIRM COMMITMENTS TO CONTRIBUTE PROJECT EQUITY


PROJECTS                    LOCAL CURRENCY                  U.S. ($ IN MILLIONS)
--------                    --------------                  --------------------
ISAB (i)                 244 billion Italian Lira                    $136
Paiton (ii)                                                            35
EcoElectrica (iii)                                                     34
Tri Energy (iv)                                                        25
Doga (v)                                                                4

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

(iv) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

(v) Doga is a 180-MW gas-fired power plant under construction near Istanbul, Turkey. A wholly owned subsidiary of EME owns an 80% interest. Equity contributions are currently being made and will continue until commercial operation, which is currently scheduled for the second quarter of 1999.

      Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

CONTINGENT OBLIGATIONS TO CONTRIBUTE PROJECT EQUITY


PROJECTS                                                   U.S. ($ IN MILLIONS)
--------                                                   --------------------
Paiton (i)                                                        $141
Tri Energy (ii)                                                     20
Doga (ii)                                                           14
Contact (ii)                                                        13
All Other                                                           18

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

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

     Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

OTHER COMMITMENTS AND CONTINGENCIES

     Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of March 31, 1999, if payment were required, would be $252 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

     Paiton is a 1,230-MW coal-fired power plant under construction in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $349 million investment at March 31, 1999. Construction on the two-unit Paiton project is nearing completion. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, however it is not yet known what form the renegotiation may take. The initial meeting on these renegotiations is scheduled in May 1999. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

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

     EME's projected construction expenditures that will be funded utilizing non-recourse project financing are $14 million at March 31, 1999.

     EME and its subsidiaries may incur additional obligations to make equity and other contributions to projects in the future. EME believes that it will have sufficient liquidity on both a short- and long-term basis to fund pre-financing project development costs, make equity contributions to partnerships, pay corporate debt obligations and pay other administrative and general expenses as they are incurred from (1) distributions from energy projects and dividends from investments in oil and gas, (2) proceeds from the repayment of loans to energy projects and (3) funds available from EME's revolving credit facility.

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY
FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS    Changes in interest rates,
changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $6.2 million and $6.1 million for the three months ended March 31, 1999, and 1998, respectively, as a result of interest rate swap and collar agreements. EME has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collars occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

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

     Loy Yang B sells its electrical energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State Government of Victoria, Australia (State), between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

     EME's electric revenues were increased by $23.3 million and $50.7 million for the three-month period ended March 31, 1999, and 1998, respectively, as a result of electricity rate swap agreements.

     Electric power generated at Homer City is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Pool (PJM) or the New York Power Pool (NYPP). These pools have short-term markets, which establish an hourly clearing price. Homer City is situated in the PJM Control Area and is physically connected to high-voltage transmission lines serving both the PJM and NYPP markets. Power can also be transmitted to the midwestern United States. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties. EME intends on hedging a portion of the electric output of the plant in order to lock in desirable outcomes. It plans to manage the "spark spread" or margin, that is the spread between electric prices and fuel prices when deemed appropriate. It plans to use forward contracts, swaps, futures, or options contracts to achieve those objectives.

     The electric power generated by EME's domestic operating projects, excluding Homer City, is generally sold to electric utilities pursuant to long-term (typically, 15 to 30-year) power sales contracts and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, EME structured its power sales contracts so that fluctuations in fuel costs would produce similar fluctuations in electric and/or steam revenues and entered into long-term fuel supply and transportation agreements.

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

     EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of March 31, 1999. The implementation of Clean Air Act

Amendments is expected to result in increased operating expenses; however, these increased operating expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE   EME has a comprehensive program in place to remediate
potential Year 2000 impacts from critical systems. EME divides its Year 2000 Issue activities into five phases: inventory, impact assessment, remediation, documentation and certification. EME's plan is for critical systems to be complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel. EME has essentially completed all phases of the project and is going through the final review and approval process, well ahead of the July date.

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

     Plant contingency plans have been developed and reviewed for any significant issues and to schedule appropriate testing and/or training. Such contingency plans include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to EME's internal systems or from external parties. EME's contingency plans evaluate reasonably likely worst case scenarios or conditions. EME does not expect the Year 2000 issue to have a material adverse effect on its results of operations or financial position. However, if not effectively remediated, negative effects from Year 2000 issues, including those related to external systems, vendors, business partners, the independent system operator, the power exchange or customers, could cause results to differ.

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

ACQUISITIONS PENDING In March 1999, EME entered into agreements to acquire the fossil-fuel generating assets of Commonwealth Edison Co. (ComEd), totaling 9,772 MW. EME will operate the plants, which are located in the midwestern United States. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The acquisition is expected to have an immaterial effect on earnings in 1999, 2000 and 2001 as a result of transition contracts whereby ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

     In March 1999, EME entered into agreements to acquire 40% of Contact, currently owned by the government of New Zealand. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia. The acquisition is conditional on the New Zealand government completing an initial public offering of the remaining 60% of Contact, planned for May 1999. EME plans to finance the approximately $625 million acquisition with debt secured by the project, corporate debt, cash and funding from Edison International. The acquisition is expected to have an immaterial effect on earnings through 2001.

     In April 1999, EME entered into agreements to acquire the Ferrybridge and Fiddler's Ferry electric generating plants from the U.K.'s PowerGen for approximately $2 billion. Each plant has a generating capacity of approximately 2,000 MW. The purchase is subject to regulatory approval in accordance with U.K. merger control legislation pursuant to an undertaking given by PowerGen to the U.K. Government last year that allowed PowerGen to buy the East Midlands Electricity Regional Electricity Company. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The transaction is expected to close in the second quarter of 1999. The acquisition is expected to contribute to earnings immediately after closing.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

OTHER EVENTS In April 1999, EME entered into agreements to acquire the Ferrybridge and Fiddler's Ferry electric generating plants from the United Kingdom's PowerGen for approximately $2 billion. Each plant has a generating capacity of approximately 2,000 MW.

     The purchase is subject to regulatory approval in accordance with U.K. merger control legislation pursuant to an undertaking given by PowerGen to the U.K. Government last year that allowed PowerGen to buy the East Midlands Electricity Regional Electricity Company. EME plans to finance the acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The transaction is expected to close in the second quarter of 1999. The acquisition is expected to contribute to earnings immediately after closing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------
        2.6 Agreement for the Sale and Purchase of Shares in Contract Energy Limited between Her Majesty the Queen in Right of New Zealand, Edison Mission Energy Taupo Limited and Edison Mission Energy

       27          Financial Data Schedule


(B)  REPORTS ON FORM 8-K

     The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1999.

     Date of Report    Date Filed      Item Reported
     --------------    ----------      -------------
     March 18, 1999    April 2, 1999        2

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDISON MISSION ENERGY
                                    -----------------------------
                                            (Registrant)

Date: May 12, 1999                  /s/   THOMAS E. LEGRO
------------------                  -----------------------------
                                          THOMAS E. LEGRO,
                                         Vice President and
                                             Controller