Form 10-Q
period 1999-06-30
EDISON MISSION ENERGY
filed 1999-08-13
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1999
                                    -----------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


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

     Number of shares outstanding of the registrant's Common Stock as of August 13, 1999: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS



Item                                                                      Page
----                                                                      ----

                         PART I - Financial Information

1.  Financial Statements.................................................    1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................   14


                          PART II - Other Information

5.  Other Information....................................................   25

6.  Exhibits and Reports on Form 8-K.....................................   25


                                   PART III


    Signatures...........................................................   26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                    (Unaudited)             (Unaudited)
                                                Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                               ---------------------   -----------------------
                                                  1999        1998        1999         1998
                                               ----------   --------   ----------   ----------
Operating Revenues
   Electric revenues                            $218,672    $144,402    $ 415,525    $343,199
   Equity in income from energy projects          35,254      48,225       95,999      65,792
   Equity in income from oil and gas               6,118       4,962        9,760      10,427
   Operation and maintenance services              9,328       9,725       17,844      19,802
                                                --------    --------    ---------    --------
       Total operating revenues                  269,372     207,314      539,128     439,220
                                                --------    --------    ---------    --------
Operating Expenses
   Fuel                                           73,572      41,075      127,647      89,712
   Plant operations                               47,018      32,871       81,389      62,469
   Operation and maintenance services              7,543       6,888       14,013      14,279
   Depreciation and amortization                  35,597      22,378       59,743      45,160
   Administrative and general                     32,567      32,990       69,064      57,162
                                                --------    --------    ---------    --------
       Total operating expenses                  196,297     136,202      351,856     268,782
                                                --------    --------    ---------    --------
   Income from operations                         73,075      71,112      187,272     170,438
                                                --------    --------    ---------    --------
Other Income (Expense)
   Interest and other income                      12,792       8,995       20,584      22,771
   Interest expense                              (78,873)    (45,160)    (123,392)    (90,885)
   Dividends on preferred securities              (4,145)     (3,304)      (7,378)     (6,601)
                                                --------    --------    ---------    --------
       Total other income (expense)              (70,226)    (39,469)    (110,186)    (74,715)
                                                --------    --------    ---------    --------
   Income before income taxes                      2,849      31,643       77,086      95,723
   Provision (benefit) for income taxes           (2,626)     13,055       13,675      39,435
                                                --------    --------    ---------    --------
Income before change in accounting principle    $  5,475    $ 18,588    $  63,411    $ 56,288
Cumulative effect on prior years of change in
accounting for start-up costs                         --          --      (13,840)         --
                                                --------    --------    ---------    --------
Net Income                                      $  5,475    $ 18,588    $  49,571    $ 56,288
                                                ========    ========    =========    ========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                  (Unaudited)             (Unaudited)
                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                             ----------------------   --------------------
                                                1999        1998        1999        1998
                                             ----------   ---------   ---------   --------

Net Income                                    $  5,475     $18,588    $ 49,571     $56,288
Other comprehensive income (expense), net
of tax:
   Foreign currency translation
   adjustments, net of income tax
   benefit (expense) of $1,416 and $199
   for the three months and $2,794 and
   $(900) for the six months ended
   June 30, 1999 and 1998, respectively        (29,032)     (7,577)    (41,657)        738
                                              --------     -------    --------     -------
Comprehensive Income (Loss)                   $(23,557)    $11,011    $  7,914     $57,026
                                              ========     =======    ========     =======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1999           1998
                                                    -----------    ------------
Assets

Current Assets
   Cash and cash equivalents                         $  808,280     $  459,178
   Accounts receivable - trade                           98,770         74,403
   Accounts receivable - affiliates                      29,193         13,871
   Inventory                                             61,395         13,000
   Prepaid expenses and other                            41,656         46,864
                                                     ----------     ----------
       Total current assets                           1,039,294        607,316
                                                     ----------     ----------
Investments
 Energy projects                                      1,887,859      1,163,597
 Oil and gas                                             68,987         62,949
                                                     ----------     ----------
       Total investments                              1,956,846      1,226,546
                                                     ----------     ----------
Property, Plant and Equipment                         5,016,679      3,125,747
   Less accumulated depreciation and amortization       300,609        250,934
                                                     ----------     ----------
       Net property, plant and equipment              4,716,070      2,874,813
                                                     ----------     ----------
Other Assets
   Goodwill                                             288,090        308,051
   Restricted cash and other                            157,891        141,390
                                                     ----------     ----------
       Total other assets                               445,981        449,441
                                                     ----------     ----------
Total Assets                                         $8,158,191     $5,158,116
                                                     ==========     ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                           (Unaudited)
                                                             June 30,     December 31,
                                                               1999           1998
                                                           -----------    ------------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                            $    8,489     $    8,339
   Accounts payable and accrued liabilities                    140,994         99,062
   Accrued incentive compensation                              135,852        112,652
   Interest payable                                             62,995         56,708
   Short-term obligations                                      701,899             --
   Current maturities of long-term obligations                 101,552        194,586
                                                            ----------     ----------
       Total current liabilities                             1,151,781        471,347
                                                            ----------     ----------
Long-Term Obligations Net of Current Maturities              4,161,114      2,396,360
                                                            ----------     ----------
Long-Term Deferred Liabilities
   Deferred taxes and tax credits                              612,630        613,009
   Deferred revenue                                            525,418        490,471
   Other                                                        89,717         79,369
                                                            ----------     ----------
       Total long-term deferred liabilities                  1,227,765      1,182,849
                                                            ----------     ----------
Total Liabilities                                            6,540,660      4,050,556
                                                            ----------     ----------
Preferred Securities of Subsidiaries:
   Company-obligated mandatorily redeemable security
     of partnership holding solely parent debentures           150,000        150,000
                                                            ----------     ----------
   Subject to mandatory redemption                              84,032             --
                                                            ----------     ----------
   Not subject to mandatory redemption                         118,103             --
                                                            ----------     ----------
Commitments and Contingencies (Note 5)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding              64,130         64,130
   Additional paid-in capital                                  929,406        629,406
   Retained earnings                                           283,838        234,345
   Accumulated other comprehensive income (loss)               (11,978)        29,679
                                                            ----------     ----------
Total Shareholder's Equity                                   1,265,396        957,560
                                                            ----------     ----------
Total Liabilities and Shareholder's Equity                  $8,158,191     $5,158,116
                                                            ==========     ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           1999          1998
                                                       -----------    ----------
Cash Flows From Operating Activities
   Net income                                          $    49,571     $ 56,288
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Equity in income from energy projects               (95,999)     (65,792)
       Equity in income from oil and gas                    (9,760)     (10,427)
       Distributions from energy projects                   55,861       51,222
       Distributions from oil and gas                          400       19,112
       Depreciation and amortization                        59,743       45,160
       Deferred taxes and tax credits                       16,937       37,194
       Cumulative effect on prior years of change
         in accounting for start-up costs                   13,840           --
   (Increase) decrease in accounts receivable              (40,189)       5,895
   Decrease in prepaid expenses and other                      393        4,236
   Increase (decrease) in accounts payable and
     accrued liabilities                                     6,287      (17,076)
   Increase in interest payable                             51,961        9,739
   Other, net                                              (10,760)     (11,915)
                                                       -----------     --------
       Net cash provided by operating activities            98,285      123,636
                                                       -----------     --------
Cash Flows From Financing Activities
   Borrowings on long-term obligations                   1,810,518       57,541
   Payments on long-term obligations                      (154,658)     (45,424)
   Short-term financing, net                               703,499           --
   Capital contribution from parent                        300,000           --
   Issuance of preferred securities                        202,212           --
                                                       -----------     --------
       Net cash provided by financing activities         2,861,571       12,117
                                                       -----------     --------
Cash Flows From Investing Activities
   Investments in energy projects                          (20,153)      (5,381)
   Loans to energy projects                                (26,101)     (22,937)
   Purchase of generating station                       (1,800,355)          --
   Purchase of common stock of acquired companies         (648,246)      (4,109)
   Capital expenditures                                    (70,113)     (53,342)
   (Increase) decrease in restricted cash                   (6,163)      32,093
   Other, net                                              (30,254)         133
                                                       -----------     --------
       Net cash used in investing activities            (2,601,385)     (53,543)
                                                       -----------     --------
Effect of exchange rate changes on cash                     (9,369)      (1,498)
                                                       -----------     --------
Net increase in cash and cash equivalents                  349,102       80,712
Cash and cash equivalents at beginning of period           459,178      585,883
                                                       -----------     --------
Cash and cash equivalents at end of period             $   808,280     $666,595
                                                       ===========     ========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


NOTE 1. GENERAL

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

     Edison Mission Energy's (EME) significant accounting policies are described in Note 2 to EME's Consolidated Financial Statements as of December 31, 1998 and 1997, included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. EME follows the same accounting policies for interim reporting purposes, with the exception of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which became effective in January 1999. SOP 98-5 requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. This quarterly report should be read in connection with such financial statements.

     Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2. INVESTMENTS

     The following table presents summarized financial information of the investments in energy projects and oil and gas accounted for by the equity method:

                                                     (In thousands)
                                             (Unaudited)           (Unaudited)
                                         Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Energy Projects
Operating Revenues                       $319,747   $379,045   $762,591   $722,102
Income from Operations                     69,855     94,844    242,101    154,775
Net Income                                 57,552     66,693    198,503    103,014

Oil and Gas
Operating Revenues                       $ 50,370   $ 48,483   $ 93,537   $105,948
Income from Operations                     15,115     12,994     23,287     28,682
Net Income                                 11,970      8,626     19,244     21,106

NOTE 3.  ACQUISITIONS

     In March 1999, EME Homer City Generation L.P. (EME Homer City), an indirect, wholly owned affiliate of EME, completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884-megawatt (MW) Homer City Electric Generating Station and certain facilities and other assets associated therewith (collectively, Homer
City).

     Consideration for Homer City consisted of a cash payment of approximately $1.8 billion, which was partially financed by $1.5 billion of new loans (see
Note 4).

     In May 1999, Edison Mission Energy Taupo Ltd. (EME Taupo), an indirect, wholly owned affiliate of EME, completed a transaction with the New Zealand government to acquire 40% of the shares of Contact Energy Ltd. (Contact). Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia.

     Consideration for Contact consisted of a cash payment of approximately $648 million (1.2 billion New Zealand dollars). Financing of the acquisition is discussed in Note 4.

     Both acquisitions were accounted for utilizing the purchase method. EME's consolidated statement of income for the three and six months ended June 30, 1999 reflects the operations of Homer City beginning on March 18, 1999 and Contact beginning May 1, 1999.

NOTE 4.  FINANCIAL INSTRUMENTS

     In March 1999, Edison Mission Holdings Co. (EM Holdings), parent company of EME Homer City, closed a $1.1 billion financing and EME closed a $700 million financing. The EM Holdings financing consists of (1) an $800 million, 364-day interest only term loan, (2) a $250 million, five-year interest only construction term loan and (3) a $50 million, five-year interest only revolving loan. These loans are structured on a limited-recourse basis, in which the lenders look primarily to the cash generated by EM Holdings and its subsidiaries to repay the debt and have taken a security interest in the assets of EM Holdings and its subsidiaries. The EME financing consists of a $700 million, 364-day interest only revolving credit facility, structured on a recourse, unsecured basis. The proceeds of EM Holdings' $800 million loan and EME's $700 million loan, combined with cash and corporate revolver borrowings totaling approximately $300 million were used to finance the acquisition of Homer City.

     In May 1999, EM Holdings completed an $830 million bond financing. The financing consists of (1) $300 million, 8.137% Senior Secured Bonds due 2019 and
(2) $530 million, 8.734% Senior Secured Bonds due 2026. These bonds are non-recourse to

EME. The proceeds of the $830 million bonds were used primarily to repay EM Holdings' $800 million, 364-day interest only term loan.

  In May 1999, Edison Mission Energy Global Management, Inc. issued $120 million of Flexible Money Market Cumulative Preferred Stock. The stock issuance consists of (1) 600 Series A Shares and (2) 600 Series B Shares, both with liquidation preference of $100,000 per share and a dividend rate of 5.74% until May 2004. In May 1999 EME Taupo issued a $214 million (400 million New Zealand dollars) credit facility. The proceeds from the $120 million stock and $214 million credit facility, combined with an equity contribution from Edison International of $300 million and cash were used to finance the acquisition of Contact. In June 1999, EME Taupo issued $84 million (160 million New Zealand dollars) of Retail Redeemable Preference Shares, the proceeds of which were used to repay a portion of the EME Taupo $214 million credit facility.

  In June 1999, EME issued $600 million, 7.73% Senior Notes due 2009. The Notes are senior unsecured obligations of EME, which will be used for general corporate purposes.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Firm Commitments for Asset Purchases

Projects                                                   U.S. ($ in millions)
--------                                                   --------------------
Commonwealth Edison Co. (i)                                      $ 5,000

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,621 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

Firm Commitments to Contribute Project Equity

Projects                 Local Currency                    U.S. ($ in millions)
--------                 --------------                    --------------------
ISAB (i)                 244 billion Italian Lira                 $130
EcoElectrica (ii)                                                   34
Tri Energy (iii)                                                    25
Paiton (iv)                                                         17

(i) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(ii) EcoElectrica is a 540-MW liquefied natural gas combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico. A wholly owned subsidiary of EME owns a 50% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

(iv) Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions continue to be made.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                                   U.S. ($ in millions)
--------                                                   --------------------
Paiton (i)                                                        $141
Tri Energy (ii)                                                     20
Doga (ii)                                                           14
All Other                                                           19

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default. These contingent obligations are to be cancelled (if unused) as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. Based on present projections, the Project does not expect to complete these conditions at the time contemplated in the loan documentation (October 15, 1999), and is seeking an extension of the time to achieve term completion. The Project is also negotiating an understanding with its Lenders with regard to the amounts and uses of the Contingent Equity during the time of this extension. As of the date hereof, the Project does not have any commitment from the Lenders as to the extension. In addition, a dispute involving a slope adjacent to the Paiton site will require Contingent Equity to be contributed for amounts not otherwise covered by insurance. The Contractor has initiated a Phase II arbitration on the amount of compensation due as a result of the slope failure, and Paiton Energy is in discussions with its insurance companies on payment under its policies. EME's share of the total costs related to the slope failure are currently estimated to be between $16 and $44 million. Further, because of some delays in the completion of the construction, the Project expects certain other cost overruns. The EME share of these overruns is estimated to be between $10-15 million.

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

  Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1999, if payment were required, would be $243 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $370 million investment at June 30, 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement (PPA) in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, which discussions have commenced on an initial basis, however it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. Certain events (including the shortfall in payment discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the Project's debt agreement have occurred and may require the grant of waivers or renegotiation of the relevant agreements. Waivers of potential defaults have been received previously from the Project's creditors. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

  Paiton notified PLN that Unit 7 of Paiton achieved Commercial Operation under terms of the PPA on May 1999 and that Unit 8 of Paiton achieved Commercial Operation under the terms of the PPA on July 1999. Because of the economic downturn, PLN is experiencing low electricity demand and PLN has therefore dispatched the Paiton plant to zero; however, under the terms of the PPA, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the Plant achieve Commercial Operation. An invoice for these charges for May in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the Power Purchase Agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia have been based.

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

     EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of June 30, 1999. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these expenses are not expected to have a material impact on EME's financial position or results of operations.

NOTE 6. BUSINESS SEGMENTS

     EME operates predominately in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe, Central Asia, Middle East and Africa. EME's plants are located in different geographic areas, which mitigates the effects of regional markets, economic downturns or unusual weather conditions. These regions take advantage of the increasing globalization of the independent power market. Intercompany transactions have been eliminated in the following segment information.

                                                                       Europe,
         (In millions)                                              Central Asia,
      Three Months Ended                               Asia          Middle East       Corporate/
         June 30, 1999                Americas        Pacific         and Africa       Other(/i/)           Total
         -------------                --------        -------       -------------      ----------          --------
Operating revenues                    $  122.6        $   56.1           $   90.7         $    --          $  269.4
Net income (loss)                         21.0            (4.4)               1.7           (12.8)              5.5
Total assets                           3,504.6         2,486.8            2,166.8              --           8,158.2

         June 30, 1998
         -------------
Operating revenues                    $   58.9        $   53.2           $   95.2         $    --          $  207.3
Net income (loss)                         22.1            (3.4)               6.0            (6.1)             18.6
Total assets                             913.8         1,686.6            2,428.9              --           5,029.3

                                                                       Europe,
         (In millions)                                              Central Asia,
      Six  Months Ended                               Asia          Middle East       Corporate/
         June 30, 1999                Americas        Pacific        and Africa        Other(/i/)           Total
         -------------                --------        -------       -------------      ----------          --------
Operating revenues                    $  207.2        $  106.3           $  225.6         $    --          $  539.1
Net income (loss)                         51.0           (14.4)              28.9           (15.9)             49.6
Total assets                           3,504.6         2,486.8            2,166.8              --           8,158.2

         June 30, 1998
         -------------
Operating revenues                    $   88.3        $  107.3           $  243.6         $    --          $  439.2
Net income (loss)                         32.3            (3.6)              39.0           (11.4)             56.3
Total assets                             913.8         1,686.6            2,428.9              --           5,029.3

(i) Includes corporate net interest expense

NOTE 7. SUBSEQUENT EVENTS

  In July 1999, Edison First Power Limited, a wholly owned subsidiary of EME, a wholly owned, non-utility subsidiary of Edison International, completed a transaction with PowerGen UK plc, to acquire the Ferrybridge and Fiddler's Ferry coal-fired electric generating plants located in the United Kingdom. Ferrybridge, located in West Yorkshire, and Fiddler's Ferry, located in Warrington, each have a generating capacity of approximately 2,000 megawatts.

  Consideration for Ferrybridge and Fiddler's Ferry consisted of a cash payment of approximately $2.0 billion (1.3 billion pounds Sterling) for the two plants. The acquisition was funded primarily with a combination of net proceeds from the Edison First Power Limited Guaranteed Secured Variable Rate Bonds issued on July 19, 1999 and due 2019, and equity from Edison International.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.

GENERAL
-------

  Edison Mission Energy (EME) is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's current investments include 65 projects totaling 19,397 megawatts (MW) of generation capacity, of which 16,922 are in operation and 2,475 are under construction. In addition, 12 operating projects totaling 9,621 MW of generating capacity are pending acquisition.

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

  Consideration for Homer City consisted of a cash payment of approximately $1.8 billion, which was partially financed by $1.5 billion of new loans, combined with corporate revolver borrowings and cash.

  In May 1999, Edison Mission Energy Taupo Ltd. (EME Taupo), an indirect, wholly owned affiliate of EME, completed a transaction with the New Zealand government to acquire 40% of the shares of Contact Energy Ltd. (Contact). Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants in New Zealand with a total generating capacity of 2,371 MW. Contact also supplies gas and electricity to customers in New Zealand and has minority interests in two power projects in Australia.

  Consideration for Contact consisted of a cash payment of approximately $648 million (1.2 billion New Zealand dollars), which was financed by $120 million of preferred stock issued by Edison Mission Energy Global Management, Inc., a $214 million (400 million New Zealand dollars) credit facility issued by EME Taupo, a $300 million equity contribution from Edison International and cash.

  In July 1999, Edison First Power Limited, a wholly owned subsidiary of EME, a wholly owned, non-utility subsidiary of Edison International, completed a transaction with PowerGen UK plc, to acquire the Ferrybridge and Fiddler's Ferry coal-fired electric generating plants located in the United Kingdom. Ferrybridge, located in West Yorkshire, and Fiddler's Ferry, located in Warrington, each have a generating capacity of approximately 2,000 megawatts.

  Consideration for Ferrybridge and Fiddler's Ferry consisted of a cash payment of approximately $2.0 billion (1.3 billion pounds Sterling) for the two plants. The acquisition was funded primarily with a combination of net proceeds from the Edison First Power Limited Guaranteed Secured Variable Rate Bonds issued on July 19, 1999 and due 2019, and equity from Edison International.

  These acquisitions were accounted for utilizing the purchase method. EME's consolidated statement of income for the three and six months ended June 30, 1999 reflects the operations of Homer City beginning on March 18, 1999 and Contact beginning May 1, 1999. The consolidated statements of income, balance sheets and cash flows do not reflect the Ferrybridge and Fiddler's Ferry generating plants acquired in July 1999.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues increased $62.1 million and $99.9 million for the second quarter and six months ended June 30, 1999, respectively, compared with the corresponding periods of 1998, resulting primarily from increases in electric revenues and equity in income from energy projects. Electric revenues increased $74.3 million and $72.3 million for the second quarter and six months ended June 30, 1999, respectively, compared with the corresponding periods of 1998, primarily due to revenues from Homer City
acquired in March 1999.    Equity in income from energy projects decreased $13
million and increased $30.2 million during the second quarter and six months ended June 30, 1999, respectively, compared with the corresponding periods of 1998. The second quarter decrease was principally due to a geothermal project that was sold in 1998 which recorded earnings in 1998 that had been deferred in previous years. The increase for the six month period was primarily the result of higher revenues from several cogeneration projects due to a final settlement on energy pricing for prior years.

OPERATING EXPENSES Operating expenses increased $60.1 million and $83.1 million for the second quarter and six months ended June 30, 1999, respectively, compared with the same prior year periods. These increases are due to higher fuel, plant operations, depreciation and amortization and administrative and general expenses. The increases in fuel expense, plant operations and depreciation and amortization are primarily the result of expenses at Homer City acquired in March 1999. The administrative and general expense increase is primarily related to increased project development/acquisition costs.

OTHER INCOME (EXPENSE) Interest expense increased $33.7 million and $32.5 million for the second quarter and six months ended June 30, 1999, respectively, compared with the same prior year periods. The increase was primarily the result of additional debt financing of the Homer City acquisition.

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

PROVISION FOR INCOME TAXES EME recorded an effective tax provision rate of 18% for the six months ended June 30, 1999, compared with a 41% rate for the same prior year period. The decrease in the 1999 effective tax rate was primarily due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different foreign tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES For the six months ended June 30, 1999, net cash provided by operating activities decreased to $98.3 million from $123.6 million for the same period in 1998. The 1999 decrease primarily reflects lower distributions from oil and gas projects and increased working capital requirements associated with the acquisition of Homer City.

  Net cash provided by financing activities totaled $2,861.6 million during the first six months of 1999, compared to $12.1 million in 1998 for the same prior year period. The 1999 increase is primarily due to the Edison Mission Holding Co., parent company of EME Homer City, $830 million senior secured bonds, EME financing of $700 million, EME Senior Notes of $600 million, Edison Mission Energy Taupo Limited (EME Taupo) $214 million credit facility, Edison Mission Energy Global Management, Inc. $120 million Flexible Money Market Cumulative Preferred Stock, EME Taupo $84 million Retail Redeemable Preference Shares and borrowing on the corporate revolver of $335 million, the proceeds of which were used to purchase Homer City and Contact.

  Net cash used in investing activities increased to $2,601.4 million for the six months ended June 30, 1999 from $53.5 million for the six months ended June 30, 1998. The increase is primarily due to the purchase of Homer City and Contact.

  At June 30, 1999, EME had cash and cash equivalents of $808.3 million and had available $107 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001 and $125 million of borrowing capacity under a $700 million commercial paper facility that expires in 2000. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

  In July 1999, Edison First Power Limited, completed a transaction with PowerGen UK plc, to acquire the Ferrybridge and Fiddler's Ferry coal-fired electric generating plants located in the United Kingdom. Consideration for Ferrybridge and Fiddler's Ferry consisted of a cash payment of approximately $2.0 billion (1.3 billion pounds Sterling) for the two plants. The acquisition was funded primarily with a combination of net proceeds from the Edison First Power Limited Guaranteed Secured Variable Rate Bonds issued on July 19, 1999 and due 2019, and equity from Edison International.

Firm Commitments for Asset Purchases

Projects                                                   U.S. ($ in millions)
--------                                                   --------------------
Commonwealth Edison Co. (i)                                      $ 5,000

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,621 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

Firm Commitments to Contribute Project Equity

Projects                  Local Currency                   U.S. ($ in millions)
--------                  --------------                   --------------------
ISAB (i)                  244 billion Italian Lira               $130
EcoElectrica (ii)                                                  34
Tri Energy (iii)                                                   25
Paiton (iv)                                                        17

(i) ISAB is a 512-MW integrated gasification combined cycle power plant under construction near Siracusa in Sicily, Italy. A wholly owned subsidiary of EME owns a 49% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(ii) EcoElectrica is a 540-MW liquefied natural gas combined-cycle cogeneration facility under construction in Penuelas, Puerto Rico. A wholly owned subsidiary of

      EME owns a 50% interest. Equity will be contributed at commercial operation, which is currently scheduled for late 1999.

(iii) Tri Energy is a 700-MW gas-fired power plant under construction in the Ratchaburi Province, Thailand. A wholly owned subsidiary of EME owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

(iv) Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest. Equity contributions continue to be made.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                                   U.S. ($ in millions)
--------                                                   --------------------
Paiton (i)                                                        $141
Tri Energy (ii)                                                     20
Doga (ii)                                                           14
All Other                                                           19

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to capital cost overruns during the plant construction, certain partner obligations or events of default. These contingent obligations are to be cancelled (if unused) as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. Based on present projections, the Project does not expect to complete these conditions at the time contemplated in the loan documentation (October 15, 1999), and is seeking an extension of the time to achieve term completion. The Project is also negotiating an understanding with its Lenders with regard to the amounts and uses of the Contingent Equity during the time of this extension. As of the date hereof, the Project does not have any commitment from the Lenders as to the extension. In addition, a dispute involving a slope adjacent to the Paiton site will require Contingent Equity to be contributed for amounts not otherwise covered by insurance. The Contractor has initiated a Phase II arbitration on the amount of compensation due as a result of the slope failure, and Paiton Energy is in discussions with its insurance companies on payment under its policies. EME's share of the total costs related to the slope failure are currently estimated to be between $16 and $44 million. Further, because of some delays in the completion of the construction, the Project expects certain other cost overruns. The EME share of these overruns is estimated to be between $10-15 million.

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

  Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.


Other Commitments and Contingencies

  Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of June 30, 1999, if payment were required, would be $243 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

  Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $370 million investment at June 30, 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement (PPA) in February 1994. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. PLN has announced its intentions to commence discussions with independent power producers to renegotiate the power supply contracts, which discussions have commenced on an initial basis, however it is not yet known what form the renegotiation may take. Any material modifications of the contract could also require a renegotiation of the Paiton project's debt agreement. Certain events (including the shortfall in payment discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the Project's debt agreement have occurred and may require the grant of waivers or renegotiation of the relevant agreements. Waivers of potential defaults have been received previously from the Project's creditors. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

  Paiton notified PLN that Unit 7 of Paiton achieved Commercial Operation under terms of the PPA on May 1999 and that Unit 8 of Paiton achieved Commercial Operation under the terms of the PPA on July 1999. Because of the economic downturn, PLN is experiencing low electricity demand and PLN has therefore dispatched the Paiton plant to zero; however, under the terms of the PPA, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the Plant achieve Commercial Operation. An invoice for these charges for May in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the Power Purchase Agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia have been based.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY
FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS    Changes in interest rates,
changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $12.5 million and $11.9 million for the six months ended June 30, 1999, and 1998, respectively, as a result of interest rate swap and collar agreements. EME has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collars occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

     Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electric energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro mitigates a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of First Hydro's net exposure to pool price volatility. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4-hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

     Loy Yang B sells its electric energy through a centralized electricity pool (the National Electricity Market) which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The Victorian Power Exchange, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, Loy Yang B has entered into a number of financial hedges. From May 8, 1997 to December 31, 2000, approximately 53% to 64% of the plant output sold is hedged under "Vesting Contracts" with the remainder of the plant capacity hedged under the "State Hedge" described below. Vesting Contracts were put into place by the State Government of Victoria, Australia (State), between each generator and each distributor, prior to the privatization of electric power distributors in order to provide more predictable pricing for those electricity customers that were unable to choose their electricity retailer. Vesting Contracts set base strike prices at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the half-hourly pool clearing price for the element of power under contract. These contracts are sold in various structures. These contracts are accounted for as electricity rate swap agreements. The State Hedge is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997, and terminating October 31, 2016. The State guarantees SECV's obligations under the State Hedge.

     Electric power generated at Homer City is sold under bilateral arrangements with domestic utilities and power marketers under short-term contracts (two years or less) or to the Pennsylvania-New Jersey-Maryland Power Interconnection
(PJM) or the New York Power Pool (NYPP). The PJM pool has a market which establishes an hourly clearing price. Homer City is situated in the PJM Control Area and is physically connected to high-voltage transmission lines serving both the PJM and NYPP markets. Power can also be transmitted to the midwestern United States. EME has developed risk management policies and procedures which, among other matters, address credit risk. It is EME's policy to sell to investment grade counterparties or counterparties that have an investment grade guarantor. EME intends on hedging a portion of the electric output of the plant in order to lock in desirable outcomes. It plans to manage the "spark spread" or margin, that is the spread between electric prices and fuel prices when deemed appropriate. It plans to use forward contracts, swaps, futures, or options contracts to achieve those objectives.

     EME's electric revenues were increased by $20.1 million and $70.1 million for the six-month periods ended June 30, 1999, and 1998, respectively, as a result of electricity rate swap agreements and other hedging activities.

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

     EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of June 30, 1999. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these expenses are not expected to have a material impact on EME's financial position or results of operations.

YEAR 2000 ISSUE EME has a comprehensive program in place to remediate potential Year 2000 impacts from critical systems. EME divided its Year 2000 Issue activities into five phases: inventory, impact assessment, remediation, documentation and certification. A critical system was defined as those applications and systems, including embedded processor technology, which if not appropriately remediated might have had a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel. With respect to critical systems, EME has achieved Year 2000 readiness as of July 1999.

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

     The other essential component of the EME Year 2000 readiness program was to identify and assess vendor products and business partners for Year 2000 readiness. EME put a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and has evaluated the responses. EME's general policy requires that all newly purchased products be Year 2000 ready or otherwise designed to allow EME to determine whether such products present Year 2000 issues.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, will be effective in January 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. A derivative's gains and losses for qualifying hedges offset related results on the hedged item in the income statement and a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The impact of adopting Statement 133 on EME's financial statements has not been quantified at this time.

ACQUISITIONS PENDING In March 1999, EME entered into agreements to acquire the fossil-fuel generating assets of Commonwealth Edison Co. (ComEd), totaling 9,621 MW. EME will operate the plants, which are located in the midwestern United States. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. The acquisition is expected to have an immaterial effect on earnings in 1999, 2000 and 2001 as a result of transition contracts whereby ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.    Description
    -----------    -----------

       10.63 Indenture and the First Supplemental Indenture dated as of June 28, 1999, between EME and The Bank of New York, as Trustee, 7.73% Senior Notes Due June 15, 2009.

       27       Financial Data Schedule


(b) Reports on Form 8-K

    The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1999.

    Date of Report          Date Filed     Item Reported
    --------------          ----------     -------------
    March 18, 1999          April 2, 1999        2
    July 19, 1999           August 2, 1999       2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Edison Mission Energy
                                    ---------------------
                                         (Registrant)

Date: August 12, 1999               /s/ THOMAS E. LEGRO
---------------------               -------------------
                                        THOMAS E. LEGRO
                                        Vice President and
                                           Controller