Form 10-Q
period 1999-09-30
EDISON MISSION ENERGY
filed 1999-11-12
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------     ------------------


                        Commission File Number 1-13434



                             Edison Mission Energy
            (Exact name of registrant as specified in its charter)

               California                                95-4031807
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

             18101 Von Karman Avenue
                Irvine, California                         92612
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:  (949) 752-5588



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  YES  [X]   NO  [_]

     Number of shares outstanding of the registrant's Common Stock as of November 11, 1999: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS


Item                                                                  Page
----                                                                  ----



                         PART I - Financial Information

1.  Financial Statements..............................................  1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................. 18


                          PART II - Other Information

1.  Legal Proceedings................................................. 30

6.  Exhibits and Reports on Form 8-K.................................. 31


                                   PART III


    Signatures........................................................ 32

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                       (Unaudited)                               (Unaudited)
                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                          --------------------------------------   ----------------------------------------
                                                1999                 1998                 1999                  1998
                                          -----------------   ------------------   -------------------   ------------------
Operating Revenues
   Electric revenues                             $ 434,534            $ 132,398            $  850,059            $ 475,597
   Equity in income from energy projects            82,672               81,174               178,671              146,966
   Equity in income from oil and gas                 9,486                3,155                19,246               13,582
   Operation and maintenance services               10,416               10,755                28,260               30,557
                                                 ---------            ---------            ----------            ---------

       Total operating revenues                    537,108              227,482             1,076,236              666,702
                                                 ---------            ---------            ----------            ---------
Operating Expenses
   Fuel                                            116,700               36,817               244,347              126,529
   Plant operations                                 94,201               30,855               175,590               93,324
   Operation and maintenance services                7,102                7,725                21,115               22,004
   Depreciation and amortization                    58,338               20,773               118,081               65,933
   Administrative and general                       38,059               27,928               107,123               85,090
                                                 ---------            ---------            ----------            ---------

       Total operating expenses                    314,400              124,098               666,256              392,880
                                                 ---------            ---------            ----------            ---------

   Income from operations                          222,708              103,384               409,980              273,822
                                                 ---------            ---------            ----------            ---------

Other Income (Expense)
   Interest and other income (expense)              (2,290)               9,483                18,294               32,254
   Interest expense                               (107,472)             (46,930)             (230,864)            (137,815)
   Dividends on preferred securities                (7,010)              (3,304)              (14,388)              (9,905)
                                                 ---------            ---------            ----------            ---------

       Total other income (expense)               (116,772)             (40,751)             (226,958)            (115,466)
                                                 ---------            ---------            ----------            ---------

   Income before income taxes                      105,936               62,633               183,022              158,356

   Provision for income taxes                       19,331               17,855                33,006               57,290
                                                 ---------            ---------            ----------            ---------

Income before change in accounting
 principle                                       $  86,605            $  44,778            $  150,016            $ 101,066

Cumulative effect on prior years of
 change in accounting for start-up costs                 -                    -               (13,840)                   -
                                                 ---------            ---------            ----------            ---------

Net Income                                       $  86,605            $  44,778            $  136,176            $ 101,066
                                                 =========            =========            ==========            =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                 (Unaudited)             (Unaudited)
                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             --------------------   ---------------------
                                               1999        1998       1999        1998
                                             ---------   --------   ---------   ---------

Net Income                                    $ 86,605    $44,778    $136,176    $101,066
Other comprehensive income, net of tax:
    Foreign currency translation
    adjustments, net of income tax
    benefit (expense) of $(2,171) and
    $(272) for the three months and $623
    and $(1,172) for the nine months
    ended September 30, 1999 and 1998,
    respectively                                47,311      6,895       5,654       7,633
                                              --------    -------    --------    --------

Comprehensive Income                          $133,916    $51,673    $141,830    $108,699
                                              ========    =======    ========    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           (Unaudited)
                                                                           September 30,            December 31,
                                                                               1999                     1998
                                                                         ----------------         ---------------
Assets

Current Assets
   Cash and cash equivalents                                               $   450,777              $  459,178
   Accounts receivable - trade                                                 153,810                  74,403
   Accounts receivable - affiliates                                             25,994                  13,871
   Inventory                                                                   182,052                  13,000
   Prepaid expenses and other                                                   67,960                  46,864
                                                                           -----------              ----------
       Total current assets                                                    880,593                 607,316
                                                                           -----------              ----------

Investments
   Energy projects                                                           1,903,208               1,163,597
   Oil and gas                                                                  69,851                  62,949
                                                                           -----------              ----------

       Total investments                                                     1,973,059               1,226,546
                                                                           -----------              ----------

Property, Plant and Equipment                                                8,279,324               3,125,747
   Less accumulated depreciation and amortization                              366,721                 250,934
                                                                           -----------              ----------

       Net property, plant and equipment                                     7,912,603               2,874,813
                                                                           -----------              ----------
Other Assets
   Goodwill                                                                    298,662                 308,051
   Restricted cash and other                                                   124,167                 141,390
                                                                           -----------              ----------

       Total other assets                                                      422,829                 449,441
                                                                           -----------              ----------

Total Assets                                                               $11,189,084              $5,158,116
                                                                           ===========              ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       (Unaudited)
                                                                      September 30,           December 31,
                                                                           1999                   1998
                                                                   --------------------   --------------------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                                           $    14,124              $    8,339
   Accounts payable and accrued liabilities                                    296,673                  99,062
   Accrued incentive compensation                                              142,800                 112,652
   Interest payable                                                             94,045                  56,708
   Short-term obligations                                                      489,474                       -
   Current maturities of long-term obligations                                 255,891                 194,586
                                                                           -----------              ----------

       Total current liabilities                                             1,293,007                 471,347
                                                                           -----------              ----------

Long-Term Obligations Net of Current Maturities                              5,104,988               2,396,360
                                                                           -----------              ----------
Long-Term Deferred Liabilities
   Deferred taxes and tax credits                                            1,491,091                 613,009
   Deferred revenue                                                            531,330                 490,471
   Other                                                                       177,822                  79,369
                                                                           -----------              ----------

       Total long-term deferred liabilities                                  2,200,243               1,182,849
                                                                           -----------              ----------

Total Liabilities                                                            8,598,238               4,050,556
                                                                           -----------              ----------

Preferred Securities of Subsidiaries:
   Company-obligated mandatorily redeemable security of
     partnership holding solely parent debentures                              150,000                 150,000
                                                                           -----------              ----------
   Subject to mandatory redemption                                             157,536                       -
                                                                           -----------              ----------
   Not subject to mandatory redemption                                         118,054                       -
                                                                           -----------              ----------
Commitments and Contingencies (Note 6)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding                              64,130                  64,130
   Additional paid-in capital                                                1,695,406                 629,406
   Retained earnings                                                           370,387                 234,345
   Accumulated other comprehensive income                                       35,333                  29,679
                                                                           -----------              ----------

Total Shareholder's Equity                                                   2,165,256                 957,560
                                                                           -----------              ----------

Total Liabilities and Shareholder's Equity                                 $11,189,084              $5,158,116
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

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       (Unaudited)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          --------------------------------------
                                                                                 1999                1998
                                                                          ------------------   -----------------
Cash Flows From Operating Activities
   Net income                                                                    $  136,176           $ 101,066
   Adjustments to reconcile net income to net cash provided
      by operating activities
       Equity in income from energy projects                                       (178,671)           (146,966)
       Equity in income from oil and gas                                            (19,246)            (13,582)
       Distributions from energy projects                                           108,363              97,452
       Distributions from oil and gas                                                 7,613              19,537
       Depreciation and amortization                                                118,081              65,933
       Deferred taxes and tax credits                                                13,596              44,447
       Cumulative effect on prior years of change in accounting for
        start-up costs                                                               13,840                   -
   (Increase) decrease in accounts receivable                                       (91,960)             33,838
   (Increase) decrease in inventory                                                 (35,212)                193
   Increase in prepaid expenses and other                                              (691)               (182)
   Increase (decrease) in accounts payable and accrued liabilities                  232,509              (7,039)
   Increase (decrease) in interest payable                                           37,337             (11,320)
   Other, net                                                                        27,232             (10,885)
                                                                                 ----------            ---------
       Net cash provided by operating activities                                    368,967             172,492
                                                                                 ----------            ---------
Cash Flows From Financing Activities
   Borrowings on long-term obligations                                            2,831,975              66,016
   Payments on long-term obligations                                               (181,447)            (72,224)
   Short-term financing, net                                                        485,045                   -
   Capital contribution from parent                                               1,066,000                   -
   Issuance of preferred securities                                                 277,632                   -
                                                                                 ----------           ---------
       Net cash provided by (used in) financing activities                        4,479,205              (6,208)
                                                                                 ----------           ---------
Cash Flows From Investing Activities
   Investments in energy projects                                                   (32,789)             (9,450)
   Loans to energy projects                                                         (44,442)            (42,289)
   Purchase of generating stations                                               (3,959,011)                  -
   Purchase of common stock of acquired companies                                  (635,301)             (4,109)
   Capital expenditures                                                            (196,388)            (62,725)
   Decrease in restricted cash                                                       30,654              34,169
   Other, net                                                                       (22,376)              1,527
                                                                                 ----------           ---------
       Net cash used in investing activities                                     (4,859,653)            (82,877)
                                                                                 ----------           ---------
Effect of exchange rate changes on cash                                               3,080                (716)
                                                                                 ----------           ---------

Net increase (decrease) in cash and cash equivalents                                 (8,401)             82,691
Cash and cash equivalents at beginning of period                                    459,178             585,883
                                                                                 ----------           ---------

Cash and cash equivalents at end of period                                       $  450,777           $ 668,574
                                                                                 ==========           =========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


NOTE 1. GENERAL

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

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


NOTE 2. INVENTORY

     Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 1999 and December 31, 1998 consisted of the following:


                                                     (In thousands)
                                                  1999            1998
                                                --------        -------
Coal and fuel oil                               $126,007        $    --
Spare parts, materials and supplies               56,045         13,000
                                                --------        -------
Total                                           $182,052        $13,000
                                                ========        =======

NOTE 3. INVESTMENTS

     The following table presents summarized financial information of the investments in energy projects and oil and gas accounted for by the equity method:


                                                                        (In thousands)
                                                        (Unaudited)                     (Unaudited)
                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                    ----------------------        -----------------------
                                                       1999        1998              1999         1998
                                                    ---------   ----------        ----------    ---------
Energy Projects
Operating Revenues                                   $743,765     $478,516        $1,506,356   $1,200,618
Income from Operations                                243,649      188,294           485,750      343,069
Net Income                                            180,482      162,535           378,985      265,549

Oil and Gas
Operating Revenues                                   $108,232     $ 49,232        $  201,769   $  155,180
Income from Operations                                 29,807        8,430            53,094       37,112
Net Income                                             18,920        6,664            38,164       27,770


NOTE 4.  ACQUISITIONS

  On March 18, 1999, EME Homer City Generation L.P. (EME Homer City), an indirect, wholly owned affiliate of EME, completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884-megawatt (MW) Homer City Electric Generating Station and certain facilities and other assets associated therewith (collectively, Homer
City).

  Consideration for Homer City consisted of a cash payment of approximately $1.8 billion, which was partially financed by $1.5 billion of new loans, combined with corporate revolver borrowings and cash (see Note 5).

  On May 14, 1999, Edison Mission Energy Taupo Ltd. (EME Taupo), an indirect, wholly owned affiliate of EME, completed a transaction with the New Zealand government to acquire 40% of the shares of Contact Energy Ltd. (Contact). The remaining 60% of Contact Energy's shares were sold in a public offering resulting in widespread ownership among the citizens of New Zealand and offshore investors. These shares are publicly traded on stock exchanges in New Zealand and Australia. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants primarily in New Zealand with a total current generating capacity of 1,930 MW.

  Consideration for Contact consisted of a cash payment of approximately $635 million (1.2 billion New Zealand dollars), which was financed by $120 million of preferred stock issued by Edison Mission Energy Global Management, Inc., an indirect, wholly owned affiliate of EME, a $214 million (400 million New Zealand dollars) credit facility issued by EME Taupo, a $300 million equity contribution from Edison International and cash (see Note 5).

     On July 19, 1999, Edison First Power Limited (EFPL), an indirect, wholly owned affiliate of EME, completed a transaction with PowerGen UK plc, to acquire the Ferrybridge and Fiddler's Ferry coal-fired electric generating plants (Ferrybridge and Fiddler's Ferry) located in the United Kingdom. Ferrybridge, located in West Yorkshire, and Fiddler's Ferry, located in Warrington, each have a generating capacity of approximately 2,000 megawatts. In connection with the acquisition, EFPL has committed to certain construction costs arising from plant modification totaling $142 million and has executed a multi-year coal supply agreement.

     Consideration for the acquisition of Ferrybridge and Fiddler's Ferry consisted of approximately $2.0 billion (1.3 billion pounds Sterling) for the two plants. The purchase price may be increased up to additional $33.8 million in the event that the environmental authority in the United Kingdom allows for an increase in emissions from the plants. The acquisition was funded primarily with a combination of net proceeds from the Edison First Power Limited Guaranteed Secured Variable Rate Bonds (Edison First Power Bonds) issued on July 19, 1999 and due 2019, cash and a $500 million equity contribution from Edison International. The Edison First Power Bonds were issued to a special purpose entity formed by Merrill Lynch International (MLI SPE). MLI SPE sold the variable rate coupons portion of the bonds to a special purpose entity that borrowed $1.3 billion (830 million pounds Sterling) under a Term Loan Facility to finance the purchase (see Note 5).

     These acquisitions were accounted for utilizing the purchase method. EME's consolidated statement of income for the three and nine months ended September 30, 1999 reflects the operations of Homer City beginning March 18, 1999, Contact beginning May 1, 1999, and Ferrybridge and Fiddler's Ferry beginning July 19, 1999.


NOTE 5.  FINANCIAL INSTRUMENTS AND EQUITY CONTRIBUTIONS

EME Financings and Edison International Equity Contributions

  In March 1999, EME entered into a $700 million, 364-day interest only revolving credit facility, structured on a recourse, unsecured basis.

  In May 1999, Edison Mission Energy Global Management, Inc. (EME Global) issued $120 million of Flexible Money Market Cumulative Preferred Stock. The stock issuance consists of (1) 600 Series A Shares and (2) 600 Series B Shares, both with liquidation preference of $100,000 per share and a dividend rate of 5.74% until May 2004.

  EME entered into a Support Agreement that requires EME to make capital contributions to EME Global in order for it to maintain a positive net worth and to provide sufficient funds for payment of declared dividends on preferred stock and any redemption price in respect of the preferred stock. EME's maximum obligation would be limited to either (1) an amount equal to twice the sum of (a) the liquidation preference of the preferred stock (currently approximately $240 million) and (b) the liquidation preference on all outstanding preferred stock of EME Global without any precedence over the preferred stock (currently zero) or (2) the amount that EME could lawfully distribute to Edison International under the General Corporation Law of the State of California.

     In June 1999, EME issued $600 million, 7.73% Senior Notes due 2009. The Notes are senior unsecured obligations of EME, which will be used for general corporate purposes.

     For the year ended September 30, 1999, EME has received $1.1 billion in equity contributions from Edison International. The contributions were used to finance acquisitions and to pay down EME's short-term obligations.

Financing of Homer City

     In March 1999, Edison Mission Holdings Co. (EM Holdings), parent company of EME Homer City, closed a $1.1 billion financing. The EM Holdings financing consists of (1) an $800 million, 364-day interest only term loan, (2) a $250 million, five-year interest only construction term loan and (3) a $50 million, five-year interest only revolving loan. These loans are structured on a limited-recourse basis, in which the lenders look primarily to the cash generated by EM Holdings and its subsidiaries to repay the debt and have taken a security interest in the assets of EM Holdings and its subsidiaries. The proceeds of EM Holdings' $800 million loan and EME's $700 million loan (described above), combined with cash and corporate revolver borrowings totaling approximately $300 million were used to finance the acquisition of Homer City.

     In May 1999, EM Holdings completed an $830 million bond financing. The financing consists of (1) $300 million, 8.137% Senior Secured Bonds due 2019 and
(2) $530 million, 8.734% Senior Secured Bonds due 2026. These bonds are non-recourse to EME apart from the Credit Support Guarantee and Debt Service Reserve Guarantee entered into by EME. The Credit Support Guarantee requires EME to guarantee the payment and performance of the obligations of EM Holdings to the bond holders, banks and other secured parties which financed the acquisition of Homer City in an aggregate amount not to exceed approximately $42 million. This guarantee is to remain in place until December 31, 2001. In addition, to satisfy the requirements under the EM Holdings financing to have a Debt Service Reserve Requirement in an amount equal to six months' debt service projected to be due following the payment of a distribution, EME agreed to guarantee the payment and performance of the obligations of EM Holdings in the amount of approximately $35 million pursuant to the Debt Service Reserve Guarantee. The proceeds of the $830 million bonds were used primarily to repay EM Holdings' $800 million, 364-day interest only term loan.

Financing of Contact Energy

     The acquisition of Contact was financed by borrowings under the $214 million (400 million New Zealand dollars) credit facility, issuance of $120 million of EME Global preferred stock (described above), cash and a $300 million equity contribution from Edison International.

     From June through September 30, 1999, EME Taupo issued $158 million (305 million New Zealand dollars) of Retail Redeemable Preference Shares, the proceeds of which were used to repay a portion of the EME Taupo $214 million credit facility. EME entered into two Deeds of Covenant comprised of a Facility Agreement and a Subscription Agreement. The Facility Agreement requires EME to provide funds to EME Taupo (1) of up to $13 million New Zealand dollars annually in order for EME Taupo to meet its interest and dividend payment obligations to Credit Suisse First Boston and (2) to ensure that EME satisfies certain financial ratios. The Subscription Agreement requires EME to provide funds to the Preferred Stock Subscriber to compensate for any shortfall in attaching tax imputation credits to the dividends on the preferred stock.

Financing of Ferrybridge and Fiddler's Ferry

     In July 1999, Edison First Power Limited issued Edison First Power Bonds due 2019. The bonds are guaranteed by Maplekey UK Limited, a wholly-owned subsidiary of EME. The Edison First Power Bonds were issued to a special purpose entity formed by Merrill Lynch International (MLI SPE). MLI SPE sold the variable rate coupons portion of the bonds to a special purpose entity that borrowed $1.3 billion (830 million pounds Sterling) under a Term Loan Facility to finance the purchase. The Term Loan Facility accrues interest at LIBOR plus
1.50 to 1.90 and is repaid in semi-annual installments over a 12 year period beginning December 1999. EME has consolidated the Term Loan Facility under Emerging Issues Task Force D-14, "Transactions Involving Special Purpose Entities".

     EME has entered into various undertakings to support financial commitments of its affiliates related to the acquisition of Ferrybridge and Fiddler's Ferry, including (1) a guaranty of EFPL's Purchase Price Adjustment obligation of up to $33.8 million in the event that the environmental authority in the United Kingdom allows for an increase in emissions from the plants; (2) a guaranty of a letter of credit facility of $228.8 million entered into by EME Finance UK Limited (EME Finance), an indirect, wholly-owned affiliate of EME, to support EFPL's commitments: (a) to make certain construction costs arising from plant modifications, and (b) under a multi-year coal supply agreement; and (3) issuance of a $85.4 million letter of credit under its corporate revolving credit line to serve as a debt service reserve account to support debt service payments under the Guaranteed Secured Variable Rate Bonds due 2019.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Firm Commitments for Asset Purchases


Projects                                                                            U.S. ($ in millions)
--------                                                                            --------------------
Commonwealth Edison Co. (i)                                                              $ 5,000

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,510 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

Firm Commitments to Contribute Project Equity

Projects                                       Local Currency                       U.S. ($ in millions)
---------                                      --------------                       --------------------
ISAB (i)                                    244 billion Italian Lira                     $   135
EcoElectrica (ii)                                                                             34
Tri Energy (iii)                                                                              25

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

Contingent Obligations to Contribute Project Equity

Projects                                                                            U.S. ($ in millions)
--------                                                                            --------------------
Paiton (i)                                                                               $   141
Tri Energy (ii)                                                                               20
Doga (ii)                                                                                      7
All Other                                                                                     17

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, certain partner obligations or events of default. In any and all circumstances, EME's obligation to contribute Contingent Equity will not exceed $141 million.

     As more fully described below under the caption "Other Commitments and Contingencies", PT Persahaan Listrik Negara (PLN), the main source of revenue for the project, has failed to pay the project in respect of its last five invoices and paid only a portion of another invoice. In addition, as more fully described below under the caption "Litigation", PLN has filed a lawsuit, which is currently suspended, contesting the validity of its agreement to purchase electricity from the project.

     In response to PLN's failure to pay, Paiton entered into an interim agreement (the "Interim Agreement") with its lenders which modified the Contingent Equity provisions of the Paiton debt documents during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. The Interim Agreement provides, among other things, that Contingent Equity from EME and the other Paiton shareholders shall be contributed from time to time as needed to enable Paiton to pay "Interim Project Costs". Interim Project Costs include interest on project debt and operating costs which become due and payable during the term of the Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of Contingent Equity can be used for this purpose. The Interim Agreement provides that a portion of unfunded Contingent Equity in the original amount of $206 million (of which EME's current unfunded share is $85 million) will become due and payable by the shareholders in the event that certain events of default (other than those specifically waived pursuant to the Interim Agreement) occur. The Interim Agreement further provides that all unfunded Contingent Equity in the original amount of $300 million (of which EME's current unfunded share is $124 million) will become due and payable by the shareholders in the event that Paiton fails to make any interest payment during the pendency of the Interim Agreement. To date, Paiton's shareholders have contributed to Paiton $36 million of Contingent Equity (of which EME's share is $17 million).

     The Contractor and Paiton continue to discuss the final amount to be paid the Contractor. Items claimed by the Contractor include retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project. Paiton has counterclaims against Contractor for deficiencies which would be offset against the amount owing the Contractor. As these discussions continue, it is not possible to say with certainty the final amount which will be owing the Contractor by Paiton. As noted above, however, the shareholders' obligation to contribute Contingent Equity to Paiton to enable it to pay Contractor for the finally agreed amount is limited to $30 million. Paiton's obligations to the Contractor may exceed this amount. The shortfall, if any, will be considered as part of the renegotiation of the PPA and the Project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

     EME's Contingent Equity obligations for the Paiton project are to be cancelled (if unused) as of the later of the date of term financing by the Export-Import Bank of the United States and August 1, 2000. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The conditions to the term financing were not satisfied by such date and the Export-Import Bank of the United States agreed to extend the term financing commitment until December 15, 1999. Based on present projections, the Project does not expect to complete the conditions by December 15, 1999, and is seeking a further extension of the time to achieve term completion. As of the date hereof, the Project does not have any commitment from the Lenders as to such further extension.

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

   Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

   Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1999, if payment were required, would be $233 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

   Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $388 million investment at September 30, 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement (PPA) in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events (including those discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the Project's debt agreements have occurred. On October 15, 1999, the Project entered into an interim agreement with its lenders pursuant to which the Lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

   In May 1999, Paiton notified PLN that Unit 7 of Paiton achieved Commercial Operation under terms of the PPA and that Unit 8 of Paiton achieved Commercial Operation under the terms of the PPA in July 1999. Because of the economic downturn, PLN is experiencing low electricity demand and PLN has therefore dispatched the Paiton plant to zero; however, under the terms of the PPA, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the Plant achieve Commercial Operation. An invoice for these charges for May in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the Power Purchase Agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia have been based. Invoices for capacity charges and fixed operating costs for June, July, August and September in an aggregate amount of $164.1 million were later submitted to PLN. PLN has yet to make any payments in respect of such latter invoices. In addition, as more fully described below under the caption "Litigation", PLN has filed a lawsuit contesting the validity of its agreement to purchase electricity from the Project. The lawsuit is currently suspended and the Project and PLN have commenced discussions to renegotiate the PPA, however, it is not yet known what form the renegotiation may take. Any material modifications of the PPA could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

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

Litigation

   On October 7, 1999, PLN announced that it had filed a lawsuit in the Central Jakarta District Court against the Paiton project company seeking to annul the PPA, notwithstanding that the Paiton project company continued to seek a negotiated basis on which to operate the plant for an interim period during which the parties could discuss longer term remedies for the effect on the project of the current financial crisis affecting Indonesia. The terms of the PPA provide that any disputes with respect thereto must be submitted to arbitration in Stockholm, Sweden and cannot be brought in the courts of any country. Accordingly, immediately following the filing of PLN's lawsuit, the Paiton project company commenced an arbitration in accordance with the terms of the PPA in order to confirm the validity of the agreement and to protect the interests of the Paiton project company shareholders, lenders and other credit support providers. In accordance with Indonesian procedures applicable to PLN's lawsuit, the Paiton project company was served with PLN's complaint on October 22, 1999. In its complaint, PLN has generally alleged that the PPA was the result of corruption, cronyism and nepotism and is "one-sided and against the public interest". The first court hearing was held on October 25, at which procedural matters were discussed, including the possibility of the court granting a stay of up to thirty days to give the parties time to reach an out of court settlement. On November 1, a second hearing was held at which the court granted a fourteen day suspension of the proceedings until November 15, 1999, to allow the parties to pursue a negotiated settlement. The Paiton project company agreed to suspend any proceedings in the arbitration initiated by the Paiton project company for an equivalent period. The Paiton project company intends to contest the jurisdiction of the Indonesian courts, based on the PPA's provision for binding arbitration, and otherwise will vigorously contest the allegations made in PLN's complaint.

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

   EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of September 30, 1999. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these expenses are not expected to have a material impact on EME's financial position or results of operations.

NOTE 7. BUSINESS SEGMENTS

   EME operates predominately in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific, and Europe, Central Asia, Middle East and Africa. EME's plants are located in different geographic areas, which mitigates the effects of regional markets, economic downturns or unusual weather conditions. These regions take advantage of the increasing globalization of the independent power market. Intercompany transactions have been eliminated in the following segment information.

                                                                           Europe,
          (In millions)                                                 Central Asia,
        Three Months Ended                                Asia           Middle East         Corporate/
        September 30, 1999             Americas          Pacific          and Africa          Other(i)           Total
        ------------------           -------------   ---------------   ----------------   ----------------   -------------
Operating revenues                        $  253.8         $   57.7            $  225.6      $         --        $   537.1
Net income (loss)                             75.2             (2.6)               31.3             (17.3)            86.6
Total assets                               3,318.5          3,289.7             4,580.9                --         11,189.1

        September 30, 1998
        ------------------
Operating revenues                        $   92.5         $   50.8            $   84.2      $         --        $   227.5
Net income (loss)                             27.4              2.2                20.4              (5.2)            44.8
Total assets                                 950.7          1,625.1             2,459.0                --          5,034.8


                                                                            Europe,
          (In millions)                                                   Central Asia,
        Nine Months Ended                                Asia             Middle East        Corporate/
        September 30, 1999              Americas        Pacific           and Africa          Other(i)           Total
        ------------------           -------------   --------------    ----------------   ---------------    -------------
Operating revenues                        $  461.0         $  164.0            $  451.2      $         --        $ 1,076.2
Net income (loss)                            121.9            (15.3)               62.8             (33.2)           136.2
Total assets                               3,318.5          3,289.7             4,580.9                --         11,189.1

        September 30, 1998
        ------------------
Operating revenues                        $  180.8         $  158.1            $  327.8      $         --        $   666.7
Net income (loss)                             59.9             (1.6)               59.4             (16.6)           101.1
Total assets                                 950.7          1,625.1             2,459.0                --          5,034.8


(i)  Includes corporate net interest expense.


NOTE 8. SUBSEQUENT EVENTS

     During October 1999, EME completed the acquisition of the remaining 20 percent of the 220 MW natural gas-fired Roosecote project located in England. Consideration for the remaining 20% consisted of a cash payment of approximately $16.0 million (9.6 million pounds Sterling). The acquisition was funded with existing cash.

     On November 1, 1999, EME completed the sale of a portion of its interest in Four Star Oil & Gas Company (Four Star) to a company that it holds a 50% interest. Net proceeds from the sale of a portion of this investment were $20.5 million. EME expects to record a pre-tax gain on sale of its investment of approximately six million dollars. EME's net ownership interest in Four Star was reduced from 50% to 34% as a result of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements, the realization of which may be affected by certain important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" thereunder and elsewhere herein.

GENERAL
-------

     Edison Mission Energy (EME) is a leading global power producer. Through its subsidiaries, EME is engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. EME's current investments include 64 projects totaling 18,936 megawatts (MW) of generation capacity, of which 16,443 are in operation and 2,493 are under construction. In addition, 12 operating projects totaling 9,510 MW of generating capacity are pending acquisition.

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

ACQUISITIONS
------------

     On March 18, 1999, EME Homer City Generation L.P. (EME Homer City), an indirect, wholly owned affiliate of EME, completed a transaction with GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates to acquire the 1,884-MW Homer City Electric Generating Station and certain facilities and other assets associated therewith (collectively, Homer City).

     Consideration for Homer City consisted of a cash payment of approximately $1.8 billion, which was partially financed by $1.5 billion of new loans, combined with corporate revolver borrowings and cash.

     On May 14, 1999, Edison Mission Energy Taupo Ltd. (EME Taupo), an indirect, wholly owned affiliate of EME, completed a transaction with the New Zealand government to acquire 40% of the shares of Contact Energy Ltd. (Contact). The remaining 60% of Contact Energy's shares were sold in a public offering resulting in widespread ownership among the citizens of New Zealand and offshore investors. These shares are publicly traded on stock exchanges in New Zealand and Australia. Contact owns and operates hydroelectric, geothermal and natural gas-fired power generating plants primarily in New Zealand with a total current generating capacity of 1,930 MW.

     Consideration for Contact consisted of a cash payment of approximately $635 million (1.2 billion New Zealand dollars), which was financed by $120 million of preferred stock issued by Edison Mission Energy Global Management, Inc., a $214 million (400 million New Zealand dollars) credit facility issued by EME Taupo, a $300 million equity contribution from Edison International and cash.

     On July 19, 1999, Edison First Power Limited (EFPL), an indirect, wholly owned subsidiary of EME, completed a transaction with PowerGen UK plc, to acquire the Ferrybridge and Fiddler's Ferry coal-fired electric generating plants (Ferrybridge and Fiddler's Ferry) located in the United Kingdom. Ferrybridge, located in West Yorkshire, and Fiddler's Ferry, located in Warrington, each have a generating capacity of approximately 2,000 megawatts. In connection with the acquisition, EFPL has committed to certain construction costs arising from plant modification totaling $142 million and has executed a multi-year coal supply agreement.

     Consideration for Ferrybridge and Fiddler's Ferry consisted of approximately $2.0 billion (1.3 billion pounds Sterling) for the two plants. The purchase price may be increased up to additional $33.8 million in the event that the environmental authority in the United Kingdom allows for an increase in emissions from the plants. The acquisition was funded primarily with a combination of net proceeds from the Edison First Power Limited Guaranteed Secured Variable Rate Bonds (Edison First Power Bonds) issued on July 19, 1999 and due 2019, cash and a $500 million equity contribution from Edison International. The Edison First Power Bonds were issued to a special purpose entity formed by Merrill Lynch International (MLI SPE). MLI SPE sold the variable rate coupons portion of the bonds to a special purpose entity that borrowed $1.3 billion (830 million pounds Sterling) under a Term Loan Facility to finance the purchase.

     These acquisitions were accounted for utilizing the purchase method. EME's consolidated statement of income for the three and nine months ended September 30, 1999 reflects the operations of Homer City beginning March 18, 1999, Contact beginning May 1, 1999, and Ferrybridge and Fiddler's Ferry beginning July 19, 1999.

RESULTS OF OPERATIONS
---------------------

OPERATING REVENUES Operating revenues increased $309.6 million and $409.5 million for the third quarter and nine months ended September 30, 1999, respectively, compared with the corresponding periods of 1998, resulting primarily from increases in electric revenues and equity in income from energy projects. Electric revenues increased $302.1 million and $374.5 million for the third quarter and nine months ended September 30, 1999, respectively, compared with the corresponding periods of 1998, primarily due to revenues from Homer City acquired in March 1999 and Ferrybridge and Fiddler's Ferry acquired in July 1999. Equity in income from energy projects increased $31.7 million during the nine months ended September 30, 1999, compared with the corresponding period of 1998. The increase for the nine month period was primarily the result of higher revenues from several cogeneration projects due to a final settlement on energy pricing for prior years and a gain on sale of a power sales agreement.

     Due to warmer weather during the summer months, electric revenues generated from Homer City is principally higher during the third quarter of each year. In addition, EME's third quarter revenues from energy projects are materially higher than other quarters of the year due to a significant number of EME's domestic energy projects located on the West Coast which generally have power sales contracts that provide for higher payments during summer months.

OPERATING EXPENSE Operating expenses increased $190.3 million and $273.4 million for the third quarter and nine months ended September 30, 1999, respectively, compared with the same prior year periods. These increases are due to higher fuel, plant operations, depreciation and amortization and administrative and general expenses. The increases in fuel expense, plant operations and depreciation and amortization are primarily the result of expenses at Homer City acquired in March 1999 and Ferrybridge and Fiddler's Ferry acquired in July 1999. The administrative and general expense increase is primarily related to increased project development/acquisition costs.

OTHER INCOME (EXPENSE) Interest expense increased $60.5 million and $93 million for the third quarter and nine months ended September 30, 1999, respectively, compared with the same prior year periods. The increase was primarily the result of additional debt financing of the Homer City and Ferrybridge and Fiddler's Ferry acquisitions.

PROVISION FOR INCOME TAXES EME recorded an effective tax provision rate of 18% for the nine months ended September 30, 1999, compared with a 36% rate for the same prior year period. The decrease in the 1999 effective tax rate was primarily due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different foreign tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES For the nine months ended September 30, 1999, net cash provided by operating activities increased to $369 million from $172.5 million for the same period in 1998. The increase in working capital was primarily due to increased accounts payable and accrued liabilities related to the Company's acquisitions of Ferrybridge and Fiddler's Ferry and Homer City and commercial operations of Doga.

Net working capital at September 30, 1999 was ($412.4) million compared to $136 million at December 31, 1998. Net working capital decreased primarily as a result of utilizing short-term capacity under a commercial paper facility to finance a portion of the Homer City project. The Company expects to re-finance the short-term borrowings during the next year with a combination of new or extended short-term borrowings and issuance of long-term EME debt.

     At September 30, 1999, EME had cash and cash equivalents of $450.8 million and had available $353 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001 and $266 million of borrowing capacity under a $700 million commercial paper facility that expires in 2000. This borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

     Net cash provided by financing activities totaled $4,479.2 million during the first nine months of 1999, compared to $6.2 million used in 1998 for the same prior year period. The 1999 increase is primarily due to financing of $1.3 billion (830 million pounds Sterling) related to the Ferrybridge and Fiddler's Ferry project, the Edison Mission Holding Co., parent company of EME Homer City, $830 million senior secured bonds, EME financing of $700 million, EME Senior Notes of $600 million, borrowings of $59 million under Edison Mission Energy Taupo Limited (EME Taupo) credit facility, Edison International $1,066 million equity contribution, Edison Mission Energy Global Management, Inc. $120 million Flexible Money Market Cumulative Preferred Stock and EME Taupo $158 million Retail Redeemable Preference Shares.

     Net cash used in investing activities increased to $4,859.7 million for the nine months ended September 30, 1999 from $82.9 million for the nine months ended September 30, 1998. The increase is primarily due to the purchase of Ferrybridge and Fiddler's Ferry, Homer City and Contact.


Firm Commitments for Asset Purchases


Projects                                               U.S. ($ in millions)
--------                                               --------------------
Commonwealth Edison Co. (i)                                  $ 5,000

(i) A wholly owned subsidiary of EME executed an Asset Sale Agreement to purchase the fossil-fuel generating assets of Commonwealth Edison Co., totaling 9,510 MW located in the midwestern United States. The closing of the transaction is subject to receipt of various state and federal regulatory approvals and is expected to be completed by year end 1999.

Firm Commitments to Contribute Project Equity

Projects                     Local Currency            U.S. ($ in millions)
--------                     --------------            --------------------
ISAB (i)                 244 billion Italian Lira              $135
EcoElectrica (ii)                                                34
Tri Energy (iii)                                                 25

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

Contingent Obligations to Contribute Project Equity

Projects                                               U.S. ($ in millions)
------------------                                     --------------------
Paiton (i)                                                     $141
Tri Energy (ii)                                                  20
Doga (ii)                                                         7
All Other                                                        17

(i) Contingent obligations to contribute additional project equity (Contingent Equity) would be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, certain partner obligations or events of default. In any and all circumstances, EME's obligation to contribute Contingent Equity will not exceed $141 million.

     As more fully described below under the caption "Other Commitments and Contingencies", PT Persahaan Listrik Negara (PLN), the main source of revenue for the project, has failed to pay the project in respect of its last five invoices and paid only a portion of another invoice. In addition,

     PLN has filed a lawsuit, which is currently suspended, contesting the validity of its agreement to purchase electricity from the project.

     In response to PLN's failure to pay, Paiton entered into an interim agreement (the "Interim Agreement") with its lenders which modified the Contingent Equity provisions of the Paiton debt documents during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. The Interim Agreement provides, among other things, that Contingent Equity from EME and the other Paiton shareholders shall be contributed from time to time as needed to enable Paiton to pay "Interim Project Costs". Interim Project Costs include interest on project debt and operating costs which become due and payable during the term of the Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of Contingent Equity can be used for this purpose. The Interim Agreement provides that a portion of unfunded Contingent Equity in the original amount of $206 million (of which EME's current unfunded share is $85 million) will become due and payable by the shareholders in the event that certain events of default (other than those specifically waived pursuant to the Interim Agreement) occur. The Interim Agreement further provides that all unfunded Contingent Equity in the original amount of $300 million (of which EME's current unfunded share is $124 million) will become due and payable by the shareholders in the event that Paiton fails to make any interest payment during the pendency of the Interim Agreement. To date, Paiton's shareholders have contributed to Paiton $36 million of Contingent Equity (of which EME's share is $17 million).

     The Contractor and Paiton continue to discuss the final amount to be paid the Contractor. Items claimed by the Contractor include retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project. Paiton has counterclaims against Contractor for deficiencies which would be offset against the amount owing the Contractor. As these discussions continue, it is not possible to say with certainty the final amount which will be owing the Contractor by Paiton. As noted above, however, the shareholders' obligation to contribute Contingent Equity to Paiton to enable it to pay Contractor for the finally agreed amount is limited to $30 million. Paiton's obligations to the Contractor may exceed this amount. The shortfall, if any, will be considered as part of the renegotiation of the PPA and the Project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

     EME's Contingent Equity obligations for the Paiton project are to be cancelled (if unused) as of the later of the date of term financing by the Export-Import Bank of the United States and August 1, 2000. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The conditions to the term financing were not satisfied by such date and the Export-Import Bank of the United States agreed to extend the term financing commitment until December 15, 1999. Based on present projections, the Project does not expect to complete the conditions by December 15, 1999, and is seeking a further extension of the time to achieve term completion. As of the date hereof, the Project does not have any commitment from the Lenders as to such further extension.

(ii) Contingent obligations to contribute additional equity to the project would be based on events principally related to capital cost overruns during plant construction, certain EME or partner obligations or events of default.

     Other than as noted above, management is not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

      Certain of EME's subsidiaries entered into indemnification agreements whereby the subsidiaries agreed to repay capacity payments to the projects' power purchasers, in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contract. Obligations under these indemnification agreements as of September 30, 1999, if payment were required, would be $233 million. Management has no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

     Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of EME owns a 40% interest and has a $388 million investment at September 30, 1999. The tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PT Perusahaan Listrik Negara (PLN). Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs (including returns to investors) indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the Power Purchase Agreement (PPA) in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' perceived increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Certain events (including those discussed in the paragraph below) which, with the passage of time or upon notice, may mature into defaults of the Project's debt agreements have occurred. On October 15, 1999, the Project entered into an interim agreement with its lenders pursuant to which the Lenders waived such defaults until July 31, 2000. However, such waiver may expire on an earlier date if additional defaults (other than those specifically waived) or certain other specified events occur.

     In May 1999, Paiton notified PLN that Unit 7 of Paiton achieved Commercial Operation under terms of the PPA and that Unit 8 of Paiton achieved Commercial Operation under the terms of the PPA in July 1999. Because of the economic downturn, PLN is experiencing low electricity demand and PLN has therefore dispatched the Paiton plant to zero; however, under the terms of the PPA, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the Plant achieve Commercial Operation. An invoice for these charges for May in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the Power Purchase Agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia have been based. Invoices for capacity charges and fixed operating costs for June, July, August and September in an aggregate amount of $164.1 million were later submitted to PLN. PLN has yet to make any payments in respect of such latter invoices. In addition, PLN has filed a lawsuit contesting the validity of its agreement to purchase electricity from the Project. The lawsuit is currently suspended and the Project and PLN have commenced discussions to renegotiate the PPA, however, it is not yet known what form the renegotiation may take. any material modifications of the PPA could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on EME's expected return on its investment in Paiton is uncertain at this time, however, management believes that it will ultimately recover its investment in the project.

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

CHANGES IN INTEREST RATES, CHANGES IN ELECTRICITY POOL PRICING, FOREIGN CURRENCY FLUCTUATIONS AND OTHER CONTRACTUAL OBLIGATIONS Changes in interest rates, changes in electricity pool pricing and fluctuations in foreign currency exchange rates can have a significant impact on EME's results of operations. Interest rate changes affect the cost of capital needed to construct and finance projects. EME has mitigated a portion of the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for the majority of its project financing. Interest expense included $19.1 million and $15.6 million for the nine months ended September 30, 1999, and 1998, respectively, as a result of interest rate swap and collar agreements. EME has entered into several interest rate swap and collar agreements whereby the maturity date of the swaps and collars occurs prior to the final maturity of the underlying debt. EME does not believe that interest rate fluctuations will have a material adverse effect on its financial position or results of operations.

     Projects in the U.K. sell their electric energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price (also referred to as the "pool price") for electric energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. First Hydro and Ferrybridge and Fiddler's Ferry mitigate a portion of the market risk of the pool by entering into contracts for differences (electricity rate swap agreements), related to either the selling or purchasing price of power, whereby a contract specifies a price at which the electricity will be traded, and the parties to the agreement make payments, calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures. These contracts act as a means of stabilizing production revenues or purchasing costs by removing an element of their net exposure to pool price volatility. On July 29, 1998, the Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts-for-differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. He proposed in its place, among other things, the establishment of voluntary forwards and futures markets, organized by independent market operators and evolving in response to demand; a short-term bilateral market operating from 24 to 4-hours before a trading period; a balancing market to enable the system operator to balance generation and demand and resolve any transmission constraints; a settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the short-term bilateral and balancing markets. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by April 2000. Further definition of the proposal will be required before the effects of the changes can be evaluated. Implementation of the proposal may also require legislation.

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

     EME's electric revenues were decreased by $3.4 million for the nine months ended September 30, 1999, compared to an increase of $87.6 million for the nine-month period ended September 30, 1998, as a result of electricity rate swap agreements and other hedging activities.

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

     EME completed a partial review of its sites in 1995 and does not believe that a material liability exists as of September 30, 1999. The implementation of Clean Air Act Amendments is expected to result in increased operating expenses; however, these expenses are not expected to have a material impact on EME's financial position or results of operations.

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

ACQUISITIONS PENDING In March 1999, EME entered into agreements to acquire the fossil-fuel generating assets of Commonwealth Edison Co. (ComEd), totaling 9,510 MW. EME will operate the plants, which are located in the midwestern United States. The closing of the transaction is subject to various state and federal regulatory approvals and is expected to be completed by year end 1999. EME plans to finance the approximately $5 billion acquisition with a combination of debt secured by the project, corporate debt, cash and funding from Edison International. In connection with the acquisition, it is expected that a subsidiary of EME will enter into transaction contracts with ComEd, whereby ComEd will retain power purchase agreements with EME, enabling ComEd access to certain amounts of plant output for the next five years to serve its customers.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     P. T. Perusahaan Listrik Negara - One of EME's subsidiaries, MEC Indonesia,
     -------------------------------
B.V. (MEC Indonesia), owns a 40% interest in P. T. Paiton Energy, (formerly known as Paiton Energy Company), an Indonesian limited liability company ("PE"). PE constructed a 1,230 MW coal-fired power project in East Java, Indonesia (the "Paiton Project"). The Paiton Project has achieved commercial operation. In 1994, PE entered into a Power Purchase Agreement ("PPA") with Indonesia's state-owned electricity company, P. T. Perusahaan Listrik Negara ("PLN"), pursuant to which PLN is obligated to purchase the capacity and energy of the Paiton Project.

     On October 7, 1999, PLN announced that it had filed a lawsuit in the Central Jakarta District Court against PE seeking to annul the PPA, notwithstanding that PE continued to seek a negotiated basis on which to operate the plant for an interim period during which the parties could discuss longer term remedies for the effect on the project of the current financial crisis affecting Indonesia. The terms of the PPA provide that any disputes with respect thereto must be submitted to arbitration in Stockholm, Sweden and cannot be brought in the courts of any country. Accordingly, immediately following the filing of PLN's lawsuit, PE commenced an arbitration in accordance with the terms of the PPA in order to confirm the validity of the agreement and to protect the interests of PE's shareholders, lenders and other credit support providers. In accordance with Indonesian procedures applicable to PLN's lawsuit, PE was served with PLN's complaint on October 22, 1999. In its complaint, PLN has generally alleged that the PPA was the result of corruption, cronyism and nepotism and is "one-sided and against the public interest". The first court hearing was held on October 25, at which procedural matters were discussed, including the possibility of the court granting a stay of up to thirty days to give the parties time to reach an out of court settlement. On November 1, a second hearing was held at which the court granted a fourteen day suspension of the proceedings until November 15, 1999, to allow the parties to pursue a negotiated settlement. PE agreed to suspend any proceedings in the arbitration initiated by PE for an equivalent period. PE intends to contest the jurisdiction of the Indonesian courts, based on the PPA's provision for binding arbitration, and otherwise will vigorously contest the allegations made in PLN's complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                           Description
    -----------                           -----------
       10.64      Coal and Capex Facility Agreement, dated July 16, 1999 between
                  EME Finance UK Limited; Barclays Capital and Credit Suisse
                  First Boston; The Financial Institutions named as Banks; and
                  Barclays Bank PLC as Facility Agent.

       10.65      Guarantee by EME dated July 16, 1999 supporting the Coal and
                  Capex Facility Agreement (Facility Agreement) issued by
                  Barclays Bank PLC to secure EME Finance UK Limited obligations pursuant to the Facility Agreement.

       27         Financial Data Schedule

(b) Reports on Form 8-K

    The registrant filed the following reports on Form 8-K during the quarter ended September 30, 1999.

    Date of Report            Date Filed        Item Reported
    --------------            ----------        -------------
    July 19, 1999         August 2, 1999              2
    July 19, 1999         September 30, 1999          7

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Edison Mission Energy
                                                --------------------------
                                                       (Registrant)


Date: November 11, 1999                             /s/ KEVIN M. SMITH
-----------------------                          -------------------------
                                                      KEVIN M. SMITH
                                                 Senior Vice President and
                                                  Chief Financial Officer