Form 10-Q
period 2000-03-31
EDISON MISSION ENERGY
filed 2000-05-12
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000
                                     ------------------

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
     (State or other jurisdiction of            (I.R.S. Employer Identification
      incorporation or organization)                        No.)

        18101 Von Karman Avenue
        Irvine, California                                  92612
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (949) 752-5588



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. YES   X     NO
                                                        ------    ________

     Number of shares outstanding of the registrant's Common Stock as of May 12, 2000: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
                         PART I - Financial Information

1.   Financial Statements.................................................   1

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  16


                           PART II - Other Information

6.   Exhibits and Reports on Form 8-K.....................................  31


                                    PART III


     Signatures...........................................................  32

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                                (Unaudited)
                                                             Three Months Ended
                                                                 March 31,
                                                           -----------------------
                                                              2000          1999
                                                           ----------    ---------
Operating Revenues
   Electric revenues                                       $  691,314    $ 196,853
   Equity in income from energy projects                       29,303       60,745
   Equity in income from oil and gas                            7,796        3,642
   Operation and maintenance services                          10,259        8,516
                                                           ----------    ---------
          Total operating revenues                            738,672      269,756
                                                           ----------    ---------
Operating Expenses
   Fuel                                                       276,299       54,075
   Plant operations                                           187,962       34,371
   Operation and maintenance services                           7,981        6,470
   Depreciation and amortization                              102,995       24,146
   Administrative and general                                  34,123       36,497
                                                           ----------    ---------
          Total operating expenses                            609,360      155,559
                                                           ----------    ---------

 Operating income                                             129,312      114,197
                                                           ----------    ---------

Other Income (Expense)
   Interest and other income                                    6,414        7,792
   Interest expense                                          (172,971)     (44,519)
   Dividends on preferred securities                           (8,107)      (3,233)
                                                           ----------    ---------

       Total other income (expense)                          (174,664)     (39,960)
                                                           ----------    ---------
   Income (loss) before income taxes                          (45,352)      74,237

   Provision (benefit) for income taxes                       (15,191)      16,301
                                                           ----------    ---------

Income (loss) before change in accounting principle           (30,161)      57,936

Cumulative effect on prior years of change in
accounting for major maintenance costs, net of tax             17,690            -

Cumulative effect on prior years of change in
accounting for start-up costs, net of tax                           -      (13,840)
                                                           ----------    ---------

Net Income (Loss)                                          $  (12,471)   $  44,096
                                                           ==========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                    (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
Net Income (Loss)                                              $(12,471)     $ 44,096
Other comprehensive expense, net of tax:
   Foreign currency translation adjustments, net of income
       tax benefit of  $807 and $1,378 in 2000
      and 1999, respectively                                    (43,533)      (12,625)
                                                               --------      --------

Comprehensive Income (Loss)                                    $(56,004)     $ 31,471
                                                               ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

 PAGE>

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      (Unaudited)
                                                       March 31,    December 31,
                                                          2000         1999
                                                      -----------   -----------
Assets

Current Assets
   Cash and cash equivalents                          $   684,156    $   398,695
   Accounts receivable - trade, net of allowance:
      2000 and 1999, $1,126                               254,920        254,538
   Accounts receivable - affiliates                         8,584          9,597
   Inventory                                              323,442        258,864
   Prepaid expenses and other                              28,576         35,665
                                                      -----------    -----------
       Total current assets                             1,299,678        957,359
                                                      -----------    -----------

Investments
  Energy projects                                       1,931,503      1,891,703
  Oil and gas                                              48,470         49,173
                                                      -----------    -----------
       Total investments                                1,979,973      1,940,876
                                                      -----------    -----------

Property, Plant and Equipment                          12,367,928     12,533,413
   Less accumulated depreciation and amortization         490,309        411,079
                                                      -----------    -----------
       Net property, plant and equipment               11,877,619     12,122,334
                                                      -----------    -----------

Other Assets
   Goodwill                                               284,940        290,695
   Deferred financing costs                               136,248        133,948
   Restricted cash and other                               54,666         89,009
                                                      -----------    -----------
       Total other assets                                 475,854        513,652
                                                      -----------    -----------

Total Assets                                          $15,633,124    $15,534,221
                                                      ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                      (Unaudited)
                                                       March 31,    December 31,
                                                          2000           1999
                                                      -----------    -----------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                      $    16,202    $     7,772
   Accounts payable and accrued liabilities               425,318        328,057
   Interest payable                                        92,256         89,272
   Short-term obligations                               1,190,220      1,122,067
   Current maturities of long-term obligations            219,439        225,679
                                                      -----------    -----------
       Total current liabilities                        1,943,435      1,772,847
                                                      -----------    -----------

Long-Term Obligations - Affiliate                         316,830         78,000
                                                      -----------    -----------
Long-Term Obligations Net of Current Maturities         7,365,372      7,361,308
                                                      -----------    -----------


Long-Term Deferred Liabilities
   Deferred taxes and tax credits                       1,467,882      1,520,490
   Deferred revenue                                       492,893        534,531
   Accrued incentive compensation                         206,990        253,513
   Other                                                  383,029        468,161
                                                      -----------    -----------
       Total long-term deferred liabilities             2,550,794      2,776,695
                                                      -----------    -----------

Total Liabilities                                      12,176,431     11,988,850
                                                      -----------    -----------

Preferred Securities of Subsidiaries
Company-obligated mandatorily redeemable
  security of partnership holding solely
  parent debentures                                       150,000        150,000
Subject to mandatory redemption                           198,360        208,840
Not subject to mandatory redemption                       118,054        118,054
                                                      -----------    -----------
      Total preferred securities of subsidiaries          466,414        476,894
                                                      -----------    -----------

Commitments and Contingencies (Note 5)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding         64,130         64,130
   Additional paid-in capital                           2,629,406      2,629,406
   Retained earnings                                      329,769        364,434
   Accumulated other comprehensive income                 (33,026)        10,507
                                                      -----------    -----------
Total Shareholder's Equity                              2,990,279      3,068,477
                                                      -----------    -----------

Total Liabilities and Shareholder's Equity            $15,633,124    $15,534,221
                                                      ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              (Unaudited)
                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------   ------------
Cash Flows From Operating Activities
   Net income (loss)                                                  $   (12,471)  $     44,096
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Equity in income from energy projects                              (29,303)       (60,745)
       Equity in income from oil and gas                                   (7,796)        (3,642)
       Distributions from energy projects                                  31,600         28,888
       Depreciation and amortization                                      102,995         24,146
       Deferred taxes and tax credits                                     (44,543)         3,142
       Cumulative effect on prior years of change in accounting           (17,690)        13,840
   Increase in accounts receivable                                         (1,476)       (11,947)
   (Increase) decrease in inventory                                       (64,578)         1,117
   Decrease in prepaid expenses and other                                   7,322          9,180
   Increase in accounts payable and accrued liabilities                   102,841         34,455
   Increase (decrease) in interest payable                                  7,482        (19,402)
   Increase (decrease) in accrued incentive compensation                  (46,523)        10,800
   Other, net                                                               4,491        (14,825)
                                                                      -----------   ------------
       Net cash provided by operating activities                           32,351         59,103
                                                                      -----------   ------------
Cash Flows From Financing Activities
   Borrowings long-term obligations                                     2,101,024        234,878
   Payments on long-term obligations                                   (1,767,702)       (22,583)
   Short-term financing, net                                               51,886      1,496,522
   Dividend to parent                                                     (22,000)             -
                                                                      -----------   ------------
       Net cash provided by financing activities                          363,208      1,708,817
                                                                      -----------   ------------
Cash Flows From Investing Activities
   Investments in and loans to energy projects                            (52,089)       (20,999)
   Purchase of generating station                                               -     (1,800,355)
   Purchase of acquired companies                                          (8,360)             -
   Capital expenditures                                                   (65,151)       (27,512)
   Decrease in restricted cash                                             32,960         27,527
   Other, net                                                              (7,989)       (12,787)
                                                                      -----------   ------------
       Net cash used in investing activities                             (100,629)    (1,834,126)
                                                                      -----------   ------------

Effect of exchange rate changes on cash                                    (9,469)        (5,853)
                                                                      -----------   ------------

Net increase (decrease) in cash and cash equivalents                      285,461        (72,059)
Cash and cash equivalents at beginning of period                          398,695        459,178
                                                                      -----------   ------------

Cash and cash equivalents at end of period                            $   684,156   $    387,119
                                                                      ===========   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


NOTE 1.   GENERAL

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the full year.

     Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. We follow the same accounting policies for interim reporting purposes, with the exception of the change in accounting for major maintenance costs (see Note 2). This quarterly report should be read in connection with such financial statements.

     Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2.   CHANGES IN ACCOUNTING

     Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the U.S. Securities and Exchange Commission (SEC) issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2000. Due to the position taken by the SEC Staff, we decided voluntarily to change our accounting policy so as to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000. Pro forma data has not been provided for prior periods, as the impact would not be material.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which became effective in January 1999. The Statement requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. The impact of adopting SOP 98-5 on our net income in 1999 was an expense of $13.8 million, after-tax.

NOTE 3.   INVENTORY

     Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2000 and December 31, 1999 consisted of the following:

                                                  (In millions)
                                          (Unaudited)
                                           March 31,      December 31,
                                              2000           1999
                                              ----           ----
Coal and fuel oil                           $ 257.2        $ 190.1
Spare parts, materials and supplies            66.2           68.8
                                            -------        -------
Total                                       $ 323.4        $ 258.9
                                            =======        =======

NOTE 4.   ACQUISITION

     On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price, long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 megawatts (MWs). The purchase price is approximately $45 million (90 billion Italian Lira) with equity contribution obligations of up to $17 million (33 billion Italian Lira), depending on the number of projects that are ultimately developed. As of March 2000, payments included $8 million towards the purchase price and $14 million in equity contributions.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

Firm Commitment for Asset Purchase

Project                         Local Currency            U.S. ($ in millions)
-------                         --------------            --------------------
Italian Wind Projects (i)   74 billion Italian Lira              $   37

(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity

 Projects                             Local Currency        U.S. ($ in millions)
 --------                             --------------        --------------------
 ISAB (i)                       244 billion Italian Lira          $   121
 EcoElectrica (ii)                                                     34
 Tri Energy (iii)                                                      25
 Italian Wind Projects (iv)       6 billion Italian Lira                3

(i) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Equity is scheduled to be contributed in June 2000.

(ii) EcoElectrica is a 540-MW liquefied natural gas combined cycle cogeneration facility in Penuelas, Puerto Rico. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Commercial operations commenced in March 2000. Equity was contributed in April 2000.

(iii) Tri Energy is a 700-MW gas-fired power plant under construction in Ratchaburi Province, Thailand. A wholly owned subsidiary of Edison Mission Energy owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

(iv) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

     Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

 Projects                                                  U.S. ($ in millions)
 --------                                                  --------------------
 Paiton (i)                                                       $  76
 Tri Energy (ii)                                                     20
 All Other                                                           27

 (i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. In any and all circumstances, our obligation to contribute contingent equity will not exceed $141 million, of which $65 million has been contributed as of March 31, 2000.

     As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made the fixed monthly payments for the months of March and April, and has paid for energy delivered in the month of March. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the power purchase agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

     In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton debt documents related to the authorized usage of the monies during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of contingent equity can be used for this purpose. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $32 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $76 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of March 31, 2000, Paiton Energy's shareholders have contributed to Paiton $138 million of contingent equity, of which our share is $65 million.

     The contractor for the Paiton project and Paiton Energy reached a global settlement in principal, the terms of which are being finalized. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the required lender approval can be obtained. As noted, the shareholders' obligation to contribute contingent equity to Paiton Energy to enable it to pay the contractor for the finally agreed amount is limited to $30 million. Paiton Energy's obligations to the contractor exceed this amount. The shortfall will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

     Our contingent equity obligations for the Paiton project are to be cancelled, if unused, as of the later of the date of term financing by the Export-Import Bank of the United States and August 1, 2000. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The Export-Import Bank of the United States agreed to extend the term financing commitment through December 31, 2000 and has determined that the project will need to meet additional terms and conditions for take-out of the construction lenders. Paiton Energy and its lenders expect to enter into discussions in May 2000 with regard to the extension of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN.

(ii) Contingent obligations to contribute additional equity to the project relate specifically to an agreement between EME and Banpu Public Company (a project shareholder) to provide certain back-up equity assurances to the project's lenders should Banpu be unable to fund the full portion of its equity when due. At present, we do not anticipate a requirement to fund this additional equity.

     Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

Subsidiary Indemnification Agreements

     Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of March 31, 2000, if payment were required, would be $271 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

     Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $453 million investment at March 31, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

     In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the power purchase agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia were then being based. Additional invoices for capacity charges and fixed operating costs in an aggregate amount of $312 million were later submitted to PLN. PLN has yet to make any payments in respect of such latter invoices. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

     On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, the first two payments of which were received totaling $15 million, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. PLN and Paiton Energy have agreed that negotiations on a long-term restructuring of the tariff will begin in May 2000. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At March 31, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Environmental Matters or Regulations

     We are subject to environmental regulation by federal, state, and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations.

      We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we spent $77 million in 1999 and expect to spend approximately $139 million for 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we plan to upgrade the environmental controls at the Illinois Plants to control nitrogen oxide emissions and expect to spend approximately $54 million, $45 million and $80 million for 2000, 2001 and 2002, respectively. In addition, at the Ferrybridge and Fiddler's Ferry plants, we expect to incur environmental costs arising from plant modification, totaling approximately $320 million for the 2000-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

NOTE 6.   BUSINESS SEGMENTS

     We operate predominately in one line of business, electric power generation, with reportable segments organized by geographic region: United States, Asia Pacific and Europe, Central Asia, Middle East and Africa. Our plants are located in different geographic areas, which mitigate the effects of regional markets, economic downturns or unusual weather conditions.

           (In millions)                                            Europe,
            (Unaudited)                                          Central Asia,
         Three Months Ended                           Asia        Middle East     Corporate/
           March 31, 2000              Americas      Pacific      and Africa       Other/(i)/    Total
           --------------             ----------    ---------    -------------    ---------    ---------
Operating revenues                    $    279.7    $    55.0    $       404.0    $      --    $   738.7
Net income (loss)                          (32.6)        (5.3)            58.7        (33.3)       (12.5)
Total assets                          $  7,735.3    $ 2,790.7    $     5,107.1    $      --    $15,633.1

           March 31, 1999
           --------------
Operating revenues                    $     84.6    $    50.2    $       135.0    $      --    $   269.8
Net income (loss)                           30.0        (10.0)            27.2         (3.1)        44.1
Total assets                          $  2,973.6    $ 1,745.6    $     2,212.0    $      --    $ 6,931.2

(i)  Includes corporate net interest expense

NOTE 7.   INVESTMENTS

     The following table presents summarized financial information of the significant subsidiary investments in energy projects accounted for by the equity method. The significant subsidiary investments include the Cogeneration Group. The Cogeneration Group consists of Kern River Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company, of which we own 50 percent, 50 percent and 49 percent interests in, respectively.

                                                            (In millions)
                                                             (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          2000          1999
                                                         -------      -------

Operating Revenues                                       $ 116.5      $ 133.7
Operating Expenses                                          80.5         79.5
Net Income                                                  35.7         54.8

NOTE 8.   LONG-TERM INCENTIVE PLAN

     As disclosed in our Annual Report on Form 10-K, Edison International and Edison Mission Energy have been considering an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors have subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it is not advisable to make an exchange offer to the holders of Edison Mission Energy's phantom stock options at this time. Accordingly, the Compensation and Executive Personnel Committee, the Edison International Board of Directors and management are now concentrating on developing methods to be used for valuing the 1999 merchant plant acquisitions for purposes of phantom option exercise windows and on other matters relating to future exercise windows (including other steps necessary to value the project portfolio at December 31, 1999). Upon resolution of the matters noted above, any adjustments which may be required to the accrued incentive liability will be recorded at that time.

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

General
-------

     We are an independent power producer engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. Our current investments include 77 projects totaling 28,827 megawatts (MW) of generation capacity, of which 27,844 MW are in operation and our share is 22,693 MW. 983 MW are under construction of which our share is 317 MW.

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

Acquisition
-----------

      On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 megawatts (MWs). The purchase price is approximately $45 million (90 billion Italian Lira) with equity contribution obligations of up to $17 million (33 billion Italian Lira), depending on the number of projects that are ultimately developed. As of March 2000, payments included $8 million towards the purchase price and $14 million in equity contributions.

Results of Operations
---------------------

Operating Revenues

     Operating revenues increased $468.9 million for the first quarter of 2000, compared with the first quarter of 1999. The increase resulted from electric revenues from the Ferrybridge and Fiddler's Ferry plants acquired in July 1999, the generating assets acquired from Commonwealth Edison (Illinois Plants) in December 1999, the Homer City plant acquired in March 1999 and the start of commercial operation of the Doga project in May 1999. Equity in income from energy projects decreased during the first quarter of 2000, compared with the same prior year period. This decrease was primarily the result of higher revenues in the first quarter of 1999, first, from several cogeneration projects as the result of a final settlement on energy prices tied to short-run avoided cost with the applicable public utilities and, second, from one cogeneration project as the result of a gain on termination of a power sales agreement.

     Due to warmer weather during the summer months, electric revenues generated from the Homer City plant and the Illinois Plants are usually higher during the third quarter of each year. In addition, our third quarter revenues from energy projects are materially higher than other quarters of the year due to a significant number of our domestic energy projects located on the West Coast, which have power sales contracts that provide for higher payments during the summer months. The First Hydro plant and Ferrybridge and Fiddler's Ferry plants provide for higher electric revenues during the winter months.

Operating Expenses

     Operating expenses increased $453.8 million for the first quarter of 2000, compared with the same prior year period. The increase was due primarily to higher fuel, plant operations and depreciation and amortization expenses as a result of there being no comparable first quarter 1999 expenses for the Ferrybridge and Fiddler's Ferry plants, the Illinois Plants and the Homer City plant or for the Doga project, the first three having been acquired and the latter commencing commercial operation in May 1999.

Operating Income

     Operating income increased $15.1 million for the first quarter of 2000, compared with the same prior year period. The increase was due to operating income from Ferrybridge and Fiddler's Ferry plants and the Homer City plant partially offset by losses from the Illinois Plants and lower equity in income from energy projects discussed above. The operating income from Ferrybridge and Fiddler's Ferry, which is expected to be higher during the winter months, was adversely affected by lower energy prices during the first quarter in 2000 due to warmer than average weather and regulatory uncertainty regarding planned changes in the electricity trading arrangements. Operating losses from the Illinois Plants were due primarily to lower non-summer electricity prices under the power purchase agreement with Commonwealth Edison and lower non-summer generation.

Other Income (Expense)

     Interest expense increased $128.5 million for the first quarter of 2000, compared with the first quarter of 1999. The increase was primarily the result of additional debt financing associated with the acquisition of the Illinois Plants, the Ferrybridge and Fiddler's Ferry plants and the Homer City plant.

Provision (Benefit) for Income Taxes

     During the first quarter of 2000, we recorded an income tax benefit based on projected income for the year and benefits under the tax sharing agreement. The annual effective tax rate for the first quarter of 1999 was 22%. The annual effective tax rate in 1999 was below the Federal statutory rate of 35% due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different tax jurisdictions. The annual effective tax rate for the first quarter of 2000 was 33%. The annual effective tax rate is expected to increase from the prior year due to lower foreign income tax benefits from 1999 and higher state income taxes due to the Homer City plant and Illinois Plants.

     We are, and may in the future be, under examination by tax authorities in varying tax jurisdictions with respect to positions we take in connection with the filing of our tax returns. Matters raised upon audit may involve substantial amounts, which, if resolved unfavorably, an event not currently anticipated, could possibly be material. However, in our opinion, it is unlikely that the resolution of any such matters will have a material adverse effect upon our financial condition or results of operations.

Cumulative Effect of Change in Accounting Principle

     Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the U.S. Securities and Exchange Commission ("SEC") issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2000. Due to the position taken by the SEC Staff, we decided voluntarily to change our accounting policy so as to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which became effective in January 1999. The Statement requires that certain costs related to start-up activities be expensed as incurred and that certain previously capitalized costs be expensed and reported as a cumulative change in accounting principle. The impact of adopting SOP 98-5 on our net income in 1999 was an expense of $13.8 million, after-tax.

Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 2000, net cash provided by operating activities decreased to $32.4 million from $59.1 million for the same period in 1999. The 2000 decrease primarily reflects the decrease in net income, higher working capital requirements and payments of accrued incentive compensation.

     Net cash provided by financing activities totaled $363.2 million during the first quarter of 2000, compared to $1,708.8 million in 1999 for the same period. The decrease is primarily due to the 1999 Edison Mission Energy Holding Co., parent company of Homer City, borrowing of $800 million, our financing of $700 million, and borrowing on the corporate revolver of $220 million, the proceeds of which were used to purchase the Homer City plant. In February 2000, Edison Mission Midwest Holdings Co. issued $1.7 billion of commercial paper under its credit facility and repaid a similar amount of outstanding bank borrowings for the Illinois Plants. In January 2000, one of our foreign subsidiaries borrowed $242.7 million from Edison Capital, an indirect affiliate. In February 2000, a dividend of $22 million was paid to Edison International, our parent company. As of March 31, 2000, we had recourse debt of $2.8 billion, with an additional $6.3 billion of non-recourse debt (debt which is recourse to specific assets or subsidiaries) on our consolidated balance sheet.

     Net cash used in investing activities decreased to $100.6 million for the three months ended March 31, 2000 from $1,834.1 million for the three months ended March 31, 1999. The decrease is primarily due to the $1.8 billion purchase of Homer City in March 1999. In March 2000, $21.7 million was paid towards the purchase price and contributions for the Italian Wind Projects. We invested $65.2 million and $27.5 million, respectively in the first quarter of 2000 and 1999, in new plant equipment principally related to the Homer City plant and Illinois Plants in 2000 and Doga in 1999.

     Capital expenditures, including environmental expenditures disclosed under the caption "Environmental Matters or Regulation," in 2000 are expected to approximate $308 million. In addition, we have entered into a reservation agreement with an turbine equipment manufacture to obtain the right to purchase nine turbines at specified delivery dates in 2002 and 2003. We plan to use this equipment in connection with expansion of our gas-fired generation projects in the United States.

      At March 31, 2000, we had cash and cash equivalents of $684.2 million and had available $74 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001 and $5 million of borrowing capacity under a $700 million commercial paper facility that expires in 2000. The borrowing capacity under the revolving credit facility may be reduced by borrowings for firm commitments to contribute project equity and to fund capital expenditures and construction costs of its project facilities.

Firm Commitment for Asset Purchase

Project                              Local Currency         U.S. ($ in millions)
-------                              --------------         --------------------
Italian Wind Projects (i)       74 billion Italian Lira           $    37

(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity

Projects                            Local Currency          U.S. ($ in millions)
--------                            --------------          --------------------
ISAB (i)                        244 billion Italian Lira            $  121
EcoElectrica (ii)                                                       34
Tri Energy (iii)                                                        25
Italian Wind Projects (iv)        6 billion Italian Lira                 3

 (i) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Equity is scheduled to be contributed in June 2000.

 (ii) EcoElectrica is a 540-MW liquefied natural gas combined cycle cogeneration facility in Penuelas, Puerto Rico. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Commercial operations commenced in March 2000. Equity was contributed in April 2000.

 (iii) Tri Energy is a 700-MW gas-fired power plant under construction in Ratchaburi Province, Thailand. A wholly owned subsidiary of Edison Mission Energy owns a 25% interest. Equity will be contributed at commercial operation, which is currently scheduled for mid-2000.

 (iv) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

     Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                          U.S. ($ in millions)
--------                                          --------------------
Paiton (i)                                              $  76
Tri Energy (ii)                                            20
All Other                                                  27

(i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. In any and all circumstances, our obligation to contribute contingent equity will not exceed $141 million, of which $65 million has been contributed as of March 31, 2000.

     As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made the fixed monthly payments for the months of March and April, and has paid for energy delivered in the month of March. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the Power Purchase Agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

     In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton Energy debt documents related to the authorized usage of the monies during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of contingent equity can be used for this purpose. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $32 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $76 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of March 31, 2000, Paiton Energy's shareholders have contributed to Paiton $138 million of contingent equity, of which our share is $65 million.

     The contractor for the Paiton project and Paiton Energy reached a global settlement in principal, the terms of which are being finalized. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the Lender approval can be obtained. As noted, the shareholders' obligation to contribute contingent equity to Paiton Energy to enable it to pay the contractor for the finally agreed amount is limited to $30 million. Paiton Energy's obligations to the contractor exceed this amount. The shortfall will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

     Our contingent equity obligations for the Paiton project are to be cancelled, if unused, as of the later of the date of term financing by the Export-Import Bank of the United States and August 1, 2000. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The Export-Import Bank of the United States agreed to extend the term financing commitment through December 31, 2000 and has determined that the project will need to meet additional terms and conditions for take-out of the construction lenders. Paiton Energy and its lenders are in discussions with regard to the extension of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN.

(ii) Contingent obligations to contribute additional equity to the project relate specifically to an agreement between EME and Banpu Public Company (a project shareholder) to provide certain back-up equity assurances to the project's lenders should Banpu be unable to fund the full portion of its equity when due. At present, we do not anticipate a requirement to fund this additional equity.

     Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

Subsidiary Indemnification Agreements

     Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of March 31, 2000, if payment were required, would be $271 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

     Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $453 million investment at March 31, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, The Export-Import Bank of Japan, the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton Energy. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

     In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. An invoice for these charges for May 1999 in the amount of $7.8 million was submitted to PLN. The project and PLN met to review the invoice and a partial payment of $2.5 million was subsequently received. The primary reason for the payment shortage was the use of an arbitrary Indonesian Rupiah/U.S. dollar exchange rate of 2,450 Indonesian Rupiah to one U.S. dollar by PLN. The use of this exchange rate is not in agreement with the power purchase agreement, but is the exchange rate on which PLN payments to other independent power producers in Indonesia were then being based. Additional invoices for capacity charges and fixed operating costs in an aggregate amount of $312 million were later submitted to PLN. PLN has yet to make any payments in respect of such latter invoices. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

     On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, the first two payments of which were received totaling $15 million, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. PLN and Paiton Energy have agreed that negotiations on a long-term restructuring of the tariff will begin in May 2000. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At March 31, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Interest rate changes affect the cost of capital needed to finance the construction and operation of our projects. We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for a number of our project financings. Interest expense included $5.1 million and $6.2 million of additional interest expense for the three months ended March 31, 2000 and 1999, respectively, as a result of interest rate hedging mechanisms. We have entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

Commodity Price Risk

     Electric power generated at our uncontracted plants is generally sold under bilateral arrangements with utilities and power marketers under short-term contracts with terms of two years or less, or in the case of the Homer City plant, to the Pennsylvania-New Jersey-Maryland power market (PJM) or the New York independent system operator (NYISO). We hedge a portion of the electric output of our merchant plants, whose output is not committed to be sold under long term contracts, in order to lock in desirable outcomes. When appropriate, we manage the "spark spread" or margin, which is the spread between electric prices and fuel prices, and use forward contracts, swaps, futures, or options contracts to achieve those objectives.

     Our plants in the United Kingdom (UK) sell their electrical energy and capacity through a centralized electricity pool, which establishes a half-hourly clearing price, also referred to as the pool price, for electrical energy. The pool price is extremely volatile and can vary by as much as a factor of ten or more over the course of a few hours, due to the large differentials in demand according to the time of day. The First Hydro and Ferrybridge and Fiddler's Ferry plants mitigate a portion of the market risk of the pool by entering into contracts for differences, which are electricity rate swap agreements, related to either the selling or purchasing price of power. These contracts specify a price at which the electricity will be traded, and the parties to the agreement make payments calculated based on the difference between the price in the contract and the pool price for the element of power under contract. These contracts are sold in various structures and act to stabilize revenues or purchasing costs by removing an element of their net exposure to pool price volatility.

     In July 1998, the UK Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts for differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. The UK Government accepted the proposals in October 1998 subject to certain reservations. Following this, further proposals were published by the Regulator in July and October 1999. The proposals include, among other things, the establishment of voluntary long-term forwards and futures markets, organized by independent market operators and evolving in response to demand; voluntary short-term power exchanges operating from 24 to 4-hours before a trading period; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by the end of October 2000. It is difficult at this stage to evaluate the future impact of the proposals. However, a key feature of the new trading arrangements is to move to firm physical delivery which means that a generator must deliver, and a consumer take delivery, against their contracted positions or face the uncertain consequences of the system operator buying or selling in the balancing market, on their behalf, and passing the costs back to them. A consequence of this will be to increase greatly the motivation of parties to contract in advance. Recent experience has been that this has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, published on January 20, 2000, is being introduced to allow for the implementation of new trading arrangements and the necessary amendments to generators' licenses. A warmer than average winter, the entry of new operations into the generation market, the introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed "good behavior" clause, discussed below, contributed to a drop in electricity market prices in the first quarter of 2000 and have depressed forward prices for winter 2000/2001. As a result of these events, we expect lower than anticipated revenue from our Ferrybridge and Fiddler's Ferry plants.

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

      Electric power generated at the Illinois Plants is sold under power purchase agreements with Commonwealth Edison, in which Commonwealth Edison will purchase capacity and have the right to purchase energy generated by the Illinois Plants. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. Commonwealth Edison will be obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by Commonwealth Edison. The capacity payment will provide the Illinois Plants revenue for fixed charges, and the energy payment will compensate the Illinois Plants for variable costs of production. If Commonwealth Edison does not fully dispatch the plants under contract, the Illinois Plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

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

      Our electric revenues were increased by $36.6 million and $22.1 million for the three months ended March 31, 2000 and 1999, respectively as a result of electricity rate swap agreements and other hedging mechanisms. An electricity rate swap agreement is an exchange of a fixed price of electricity for a floating price. As a seller of power, we receive the fixed price in exchange for a floating price, like the index price associated with electricity pools.

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

Other

      The electric power generated by some of our domestic operating projects, excluding the Homer City plant and the Illinois Plants, is sold to electric utilities under long-term (typically with terms of 15 to 30-years) power purchase agreements and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, we structure our long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and enter into long-term fuel supply and transportation agreements. The degree of linkage between these revenues and expenses varies from project to project, but generally permits the projects to operate profitably under a wide array of potential price fluctuation scenarios.

ENVIRONMENTAL MATTERS OR REGULATIONS
------------------------------------

     We are subject to environmental regulation by federal, state, and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations.

     We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we spent $77 million in 1999 and expect to spend approximately $139 million for 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we plan to upgrade the environmental controls at the Illinois Plants to control nitrogen oxide emissions and expect to spend approximately $54 million, $45 million and $80 million for 2000, 2001 and 2002, respectively. In addition, at the Ferrybridge and Fiddler's Ferry plants, we expect to incur environmental costs arising from plant modification, totaling approximately $320 million for the 2000-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------

          10.76 Agreement among Edward R. Muller, Edison International and Edison Mission Energy concerning the terms of Mr. Muller's employment separation

          10.77 Agreement By and Between S. Linn Williams and Edison Mission Energy dated February 5, 2000

          10.78 Form of Agreement for 2000 Employee Awards under the Equity Compensation Plan

          10.79 Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer

          10.80 Shareholder Interest Purchase Agreement dated 3 March 2000 between MEC International B.V. and UPC International Partnership CV II

          18.1 Preferability Letter Regarding Change in Accounting Principle for Major Maintenance Costs

          27             Financial Data Schedule


(b)  Reports on Form 8-K

     The registrant filed the following report on Form 8-K/A during the quarter ended March 31, 2000.

     Date of Report                 Date Filed                 Item Reported
     --------------                 ----------                 -------------
     July 17, 1999                  February 8, 2000                7

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Edison Mission Energy
                                                      --------------------------
                                                             (Registrant)

Date: May 12, 2000                                    /s/ KEVIN M. SMITH
------------------                                    --------------------------
                                                            KEVIN M. SMITH
                                                      Senior Vice President and
                                                       Chief Financial Officer