Form 10-K/A
period 1999-12-31
EDISON MISSION ENERGY
filed 2000-06-12
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     8-1/2% Cumulative Monthly
     Income Preferred Securities, Series B*      New York Stock Exchange
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
       subject to such filing requirements for the past 90 days. YES X   NO ___
                                                                    ---

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

                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----

                                    PART I

 1.  Business.............................................................   1

 2.  Properties...........................................................  27

 3.  Legal Proceedings....................................................  28

 4.  Submission of Matters to a Vote of Security Holders..................  29

                                    PART II

 5.  Market for Registrant's Common Equity and Related Shareholder Matters  30

 6.  Selected Financial Data..............................................  33

 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  34

 7a. Quantitative and Qualitative Disclosures About Market Risk             52

 8.  Financial Statements and Supplementary Data..........................  52

 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................  52

                                   PART III

10.  Directors and Executive Officers of the Registrant...................  99

11.  Executive Compensation............................................... 102

12.  Security Ownership of Certain Beneficial Owners and Management....... 112

13.  Certain Relationships and Related Transactions....................... 113

                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 114

     Signatures........................................................... 138

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

   We are incorporated under the laws of the State of California. Our headquarters and principal executive offices are located at 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612, and our telephone number is (949) 752-5588. Unless indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K/A are with respect to Edison Mission Energy and its consolidated subsidiaries and the partnerships or limited liability entities through which Edison Mission Energy and its partners own and manage their project investments.

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

   In February 1995, we signed a shareholders' agreement to develop the $180 million Doga Enerji A.S. project in Esenyurt, near Istanbul, Turkey, in which we would own 80%. In April 1997, we completed financing and commenced construction of the Doga project. The 180 MW combined cycle gas-fired cogeneration facility commenced commercial operation in May 1999.

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

Permits and Approvals

   Because the process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy, often taking a year or longer, we seek to obtain all permits, licenses and other approvals required for the construction and operation of the project, including siting, construction and environmental permits, rights-of-way and planning approvals early in the development process for a project. See "Regulatory Matters--General".

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

Description of Domestic Operating Projects

     We have ownership interests in the following domestic operating projects:

                                              Electric                                                                Operation/
                                              Capacity      Primary Electric                              Ownership   Acquisition
   Project                  Location          (in MW)        Purchaser/(3)/        Type of Facility/(4)/  Interest      Date
   -------                  --------          -------        ------------          ---------------------  --------      ----
   American Bituminous/(1)/ West Virginia        80              MPC               Waste Coal                50%          1993

   Auburndale/(1)/          Florida             150              FPC               Cogeneration/EWG          50%          1994

   Bayonne                  New Jersey          165        JCP&L/PSE&G             Cogeneration            0.38%          1989

   Brooklyn Navy Yard       New York            286              CE                Cogeneration/EWG          50%          1996

   Coalinga/(1)/            California           38             PG&E               Cogeneration              50%          1991

   Commonwealth Atlantic    Virginia            340            VEPCO               EWG                       50%          1992

   Gordonsville/(1)/        Virginia            240            VEPCO               Cogeneration/EWG          50%          1994

   Harbor/(6)/              California           80            Pool                EWG                       30%          1989

   Homer City/(2)/          Pennsylvania      1,884            Pool                EWG                      100%          1999

   Hopewell                 Virginia            356            VEPCO               Cogeneration              25%          1990

   Illinois Plants/(2)/     Illinois          9,510            ComEd               EWG                      100%/(5)/     1999
   (12 projects)

   James River              Virginia            110            VEPCO               Cogeneration              50%          1987

   Kern River/(1)/          California          300             SCE                Cogeneration              50%          1985

   March Point 1            Washington           80             PSE                Cogeneration              50%          1991

   March Point 2            Washington           60             PSE                Cogeneration              50%          1993

   Mid-Set/(1)/             California           38            PG&E                Cogeneration              50%          1989

   Midway-Sunset/(1)/       California          225             SCE                Cogeneration              50%          1989

   Nevada Sun-Peak          Nevada              210             SPR                EWG                       50%          1991

   Saguaro/(1)/             Nevada               90             SPR                Cogeneration              50%          1991

   Salinas River/(1)/       California           38            PG&E                Cogeneration              50%          1991

   Sargent Canyon/(1)/      California           38            PG&E                Cogeneration              50%          1991

   Sycamore/(1)/            California          300             SCE                Cogeneration              50%          1988

   Watson                   California          385             SCE                Cogeneration              49%          1988

   (1) Operated by Edison Mission Operation & Maintenance, an indirect, wholly owned affiliate of Edison Mission Energy.
   (2) Operated by Midwest Generation, LLC, an indirect, wholly owned affiliate of Edison Mission Energy.
   (3) Electric purchaser abbreviations are as follows:
        CE     Consolidated Edison Company of New    PG&E   Pacific Gas &
               York, Inc.                                    Electric Company
        ComEd  Commonwealth Edison Company           PSE    Puget Sound
                                                             Energy, Inc.
        FPC    Florida Power Corporation             PSE&G  Public Service
                                                             Electric & Gas
                                                             Company
        JCP&L  Jersey Central Power & Light Company  SCE    Southern California
                                                             Edison Company
        MPC    Monongahela Power Company             SPR    Sierra Pacific
                                                             Resources
        Pool   Regional electricity trading market   VEPCO  Virginia Electric
                                                              & Power Company
   (4) All of the cogeneration projects are gas-fired facilities, except for the James River project, which uses coal. All of the exempt wholesale generator (EWG) projects are gas-fired facilities, except for the Homer City plant and six of the Illinois Plants, which use coal.
   (5) We own 6,812 MW of the Illinois Plants and lease the remaining 2,698 MW under a 33.75 year lease entered into by us in December 1999.
   (6) Operation of the plant ceased in September 1999 resulting from the termination of the power sales agreement.

International Overview

     We own interests in 38 operating projects outside the United States. The total generating capacity of these facilities is 11,646 MW, of which our net ownership share is 9,048 MW.

Description of International Operating Projects

     We have ownership interests in the following international operating projects:

                                                                  Electric                                    Operation/
                                                                  Capacity   Primary Electric    Ownership   Acquisition
     Project                                  Location            (in MW)     Purchaser/(2)/      Interest      Date
     -------                                  --------            --------   ----------------    ---------   -----------
     Contact (10 projects)                    New Zealand/(6)/     2,626          Pool             40%       1999, 2000

     Derwent/(1)/                             England                214        SE/(3)/            33%             1995

     Dinorwig/(1)/                            Wales                1,728          Pool            100%             1995

     Doga/(1)/                                Turkey                 180          TEAS             80%             1999

     Ferrybridge/(1)/                         England              1,960          Pool            100%             1999

     Ffestiniog/(1)/                          Wales                  360          Pool            100%             1995

     Fiddler's Ferry/(1)/                     England              1,926          Pool            100%             1999

     Iberian Hy-Power I/(1)/ (5 projects)     Spain                   43         FECSA            100%/(7)/  1992, 1996

     Iberian Hy-Power II/(1)/ (13 projects)   Spain                   43         FECSA            100%       1993, 1996

     Kwinana/(1)/                             Australia              116           WP             100%             1996

     Loy Yang B /(1)/                         Australia            1,000       Pool/(4)/          100%       1993, 1996
                                                                                                                1997

     Paiton/(1)/                              Indonesia            1,230          PLN              40%             1999

     Roosecote                                England                220      NORWEB/(5)/         100%       1992, 1999


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

Description of Properties


                    Business                                         Interest
Plant or Project    Segment        Location                          In Land           Plant Description
----------------    -------        --------                          --------          -----------------
Brooklyn Navy Yard  Americas       Brooklyn, New York                Leased            Natural gas-turbine cogeneration facility

EcoElectrica        Americas       Penuelas, Puerto Rico             Owned             Liquefied natural gas cogeneration facility

Ferrybridge         Europe         Knottingley, West Yorkshire, UK   Leased            Coal-fired generation facility

Fiddler's Ferry     Europe         Warrington, Cheshire, UK          Leased            Coal-fired generation facility

First Hydro         Europe         Dinorwig, Wales                   Owned             Pumped-storage electric power facility

First Hydro         Europe         Ffestiniog, Wales                 Owned             Pumped-storage electric power facility

Homer City          Americas       Pittsburgh, Pennsylvania          Owned             Coal-fired generation facility

Gordonsville        Americas       Gordonsville, Virginia            Leased            Natural gas-turbine cogeneration facility

Illinois Plants     Americas       Northeast Illinois                Owned/            Coal, oil/gas-fired generation facilities
                                                                     Leased

James River         Americas       Hopewell, Virginia                Leased            Coal-fired generation facility

Kern River          Americas       Oildale, California               Leased            Natural gas-turbine cogeneration facility

Kwinana             Asia Pacific   Perth, Australia                  Leased            Natural gas-turbine cogeneration facility

Loy Yang B          Asia Pacific   Victoria, Australia               Owned             Coal-fired generation facility

March Point 1 & 2   Americas       Anacortes, Washington             Leased            Natural gas-turbine cogeneration facility

Midway-Sunset       Americas       Fellows, California               Leased            Natural gas-turbine cogeneration facility

Paiton              Asia Pacific   East Java, Indonesia              Leased            Coal-fired generation facility

Roosecote           Europe         Barrow-in-Furness, Cumbria, UK    Owned             Combined cycle generation technology

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

     P. T. Perusahaan Listrik Negara  - One of our subsidiaries, MEC Indonesia,
     --------------------------------
B.V., owns a 40% interest in P. T. Paiton Energy, formerly known as Paiton Energy Company, an Indonesian limited liability company. Paiton Energy constructed a 1,230-MW coal-fired power project in East Java, Indonesia. The Paiton project has achieved commercial operation. In 1994, Paiton Energy entered into a Power Purchase Agreement with Indonesia's state-owned electricity company, P. T. Perusahaan Listrik Negara, pursuant to which PT Perusahaan is obligated to purchase the capacity and energy of the Paiton project.

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


                                                    EDISON MISSION ENERGY
                                           PREFERRED STOCK REDEMPTION REQUIREMENTS

                                                2000           2001              2002              2003            2004
                                            -----------     ------------     ------------     -------------    -------------
Edison Mission Energy Taupo
  Limited Class A Redeemable
  Preferred Shares                          $         0     $          0     $          0      $ 83,536,000    $           0

Edison Mission Energy Taupo
  Limited Retail Redeemable
  Preference Shares                                   0       33,483,317       22,227,885        69,592,798                0
                                            -----------     ------------     ------------     -------------    -------------

Total                                       $         0     $ 33,483,317     $ 22,227,885     $ 153,128,798    $           0
                                            ===========     ============     ============     =============    =============

ITEM 6.  SELECTED FINANCIAL DATA



  (in millions)                                                Years Ended December 31,
                                            -----------------------------------------------------------------
                                                 1999          1998         1997         1996         1995
                                            --------------  -----------  -----------  -----------  ----------
INCOME STATEMENT DATA
Operating revenues                               $1,642.4      $ 893.8      $ 975.0      $ 843.6      $467.3
Operating expenses                                1,209.5        543.3        581.1        476.5       264.0
                                                 --------      -------      -------      -------      ------
Income from operations                              432.9        350.5        393.9        367.1       203.3
Interest expense                                   (375.5)      (196.1)      (223.5)      (164.2)      (93.1)
Interest and other income                            49.3         50.9         53.9         40.7        33.1
Minority interest                                    (3.0)        (2.8)       (38.8)       (69.5)      (48.3)
                                                 --------      -------      -------      -------      ------
Income before income taxes                          103.7        202.5        185.5        174.1        95.0
Provision (benefit) for income taxes                (40.4)        70.4         57.4         82.0        31.0
                                                 --------      -------      -------      -------      ------
Income before accounting change and
 extraordinary loss                                 144.1        132.1        128.1         92.1        64.0
Cumulative effect on prior years of
 change in accounting for start-up costs,
 net of tax                                         (13.8)          --           --           --          --
Extraordinary loss on early
 extinguishment of debt,
  net of income tax benefit                            --           --        (13.1)          --          --
                                                 --------      -------      -------      -------      ------
Net income                                       $  130.3      $ 132.1      $ 115.0      $  92.1      $ 64.0
                                                 ========      =======      =======      =======      ======

 (in millions)                                                                   December 31,
                                                          -------------------------------------------------
                                                            1999       1998      1997      1996      1995
                                                          ---------  --------  --------  --------  --------
BALANCE SHEET DATA
Assets                                                    $15,534.2  $5,158.1  $4,985.1  $5,152.5  $4,374.0
Current liabilities                                         1,772.8     358.7     339.8     270.9     199.8
Long-term obligations                                       7,439.3   2,396.4   2,532.1   2,419.9   1,839.0
Preferred securities of subsidiaries                          476.9     150.0     150.0     150.0     150.0
Shareholder's equity                                        3,068.5     957.6     826.6   1,019.9   1,028.5

(in millions)                                                          Years Ended December 31,
                                                          -------------------------------------------------
                                                             1999       1998      1997      1996      1995
                                                          ---------  --------  --------  --------  --------
CASH FLOW DATA
Cash provided by operating activities                     $  417.2   $266.6   $259.5   $294.5  $  149.9
Cash provided by financing activities                      8,363.5     17.9     55.4    184.9   1,115.2
Cash used in investing activities                          8,837.8    408.2     91.4    246.3   1,191.3

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

   Administrative and general expenses increased in 1999 primarily due to higher compensation expense for charges related to our phantom stock plan. Administration and general expenses decreased slightly in 1998 as a result of lower compensation expense for charges related to our phantom stock plan, partially offset by higher project development costs. Compensation expense recorded with respect to our phantom stock plan was $136.3 million, $39 million and $70 million in 1999, 1998 and 1997, respectively. The increase in compensation expense was higher in 1999 than 1998 primarily due to the impact from the 1999 acquisitions of the Illinois Plants, the Ferrybridge and Fiddler's Ferry plants, the Homer City plant and a 40% interest in Contact Energy.

   Edison International has elected to not issue additional phantom options after 1999. Edison International and Edison Mission Energy have been considering an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors have concluded in April 2000 that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it was not advisable to make such an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. Management is now considering the advisability of a revised exchange offer; although no decision has been made regarding whether, or in what form, a revised exchange offer will be recommended. The Compensation and Executive Personnel Committee, the Edison International Board of Directors and management are also developing methods to be used for valuing the 1999 merchant plant acquisitions for purposes of phantom option exercises and working on resolving other matters relating to the phantom options (including finalizing the valuation of the project portfolio at December 31, 1999). Upon resolution of the matters noted above, any adjustments which may be required to the accrued incentive liability will be recorded at that time.

Other Income (Expense)

  Interest and other income decreased $8.1 million in 1999 compared to 1998, and increased $22.5 million in 1998 compared to 1997. The 1999 decrease was primarily due to lower interest income as a result of lower cash balances. The 1998 increase resulted primarily from interest earned on higher cash balances.

   During the fourth quarter of 1999, we completed the sale of 31.5% of our 50.1% interest in Four Star Oil & Gas for $34.2 million in cash and 50% interest in the acquirer, Four Star Holdings. Four Star Holdings financed the purchase of the interest in Four Star Oil & Gas from $27.5 million in loans from affiliates, including $13.7 million from Edison Mission Energy, and $13.7 million from cash on hand. Upon completion of the sale, we continue to own an 18.6% direct interest in Four Star Oil & Gas and an indirect interest of 15.75% which is held through Four Star Holdings. As a result of this transaction, our total interest in Four Star Oil & Gas has decreased from 50.1% to 34.35%. Cash proceeds from the sale were $34.2 million ($20.5 million net of the loan to Four Star Holdings). The gain on the sale of the 31.5% interest in Four Star Oil & Gas was $11.5 million of which we deferred 50%, or $5.6 million, due to our equity interest in Four Star Holdings. The after tax gain on the sale was approximately $30 million.

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



                                    Arthur Andersen LLP



Orange County, California
March 28, 2000

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)


                                                                Years Ended December 31,
                                                   -------------------------------------------------
                                                        1999             1998             1997
                                                   ---------------  ---------------  ---------------
Operating Revenues
   Electric revenues                                   $1,360,039        $ 664,055        $ 744,675
   Equity in income from energy projects                  218,058          171,819          151,306
   Equity in income from oil and gas investments           26,286           17,613           38,079
   Operation and maintenance services                      37,969           40,293           40,931
                                                       ----------        ---------        ---------
      Total operating revenues                          1,642,352          893,780          974,991
                                                       ----------        ---------        ---------

Operating Expenses
   Fuel                                                   449,137          176,954          192,325
   Plant operations                                       291,463          127,711          132,079
   Operation and maintenance services                      27,501           28,386           29,314
   Depreciation and amortization                          190,219           87,339          102,794
   Administrative and general                             251,165          122,925          124,576
                                                       ----------        ---------        ---------
      Total operating expenses                          1,209,485          543,315          581,088
                                                       ----------        ---------        ---------
   Income from operations                                 432,867          350,465          393,903
                                                       ----------        ---------        ---------

Other Income (Expense)
   Interest and other income                               41,694           49,785           27,306
   Gain on sale of assets                                   7,627            1,148           26,642
   Interest expense                                      (353,154)        (182,901)        (210,311)
   Dividends on preferred securities                      (22,375)         (13,149)         (13,167)
   Minority interest                                       (2,954)          (2,769)         (38,858)
                                                       ----------        ---------        ---------
      Total other income (expense)                       (329,162)        (147,886)        (208,388)
                                                       ----------        ---------        ---------

   Income before income taxes                             103,705          202,579          185,515
   Provision (benefit) for income taxes                   (40,412)          70,445           57,363
                                                       ----------        ---------        ---------

Income Before Accounting Change and
 Extraordinary Loss                                       144,117          132,134          128,152
                                                       ----------        ---------        ---------

 Cumulative effect on prior years of change in
   accounting for start-up costs, net of tax              (13,840)              --               --

Extraordinary loss on early extinguishment
   of debt, net of income tax benefit                          --               --          (13,126)
                                                       ----------        ---------        ---------
Net Income                                             $  130,277        $ 132,134        $ 115,026
                                                       ==========        =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                      December 31,
                                                            ------------------------------------
                                                               1999                  1998
                                                            ------------         ---------------
Assets

Current Assets
    Cash and cash equivalents                               $    398,695         $       459,178
    Accounts receivable - trade, net of allowance:               254,538                  74,403
      1999, $1,126; 1998, $0
    Accounts receivable - affiliates                               9,597                  13,871
    Inventory                                                    258,864                  13,000
    Prepaid expenses and other                                    35,665                  46,864
                                                            ------------         ---------------
      Total current assets                                       957,359                 607,316
                                                            ------------         ---------------

Investments
    Energy projects                                            1,891,703               1,163,597
    Oil and gas                                                   49,173                  62,949
                                                            ------------         ---------------
      Total investments                                        1,940,876               1,226,546
                                                            ------------         ---------------

Property, Plant and Equipment                                 12,533,413               3,125,747
    Less accumulated depreciation and amortization               411,079                 250,934
                                                            ------------         ---------------
      Net property, plant and equipment                       12,122,334               2,874,813
                                                            ------------         ---------------


Other Assets
    Goodwill                                                     290,695                 308,051
    Deferred financing costs                                     133,948                  39,452
    Restricted cash and other                                     89,009                 101,938
                                                            ------------         ---------------
      Total other assets                                         513,652                 449,441
                                                            ------------         ---------------

Total Assets                                                $ 15,534,221          $    5,158,116
                                                            ============         ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             December 31,
                                                               ----------------------------------------
                                                                      1999                 1998
                                                               -------------------  -------------------
Liabilities and Shareholder's Equity

Current Liabilities
 Accounts payable - affiliates                                 $             7,772  $             8,339
 Accounts payable and accrued liabilities                                  328,057               99,062
 Interest payable                                                           89,272               56,708
 Short-term obligations                                                  1,122,067                   --
 Current maturities of long-term obligations                               225,679              194,586
                                                               -------------------  -------------------
    Total current liabilities                                            1,772,847              358,695
                                                               -------------------  -------------------

Long-Term Obligations Net of Current Maturities                          7,439,308            2,396,360
                                                               -------------------  -------------------

Long-Term Deferred Liabilities
 Deferred taxes and tax credits                                          1,520,490              613,009
 Deferred revenue                                                          534,531              490,471
 Accrued incentive compensation                                            253,513              118,652
 Other                                                                     468,161               73,369
                                                               -------------------  -------------------
    Total long-term deferred liabilities                                 2,776,695            1,295,501
                                                               -------------------  -------------------

Total Liabilities                                                       11,988,850            4,050,556
                                                               -------------------  -------------------

Preferred Securities of Subsidiaries
 Company-obligated mandatorily redeemable
   security of partnership holding solely
   parent debentures                                                       150,000              150,000
  Subject to mandatory redemption                                          208,840                   --
  Not subject to mandatory redemption                                      118,054                   --
                                                               -------------------  -------------------
    Total preferred securities of subsidiaries                             476,894              150,000
                                                               -------------------  -------------------

Commitments and Contingencies
 (Notes 7, 12 and 13)

Shareholder's Equity
 Common stock, no par value; 10,000 shares
   authorized; 100 shares issued and outstanding                            64,130               64,130
 Additional paid-in capital                                              2,629,406              629,406
 Retained earnings                                                         364,434              234,345
 Accumulated other comprehensive income                                     10,507               29,679
                                                               -------------------  -------------------

Total Shareholder's Equity                                               3,068,477              957,560
                                                               -------------------  -------------------

Total Liabilities and Shareholder's Equity                     $        15,534,221  $         5,158,116
                                                               ===================  ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (In thousands)


                                                                             Accumulated
                                                   Additional                   Other
                                         Common     Paid-in      Retained   Comprehensive     Comprehensive   Shareholder's
                                         Stock      Capital      Earnings       Income            Income          Equity
                                        --------  -----------   ---------   -------------     -------------   -------------
Balance at December 31, 1996             $64,130  $   629,289   $ 262,594        $ 63,892                        $1,019,905
Comprehensive income
   Net income                                                     115,026                          $115,026         115,026
   Other comprehensive income
    Foreign currency translation
     adjustment net of income tax
     benefit of $3,933                                                            (33,446)          (33,446)        (33,446)
                                                                                                   --------
   Total Comprehensive income                                                                        81,580
Cash dividends to parent                                         (197,000)                                         (197,000)
Non-cash dividend                                                 (78,000)                                          (78,000)
Non-cash contribution                                     117                                                           117
                                        --------  -----------   ---------        --------                        ----------

Balance at December 31, 1997              64,130      629,406     102,620          30,446                           826,602
Comprehensive income
   Net income                                                     132,134                           132,134         132,134
   Other comprehensive income
    Foreign currency translation
     adjustment net of income tax
     provision of $52                                                                (767)             (767)           (767)
                                                                                                   --------
   Total Comprehensive income                                                                       131,367
Stock option price appreciation
 on options exercised                                                (409)                                             (409)
                                        --------  -----------   ---------        --------                        ----------

Balance at December 31, 1998              64,130      629,406     234,345          29,679                           957,560
Comprehensive income
   Net income                                                     130,277                           130,277         130,277
   Other comprehensive income
    Foreign currency translation
     adjustment net of income tax
     provision of $1,678                                                          (19,172)          (19,172)        (19,172)
                                                                                                   --------
   Total Comprehensive income                                                                      $111,105
                                                                                                   ========
Contributions                                       2,000,000                                                     2,000,000
Stock option price appreciation
 on options exercised                                                (188)                                             (188)
                                        --------  -----------   ---------        --------                        ----------

Balance at December 31, 1999             $64,130  $ 2,629,406   $ 364,434        $ 10,507                        $3,068,477
                                        ========  ============  =========        ========                        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                Years Ended December 31,
                                                                          -------------------------------------
                                                                              1999         1998        1997
                                                                          -----------   ----------  -----------
Cash Flows From Operating Activities
     Net income                                                           $   130,277   $ 132,134   $  115,026
     Adjustments to reconcile net income to net cash provided by operating activities
        Equity in income from energy projects                                (218,058)   (171,819)    (151,306)
        Equity in income from oil and gas investments                         (26,286)    (17,613)     (38,079)
        Distributions from energy projects                                    188,040     165,206      133,643
        Dividends from oil and gas                                             23,423      19,812       47,849
        Depreciation and amortization                                         190,219      87,339      102,794
        Deferred taxes and tax credits                                         67,741      85,138       (7,994)
        Gain on sale of assets                                                 (7,627)     (1,148)     (26,642)
        Cumulative effect on prior years of change in accounting
         for start-up costs, net of tax                                        13,840          --           --
        Extraordinary loss on early extinguishment of debt,
         net of tax benefit                                                        --          --       13,126
     Decrease (increase) in accounts receivable                              (178,803)      6,800      (20,259)
     Decrease (increase) in inventory                                         (39,692)       (473)       1,710
     Decrease (increase) in prepaid expenses and other                        (11,563)    (32,375)          42
     Increase in interest payable                                              32,564      14,081        7,857
     Increase (decrease) in accounts payable and accrued liabilities          163,589      (8,648)      66,031
     Other, net                                                                89,486     (11,846)      15,679
                                                                          -----------   ---------   ----------
        Net cash provided by operating activities                             417,150     266,588      259,477
                                                                          -----------   ---------   ----------

Cash Flows From Financing Activities
     Borrowing on long-term obligations                                     5,267,843     102,450    1,140,588
     Payments on long-term obligations                                       (255,718)    (84,502)    (882,446)
     Short-term financing, net                                              1,114,586          --           --
     Issuance of preferred securities                                         326,168          --           --
     Capital contributions from parent                                      2,000,000          --           --
     Cash dividends to parent                                                      --          --     (197,000)
     Financing costs                                                          (89,429)         --       (5,781)
                                                                          -----------   ---------   ----------
        Net cash provided by financing activities                           8,363,450      17,948       55,361
                                                                          -----------   ---------   ----------

Cash Flows From Investing Activities
     Investments in energy projects                                           (13,471)     (9,997)     (62,034)
     Loans to energy projects                                                 (84,099)   (107,219)     (63,406)
     Purchase of generating stations                                       (7,958,474)         --           --
     Purchase of common stock of acquired companies                          (653,499)   (221,985)     (63,983)
     Capital expenditures                                                    (216,440)    (73,393)     (87,706)
     Proceeds from loan repayments                                             31,661      12,790      160,797
     Proceeds from sale of assets                                              34,833       4,100       71,166
     Increase in restricted cash                                                 (341)    (12,507)     (46,275)
     Other, net                                                                22,070         (32)          91
                                                                          -----------   ---------   ----------
        Net cash used in investing activities                              (8,837,760)   (408,243)     (91,350)
                                                                          -----------   ---------   ----------

Effect of exchange rate changes on cash                                        (3,323)     (2,998)     (21,239)
                                                                          -----------   ---------   ----------

Net increase (decrease) in cash and cash equivalents                          (60,483)   (126,705)     202,249
Cash and cash equivalents at beginning of period                              459,178     585,883      383,634
                                                                          -----------   ---------   ----------

Cash and cash equivalents at end of period                                $   398,695   $ 459,178   $  585,883
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

   As part of the acquisition of the Illinois Plants and the Homer City plant, we acquired emission allowances under the Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, we intend to use substantially all of the emission allowances in the normal course of our business to generate electricity. Accordingly, we have classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances will be amortized over the estimated lives of the plants on a straight-line basis.

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

  Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project.

                                       Years Ended December 31,
                                 --------------------------------------
                                  1999             1998           1997
                                 ------           ------         ------
Interest incurred                $380.6           $209.2         $225.3
Interest capitalized              (27.4)           (26.3)         (15.0)
                                 ------           ------         ------
                                 $353.2           $182.9         $210.3
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

   Derivative financial instruments that are utilized for trading purposes are accounted for using the mark-to-market method. Under the mark-to-market method, forwards, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs. Our results, a $6.6 million loss for the year ended December 31, 1999, are reflected net in interest and other income in the accompanying Consolidated Income Statement. The loss primarily resulted from the closing of contracts originally intended to hedge the anticipated purchase of natural gas for which it was subsequently determined that these volumes would not be required.

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

  In May 1997, we acquired the State Government of Victoria's 49% interest in Loy Yang B as part of the privatization process in the State of Victoria. Consideration for the 49% interest consisted primarily of a cash payment of approximately $64 million (84 million Australian dollars) and termination of an existing 33-year power purchase agreement and other related agreements. Concurrently, the useful life of Loy Yang B project's plant and equipment was extended to 50 years, the projected economic life of the plant, from 33 years, the term of the terminated power purchase agreement. This revision resulted in lower depreciation expense of $13.8 million, after-tax, in 1997. The transaction value totaled approximately $686 million (900 million Australian dollars), which was based primarily on the value of the 49% interest in the power plant using comparable information from sales of other power projects in the region. As part of the transaction, we entered into a series of new power related agreements for a 17-year period at market prices. As we previously consolidated the Loy Yang B project with a minority interest held by the State
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


                                                                                   (Unaudited)
                                                                              Years Ended December 31,
                                                                       -----------------------------------
                                                                            1999         1998         1997
                                                                       -----------------------------------
Operating revenues                                                     $ 1,889.9     $1,447.9       $939.9
Income before accounting change and extraordinary loss                     126.2         95.7        143.9
Net income                                                                 112.4         95.7        130.8

    The table below summarizes additional acquisitions by Edison Mission Energy or its wholly owned subsidiaries from 1997 through 1999.

                                                              Percentage               Purchase
Date                   Acquisition                             Acquired                 Price
----                   -----------                            ----------               --------
Energy Projects
October 5, 1999        Pride Hold Limited                           20.0%                 $16.0
July 10, 1998          Tri Energy Company Limited                   25.0%                   1.5

Oil and Gas
December 17, 1999      Four Star Oil & Gas Company                   0.6%                   2.3
January 1, 1998        Four Star Oil & Gas Company                   3.2%                   4.1

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

                                                December 31,
                                       -------------------------------
                                         1999                   1998
                                       --------               --------
Domestic energy projects
   Equity investment                   $  413.6               $  618.0
   Loans receivable                       163.0                  160.2
                                       --------               --------
        Subtotal                          576.6                  778.2

International energy projects
       Equity investment                1,079.1                  233.4
       Loans receivable                   236.0                  152.0
                                       --------               --------
       Subtotal                         1,315.1                  385.4
                                       --------               --------

       Total                           $1,891.7               $1,163.6
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

    The following table presents summarized financial information of the investments in energy projects accounted for by the equity method:

                                   Years Ended December 31,
                            ----------------------------------------
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
                            ========        ========        ========

                                                   December 31,
                                            ------------------------
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

                                                                 Ownership
Energy Project           Location                   Investment    Interest    Operating Status
--------------           --------                   -----------  ----------   ----------------
Contact Energy           New Zealand                $616.8       40%          Operating hydro, natural
                                                                              gas and geothermal facilities
Paiton                   East Java, Indonesia        418.6       40%          Operating coal-fired facility
EcoElectrica             Penuelas, Puerto Rico       266.3       50%          Liquefied natural gas
                                                                              facility under construction
Watson                   Carson, CA                  110.8       49%          Operating cogeneration facility
Brooklyn Navy Yard       Brooklyn, NY                 77.3       50%          Operating cogeneration facility
Sycamore                 Bakersfield, CA              66.7       50%          Operating cogeneration facility
Midway-Sunset            Fellows, CA                  54.5       50%          Operating cogeneration facility
Kern River               Bakersfield, CA              48.6       50%          Operating cogeneration facility
Harbor                   Wilmington, CA               30.6       30%          Operating merchant facility
March Point              Anacortes, WA                19.0       50%          Operating cogeneration facility
James River              Hopewell, VA                 16.3       50%          Operating coal-fired
                                                                              cogeneration facility
Saguaro                  Henderson, NV                14.3       50%          Operating cogeneration facility

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

                                                Years Ended December 31,
                                           ----------------------------------
                                              1999         1998        1997
                                           ---------    ----------   --------
Operating revenues                           $224.3       $211.3       $304.7
Operating expenses                            144.5        164.1        197.4
                                             ------       ------       ------
Operating income                               79.8         47.2        107.3
Provision (credit) for income taxes            16.9         (2.3)        18.5
                                             ------       ------       ------
Net income (before non-operating items)        62.9         49.5         88.8
Non-operating expense, net                    (10.4)       (13.5)       (12.8)
                                             ------       ------       ------
   Net income                                $ 52.5       $ 36.0       $ 76.0
                                             ======       ======       ======

                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Current assets                                    $ 47.0          $ 81.5
Noncurrent assets                                  377.2           384.7
                                                  ------          ------
   Total assets                                   $424.2          $466.2
                                                  ======          ======

Current liabilities                               $ 22.7          $111.4
Noncurrent liabilities                             238.6           226.9
Deferred income taxes and other liabilities         48.1            42.0
Equity                                             114.8            85.9
                                                  ------          ------
   Total liabilities and equity                   $424.2          $466.2
                                                  ======          ======

   During the fourth quarter of 1999, we completed the sale of 31.5% of our 50.1% interest in Four Star Oil & Gas for $34.2 million in cash and 50% interest in the acquirer, Four Star Holdings. Four Star Holdings financed the purchase of the interest in Four Star Oil & Gas from $27.5 million in loans from affiliates, including $13.7 million from Edison Mission Energy, and $13.7 million from cash on hand. Upon completion of the sale, we continue to own an 18.6% direct interest in Four Star Oil & Gas and an indirect interest of 15.75% which is held through Four Star Holdings. As a result of this transaction, our total interest in Four Star Oil & Gas has decreased from 50.1% to 34.35%. Cash proceeds from the sale were $34.2 million ($20.5 million net of the loan to Four Star Holdings). The gain on the sale of the 31.5% interest in Four Star Oil & Gas was $11.5 million of which we deferred 50%, or $5.6 million, due to our equity interest in Four Star Holdings. The after tax gain on the sale was approximately $30 million.


Note 6.  Property, Plant and Equipment
--------------------------------------

 Property, plant and equipment consist of the following:

                                                             December 31,
                                                       -----------------------
                                                           1999         1998
                                                       -----------------------
Buildings, plant and equipment                          $ 9,957.1     $1,756.5
Emission allowances                                       1,310.9           --
Civil works                                                 956.5      1,009.2
Construction in progress                                    108.8        164.0
Capitalized leased equipment                                200.1        196.0
                                                        ---------     --------
                                                         12,533.4      3,125.7
Less accumulated depreciation and amortization              411.1        250.9
                                                        ---------     --------
  Net property, plant and equipment                     $12,122.3     $2,874.8
                                                        =========     ========

     In connection with the Homer City plant financing and the Loy Yang B plant financing, lenders have taken a security interest in the respective plant assets.

Note 7.  Financial Instruments
------------------------------

Short-Term Obligations

                                                               December 31,
                                                           --------------------
                                                             1999        1998
                                                           --------   ---------
  Commercial Paper                                         $1,130.0   $      --
  Unamortized discount                                         (7.9)         --
                                                           --------   ---------
  Total                                                    $1,122.1   $      --
                                                           ========   =========


Weighted-average interest rate at 12/31/99                      6.9%         --

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

Long-Term Obligations

  Long-term obligations include both corporate debt and non-recourse project debt, whereby lenders rely on specific project assets to repay such obligations. At December 31, 1999, recourse debt totaled $1.5 billion and non-recourse project debt totaled $6.2 billion. Long-term obligations consist of the following:

                                                                                      December 31,
                                                                               --------------------------
                                                                                  1999            1998
                                                                               ----------      ----------
Recourse

Edison Mission Energy (parent only)
   Senior Notes, net
      due 1999 (7.75%)                                                         $      --        $   99.9
      due 2002 (8.125%)                                                             99.6            99.4
      due 2009 (7.73%)                                                             596.1              --

Floating Rate Notes, net due 2001 (LIBOR+0.67%) (6.79% at 12/31/99)                499.5              --

Bank of America NT&SA Credit Agreement due 2001
      (LIBOR+0.175%) (6.615% at 12/31/99)                                          215.0              --

Non-recourse (unless otherwise noted)

Edison Mission Energy Funding Corp.
 Series A Notes, net due 1997-2003 (6.77%)                                         168.1           198.8
 Series B Bonds, net due 2004-2008 (7.33%)                                         189.0           188.9

Edison Mission Holdings Co.
 Senior Secured Bonds - $300 MM due 2019 (8.137%)                                  300.0              --
 Senior Secured Bonds - $530 MM due 2026 (8.734%)                                  530.0              --

 Construction Loan due 2004 (LIBOR+1.0%) (7.131% at 12/31/99)                       77.0              --

Edison Mission Midwest Holdings Co.
 Tranche A due 2002 (LIBOR+1.0%) (7.469% at 12/31/99)                              840.0              --
 Tranche B due 2004 (LIBOR+0.95%) (7.419% at 12/31/99)                             839.0              --

Doga project
 Finance Agreement between Doga and OPIC due 2010
      (U.S. Treasury Note+3.75%) (9.86% at 12/31/99)                                90.9            81.2
 NCM Credit Agreement due 2010
      (U.S. LIBOR+1.25%) (7.251% at 12/31/99)                                       33.5            29.9

Ferrybridge and Fiddler's Ferry plants
 (Pounds sterling)830 MM pounds sterling Term Loan Facility due 2012
      (sterling LIBOR+1.5%) (6.885% at 12/31/99)                                 1,312.0              --
 Pounds sterling Coal and Capex Facility due 2004 - recourse
      (sterling LIBOR+0.75%+0.145%) (6.791% at 12/31/99)                            22.6              --

First Hydro plants
 First Hydro Finance plc (Pounds sterling)400 MM Guaranteed
      Secured Bonds due 2021 (9%)                                                  645.2           665.1
 (Pounds sterling)18 MM Credit Agreement due 2003
      (sterling LIBOR+0.5638%) (6.124% at 12/31/99)                                 29.0            29.9

Iberian Hy-Power plants
 Spanish peseta Project Finance Credit Facility due 2012
      (MIBOR+0.75%) (4.089% at 12/31/99)                                            53.9            79.3
 Spanish peseta Subordinated Loan due 2003 (9.408%)                                 15.3            25.1
 Spanish peseta Compagnie Generale Des Eaux due 2003                                31.9            22.7
      (non-interest bearing)

Kwinana plant
 Australian dollar Syndicated Project Facility Agreement
      due 2012 (BBR+1.2%) (6.32% at 12/31/99)                                       62.4            60.6

Loy Yang B plant
 Australian dollar Amortizing Term Facility due 2017
      (BBR+0.5% to 1.1%) (5.66% at 12/31/99)                                       321.2           299.3
 Australian dollar Interest Only Term Facility due 2012
      (BBR+0.5% to 0.85%) (5.66% at 12/31/99)                                      484.6           461.4
 Australian dollar Working Capital Facility due 2017
      (BBR+0.5% to 1.1%) (5.66% at 12/31/99)                                         6.6             6.1

Roosecote plant
 Pounds sterling Term Loan and Guarantee Facility due 2005
      (Sterling LIBOR+0.6%) (6.678% at 12/31/99)                                    97.8            92.2
 Capital lease obligation (see Note 13)                                             22.8            48.4

Other long-term obligations - recourse                                            82.0             102.8
                                                                              --------          --------
Subtotal                                                                      $7,665.0          $2,591.0
Current maturities of long-term obligations                                     (225.7)           (194.6)
                                                                              --------          --------
 Total                                                                        $7,439.3          $2,396.4
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

Iberian Hy-Power plants   10.8 billion Spanish pesetas               Change floating rate (LIBOR)
                          (U.S. $65 million) expiring in 2007        debt to a fixed rate of 6.07%

Kwinana plant             37.9 million Australian dollars            Change floating rate (BBR) debt
                          (12/31/99) (U.S. $24.8 million); 39.4      to a fixed rate of 10.98%
                          million Australian dollars (12/31/98)
                          (U.S. $24 million), expiring in 2007

Loy Yang B plant          1.2 billion Australian dollars (U.S. $787  Change floating rate (BBR) debt
                          million) expiring 2002-2007; 1.2 billion   to fixed rates ranging from
                          Australian dollars (12/31/98) (U.S. $733   7.51% to 7.93%
                          million), expiring 2002-2008

Interest rate collar
Iberian Hy-Power plants   11.7 billion Spanish pesetas (12/31/98)    Change interest rate exposure to
                          (U.S. $82 million), expired December 1999  float within range from 4.5%
                                                                     minimum to 7.5% maximum
Electricity rate swaps
Ferrybridge and           Approximately 1,100 MW related to January  Change the variable market
Fiddler's Ferry plants    through March 2000, 1,200 MW related to    electricity sales rates to fixed
                          October through December 2000 and 900 MW   rates ranging from $19.36 to
                          related to summer months (April through    $64.52
                          September) of electrical generation under
                          energy sales contracts (12/31/99);
                          expiring at various dates through 2000

First Hydro plants        Approximately 1,000 MW related to January  Change the variable market
                          through March 2000, 400 MW related to      electricity sales rates to fixed
                          October through December 2000 and 200 MW   rates ranging from $40.33 to
                          related to summer months of electrical     $96.78
                          generation under energy sales and
                          capacity only contracts (12/31/99);
                          expiring at various dates through 2000
                          and 2001

                          Approximately 1,100 MW related to January  Change the variable market
                          through March 2000, 1,000 MW related to    electricity purchase rates to
                          October through December 2000 and 900 MW   fixed rates ranging from $16.13
                          related to summer months of electricity    to $40.33
                          under energy purchase contracts
                          (12/31/99); expiring at various dates
                          through 2000 and 2001

Loy Yang B plant          Approximately 920 MW of electrical         Change the variable market
                          generation under energy sales contracts    electricity sales rates to fixed
                          expiring at various dates through 2000;    rates ranging from $16.38 to
                          approximately 723 MW of electrical         $22.69
                          generation under energy sales contracts
                          expiring at various dates between 2001
                          and 2014;  approximately 520 MW of
                          electrical generation under energy sales
                          contracts expiring at various dates
                          between 2014 and 2016  (12/31/99 and
                          12/31/98)

Power call options
Homer City plant          Approximately 1,872,000 megawatt hours of  Change the variable market
                          electrical generation under energy sales   electricity sales and purchase
                          contracts expiring at various dates        rates to fixed rates ranging
                          through 2001; approximately 648,000        from $34.00 to $100.00
                          megawatt hours of electrical generation
                          under energy purchase contracts expiring
                          at various dates through 2001 (12/31/99)

Fair values of financial instruments were:

                                                                     December 31,
                                        ----------------------------------------------------------------------
                                                       1999                                1998
                                        ----------------------------------  ----------------------------------
                                           Carrying            Fair            Carrying            Fair
Instruments:                                Amount             Value            Amount             Value
-----------                             ---------------  -----------------  ---------------  -----------------
Long-term receivables                          $    7.6          $    6.4          $    6.9          $    6.8

Electricity rate swap agreements                     --             (37.2)               --              19.2

Power call options                                  3.5               3.5                --                --

Long-term obligations                           7,439.3           7,430.4           2,396.4           2,323.2

Interest rate swap/collar agreements                 --              (7.2)               --             (83.1)

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

      The electric power generated by some of our domestic operating projects, excluding the Homer City plant and the Illinois Plants, is sold to electric utilities under long-term, typically with terms of 15 to 30- years, power purchase agreements and is expected to result in consistent cash flow under a wide range of economic and operating circumstances. To accomplish this, we structure our long-term contracts so that fluctuations in fuel costs will produce similar fluctuations in electric and/or steam revenues and enter into long-term fuel supply and transportation agreements. In addition, we have plants located in different geographic areas in order to mitigate the effects of regional markets, economic downturns or unusual weather conditions.

Note 8. Preferred Securities
----------------------------

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

Note 9. Income Taxes
--------------------

Current and Deferred Taxes

      Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

                                                                                December 31,
                                                                     ----------------------------------
                                                                           1999              1998
                                                                     -----------------  ---------------
Deferred tax assets
 Items deductible for book not currently deductible for tax                   $  172.4           $109.4
 Loss carryforwards                                                               68.5             41.5
 Deferred income                                                                 185.3            187.9
 Dividends in excess of equity earnings                                            6.3             22.4

 Other                                                                            10.6             10.1
                                                                              --------           ------
   Total                                                                      $  443.1           $371.3
                                                                              --------           ------
Deferred tax liabilities
 Basis differences                                                            $1,943.2           $963.4
 Tax credits, net                                                                 19.5             20.6
 Other                                                                             0.9              0.3
                                                                              --------           ------
  Total                                                                        1,963.6            984.3
                                                                              --------           ------
Deferred taxes and tax credits, net                                           $1,520.5           $613.0
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

The components of income (loss) before income taxes are as follows:

                                                                Years Ended December 31,
                                                            -------------------------------
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

The provision (benefit) for income taxes is comprised of the following:

                                                                Years Ended December 31,
                                                            -------------------------------
                                                             1999        1998         1997
                                                            -------     ------       ------
Current
 Federal                                                    $ (75.0)    $(10.5)      $ (2.4)
 State                                                         (0.5)     (19.0)       (10.2)
 Foreign                                                      (34.0)      14.8         78.3
                                                            -------     ------       ------
     Total current                                           (109.5)     (14.7)        65.7
                                                            -------     ------       ------

Deferred
 Federal                                                       37.4       28.1         14.3
 State                                                         10.1       25.3          9.0
 Foreign                                                       21.6       31.7        (31.6)
                                                            -------     ------       ------
     Total deferred                                            69.1       85.1         (8.3)
                                                            -------     ------       ------

Provision (benefit) for income taxes                        $ (40.4)    $ 70.4       $ 57.4
                                                            =======     ======       ======

      The components of the deferred tax provision (credit), which arise from tax credits and timing differences between financial and tax reporting, are presented below:

                                                                         Years Ended December 31,
                                                                    ---------------------------------
                                                                      1999        1998         1997
                                                                    --------    --------     --------
Basis differences                                                   $  160.0    $  116.5     $  102.6
Loss carryforwards                                                     (25.5)      (32.6)       121.0
Deferred income                                                           --         3.7       (197.9)
State tax deduction                                                     (6.0)        4.3         (0.2)
Items deductible for book not currently deductible for tax             (52.9)      (17.4)       (27.6)
Elimination of book income                                                --         6.9         (7.0)
Dividends in excess of equity earnings                                    --          --          0.2
Other                                                                   (6.5)        3.7          0.6
                                                                    --------    --------     --------
 Total deferred provision (credit)                                  $   69.1    $   85.1     $   (8.3)
                                                                    ========    ========     ========

Variations from the 35% federal statutory rate are as follows:

                                                                         Years Ended December 31,
                                                                    ---------------------------------
                                                                      1999        1998         1997
                                                                    --------    --------     --------
Expected provision for federal income taxes                         $   36.3    $   70.9     $   64.9
Increase (decrease) in the provision for taxes resulting
 from
   State tax - net of federal deduction                                  3.6         4.1         (0.8)
   Dividends received deduction                                         (2.2)       (4.0)        (8.2)
   Amortization of tax credits                                          (1.1)       (6.5)        (1.7)
   Benefit due to foreign tax rate reduction                            (5.9)      (11.0)       (20.0)
   Taxes payable under anti-deferral regimes                             7.0         6.7          7.0
   Taxes on foreign operations at different rates                        5.9         8.4         12.8
   Book and tax basis differences                                       (7.8)        2.3          3.5
   Capital loss not previously recognized                              (29.0)         --           --
   Non-utilization of foreign losses                                     6.9          --           --
   Permanent reinvestment of earnings of foreign
        affiliates located in different foreign tax
        jurisdiction                                                   (40.3)         --           --
   Refund of Advance Corporation Tax                                   (15.2)         --           --
   Other                                                                 1.4        (0.5)        (0.1)
                                                                    --------    --------     --------
      Total provision (benefit) for income taxes                    $  (40.4)   $   70.4     $   57.4
                                                                    ========    ========     ========

Effective tax rate                                                    (39.0)%       34.8%        30.9%
                                                                    ========    ========     ========

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

Note 10. Employee Benefit Plans
-------------------------------

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

      Information on plan assets and benefit obligations is shown below:

                                                                  Years Ended December 31,
                                                       ----------------------------------------------
                                                         1999      1998           1999         1998
                                                       --------  --------       ---------    --------
                                                           U.S. Plan                Non U.S. Plans
                                                       ------------------       ---------------------
Change in Benefit Obligation
  Benefit obligation at beginning of year               $ 26.1   $ 20.5         $    36.7    $   30.1
  Service cost                                             2.3      2.4               2.0         1.8
  Interest cost                                            2.1      1.4               1.9         1.9
  Plan amendment                                          (3.8)      --                --          --
  Acquisition                                             10.6       --                --          --
  Actuarial loss                                           0.4      2.0               5.8         3.3
  Plan participants' contribution                           --       --               0.8         0.6
  Benefits paid                                           (0.2)    (0.2)             (0.6)       (1.0)
                                                        ------   ------         ---------    --------
       Benefit obligation at end of year                $ 37.5   $ 26.1         $    46.6    $   36.7
                                                        ======   ======         =========    ========

Change in Plan Assets
  Fair value of plan assets at beginning of year        $ 20.9   $ 16.6         $    34.8    $   28.3
  Actual return on plan assets                             5.8      2.3               8.3         3.4
  Employer contributions                                   2.1      2.2               2.5         3.7
  Plan participants' contribution                           --       --               0.2         0.2
  Benefits paid                                           (0.2)    (0.2)             (0.4)       (0.8)
                                                        ------   ------         ---------    --------
       Fair value of plan assets at end of year         $ 28.6   $ 20.9         $    45.4    $   34.8
                                                        ======   ======         =========    ========

Funded Status                                           $ (8.9)  $ (5.2)        $    (1.2)   $   (1.9)
Unrecognized net loss (gain)                              (3.4)      --               0.7         2.4
Unrecognized net obligation                                1.1      1.4                --          --
Unrecognized prior service cost                           (3.1)     0.5               0.4          --
                                                        ------   ------         ---------    --------
Pension asset (liability)                               $(14.3)  $ (3.3)        $    (0.1)   $    0.5
                                                        ======   ======         =========    ========

Discount rate                                             7.75%    6.75%          4.5-6.0%    4.5-5.5%
Rate of compensation increase                              5.0%     5.0%         3.75-4.5%        3.0%
Expected return on plan assets                             7.5%     7.5%          6.5-9.0%    6.0-8.0%

Components of pension expense were:

                                                                 Years Ended December 31,
                                       ----------------------------------------------------------------------------
                                          1999          1998         1997         1999         1998         1997
                                       -----------  ------------  -----------  -----------  -----------  ----------
                                                     U.S. Plan                            Non U.S. Plans
                                       --------------------------------------  ------------------------------------
Service cost                                $ 2.3         $ 2.4        $ 1.8        $ 1.5        $ 1.8       $ 1.5
Interest cost                                 2.1           1.4          1.1          1.9          1.9         1.9
Expected return on plan assets               (1.7)         (1.3)        (1.1)        (2.1)        (3.4)       (2.9)
Net amortization and deferral                  --           0.2          0.2          0.1          1.3         0.9
                                            -----         -----        -----        -----        -----       -----
Total pension expense                       $ 2.7         $ 2.7        $ 2.0        $ 1.4        $ 1.6       $ 1.4
                                            =====         =====        =====        =====        =====       =====

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

      Information on plan assets and benefit obligations is shown below:

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1999              1998
                                                      ------            ------
Change in Benefit Obligation
  Benefit obligation at beginning of year             $ 14.9            $ 11.7
  Service cost                                           1.6               1.4
  Interest cost                                          1.3               0.7
  Plan amendment                                        (4.1)               --
  Acquisition                                           80.7                --
  Actuarial loss (gain)                                (17.0)              1.3
  Benefits paid                                         (0.1)             (0.2)
                                                      ------            ------
       Benefit obligation at end of year              $ 77.3            $ 14.9
                                                      ======            ======

Change in Plan Assets
  Fair value of plant assets at beginning of year     $   --            $   --
  Employer contributions                                 0.1               0.2
  Benefits paid                                         (0.1)             (0.2)
                                                      ------            ------
          Fair value of plan assets at end of year    $   --            $   --
                                                      ======            ======

Funded Status                                         $(77.3)           $(14.9)
Unrecognized net loss (gain)                           (15.5)              2.5
Unrecognized transition obligation                        --               2.0
Unrecognized prior service cost                        ( 2.1)               --
                                                      ------            ------
Recorded liability                                    $(94.9)           $(10.4)
                                                      ======            ======

Discount rate                                            8.0%             6.75%
Expected return on plan assets                           7.5%              7.5%

  The components of postretirement benefits other than pensions expense were:

                                                       Years Ended December 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Service cost                                           $ 1.6     $ 1.4     $ 1.2
Interest cost                                            1.3       0.7       0.7
Net amortization                                         0.1       0.2       0.1
                                                       -----     -----     -----
Net expense                                            $ 3.0     $ 2.3     $ 2.0
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

Note 11. Stock Compensation Plans
---------------------------------

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

      Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met. Beginning with the 1999 Edison international stock option awards, only some stock options include a dividend equivalent feature. The liability and associated expense is accrued each quarter for the dividend equivalents for each option year. At the end of the performance measurement period, the expense and related liability is adjusted accordingly. Upon exercise, the dividends are paid out and the associated liability is reduced on Edison Mission Energy Consolidated Balance Sheet. Future stock option awards under the plan are not expected to include the dividend equivalent feature. Additionally, awards of performance shares, comprising a combination of Edison International common stock and cash are anticipated under the plan.

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

      The following assumptions were used in determining fair value through the model:

                                       1999            1998            1997
                                      -------         -------         -------

Expected life                         7 years         7 years         7 years
Risk-free interest rate                 5.5%            5.6%            6.5%
Expected volatility                      18%             17%             17%

      The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. Stock-based compensation expense under the "fair-value" method of accounting prescribed by SFAS No. 123 "Stock-Based Compensation" would have resulted in pro forma earnings of $131.4 million, $132.3 million and $112.3 million in 1999, 1998 and 1997, respectively.

A summary of the status of Edison International's stock options granted to Edison Mission Energy employees is as follows:

------------------------------------------------------------------------------
                                                                    Weighted-
                                      Share          Exercise        Exercise
                                     Options            Price         Price
------------------------------------------------------------------------------
Outstanding, December 31, 1996          328,226   $14.56 - $24.44       $19.19
------------------------------------------------------------------------------
Granted                                  61,300        $19.75           $19.75
------------------------------------------------------------------------------
Expired                                      --         --                  --
------------------------------------------------------------------------------
Forfeited                                    --         --                  --
------------------------------------------------------------------------------
Exercised                               (68,936)  $14.56 - $23.28       $18.39
------------------------------------------------------------------------------
Outstanding. December 31, 1997          320,590   $14.56 - $24.44       $19.49
------------------------------------------------------------------------------
Granted                                  83,000   $27.25 - $29.34       $27.31
------------------------------------------------------------------------------
Expired                                      --                --           --
------------------------------------------------------------------------------
Forfeited                                (1,200)  $17.63 - $19.75       $19.04
------------------------------------------------------------------------------
Exercised                               (50,018)  $14.56 - $23.28       $18.44
------------------------------------------------------------------------------
Outstanding, December 31, 1998          352,372   $14.56 - $24.44       $21.51
------------------------------------------------------------------------------
Granted                                 154,695   $25.31 - $28.13       $27.84
------------------------------------------------------------------------------
Expired                                      --                --           --
------------------------------------------------------------------------------
Forfeited                                (1,229)  $19.75 - $27.25       $25.65
------------------------------------------------------------------------------
Exercised                               (26,767)  $14.56 - $19.85       $18.81
------------------------------------------------------------------------------
Outstanding. December 31, 1999          479,071   $14.56 - $29.34       $23.84
------------------------------------------------------------------------------

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

Note 12.  Commitments and Contingencies
---------------------------------------

Firm Commitments to Contribute Project Equity

Projects                     Local Currency              U.S. Currency
--------                     --------------              -------------
ISAB (i)                 244 billion Italian Lira            $ 127
EcoElectrica (ii)                                               34
Tri Energy (iii)                                                25


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

Contingent Obligations to Contribute Project Equity

Projects                                                 U.S. Currency
--------                                                 -------------
Paiton (i)                                                   $ 111
Tri Energy (ii)                                                 20
All Other                                                       28

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

  Future minimum payments for operating (excluding the Collins Station described above) and capital leases at December 31, 1999, are:

Years Ending December 31,     Operating            Capital
                                Leases              Leases
                              ---------            -------
2000                             $ 26.1              $24.4
2001                               23.3                0.2
2002                               20.4                0.2
2003                               18.9                0.2
2004                               18.4                0.2
Thereafter                        149.7                0.2
                                 ------              -----
Total future commitments         $256.8               25.4
                                 ======
Amount representing interest (10.56%)                  2.6
                                                     -----
Net Commitments                                      $22.8
                                                     =====

  Operating lease expense amounted to $10.4 million, $6.9 million and $6.7 million in 1999, 1998 and 1997, respectively.

Note 14.  Related Party Transactions
------------------------------------

  Specified administrative services such as payroll and employee benefit programs, all performed by Edison International or Southern California Edison Company employees, are shared among all affiliates of Edison International and the costs of these corporate support services are allocated to all affiliates, including us. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, services of Edison International or Southern California Edison Company employees are sometimes directly requested by us and such services are performed for our benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. We believe the allocation methodologies utilized are reasonable. We made reimbursements for the cost of these programs and other services, which amounted to $34.6 million, $29.7 million and $23.4 million in 1999, 1998 and 1997, respectively. Accounts payable - affiliates associated with these administrative services totaled $7.8 million and $8.3 million at December 31, 1999 and 1998, respectively.

  We record accruals for tax liabilities and/or tax benefits which are settled quarterly according to a series of tax sharing agreements as described in Note
2. Under these agreements, we recognized tax benefits of $75.5 million, and $29.5 million and $12.6 million for 1999, 1998 and 1997, respectively. See Note 9. Amounts included in Accounts receivable - affiliates associated with these tax benefits totaled $1.9 million and $6.1 million at December 31, 1999 and 1998, respectively.

     Edison Mission Operation & Maintenance, Inc., an indirect, wholly owned affiliate of Edison Mission Energy, has entered into operation and maintenance agreements with partnerships in which Edison Mission Energy has a 50% or less ownership interest. Pursuant to the negotiated agreements, Edison Mission Operation & Maintenance, Inc. shall perform all operation and maintenance activities necessary for the production of power by these partnerships' facilities. The agreements will continue until terminated by either party. Edison Mission Operation & Maintenance, Inc. paid for all costs incurred with operating and maintaining the facility and may also earn an incentive compensation as set forth in the agreements. We recorded revenues under the operation and maintenance agreements of $28.9 million, $29.8 million and $29.5 million in 1999, 1998 and 1997, respectively. Accounts receivable - affiliates for Edison Mission Operation & Maintenance, Inc. totaled $5.1 million and $4.6 million at December 31, 1999 and 1998, respectively.

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

Note 15.  Supplemental Statements of Cash Flows Information
-----------------------------------------------------------


                                               Years Ended December 31,
                                          -----------------------------------
                                            1999          1998          1997
                                          --------       ------        ------
Cash paid
  Interest (net of amount capitalized)    $ 327.6        $171.5        $218.1
  Income taxes (receipts)                 $ (41.5)       $  8.8        $ 62.3

                                               Years Ended December 31,
                                          -----------------------------------
                                            1999          1998          1997
                                          --------       ------        ------
Details of assets acquired
  Fair value of assets acquired           $9,151.1       $248.4        $667.1
  Liabilities assumed                        539.1           --         603.1
                                          --------       ------        ------
Net cash paid for acquisitions            $8,612.0       $248.4        $ 64.0
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

                                                                           Europe,
                                                                        Central Asia,
                                                                Asia     Middle East    Corporate/
                                              Americas       Pacific     and Africa     Other/(i)/       Total
                                              --------       -------    ------------    ----------       -----
1999
----

Electric & operating revenues                $     378.6     $  213.6      $  805.8     $       --      $ 1,398.0
Equity in income from investments                  224.9         18.1           1.4             --          244.4
                                             -----------     --------      --------     ----------       --------
   Total operating revenues                  $     603.5     $  231.7      $  807.2     $       --      $ 1,642.4
                                             ===========     ========      ========     ==========      =========

Depreciation and amortization                $      58.9     $   41.6      $   89.7     $       --      $   190.2
Interest and other income                    $      (0.5)    $   15.9      $   13.1     $     13.2      $    41.7
Interest expense                             $      65.1     $   80.7      $  128.6     $     78.8      $   353.2

Net income (loss)                            $      52.8     $  (10.5)     $  135.5     $    (47.5)     $   130.3
                                             ===========     ========      ========     ==========      =========

Identifiable assets                          $   6,789.4     $1,848.3      $4,955.6     $       --      $13,593.3
Equity investments and advances                    862.2      1,063.1          15.6             --        1,940.9
                                             -----------     --------      --------     ----------      ---------
   Total assets                              $   7,651.6     $2,911.4      $4,971.2     $       --      $15,534.2
                                             ===========     ========      ========     ==========      =========

Additions to property and plant              $   6,179.7     $    6.1      $2,124.3     $       --      $ 8,310.1

1998
----

Electric & operating revenues             $      29.9        $  205.1        $  469.4     $     --       $   704.4
Equity in income from investments               184.6             1.3             3.5           --           189.4
                                          -----------        --------        --------     --------       ---------
   Total operating revenues               $     214.5        $  206.4        $  472.9     $     --       $   893.8
                                          ===========        ========        ========     ========       =========

Depreciation and amortization             $      13.5        $   32.5        $   41.3     $     --       $    87.3
Interest and other income                 $        --        $    4.3        $   26.3     $   19.2       $    49.8
Interest expense                          $        --        $   71.0        $   77.3     $   34.6       $   182.9

Net income (loss)                         $      63.5        $   28.0        $   58.0     $  (17.4)      $   132.1
                                          ===========        ========        ========     ========       =========

Identifiable assets                       $     358.0        $1,334.3        $2,239.6     $   (0.3)      $ 3,931.6
Equity investments and advances                 841.2           361.2            23.8          0.3         1,226.5
                                          -----------        --------        --------     --------       ---------
   Total assets                           $   1,199.2        $1,695.5        $2,263.4     $     --       $ 5,158.1
                                          ===========        ========        ========     ========       =========

Additions to property and plant           $       5.1        $    2.2        $   66.1     $     --       $    73.4

1997
----

Electric & operating revenues             $      31.3        $  302.0        $  452.3        $     --    $   785.6
Equity in income from investments               182.7             3.5             0.2             3.0        189.4
                                          -----------        --------        --------        --------    ---------
   Total operating revenues               $     214.0        $  305.5        $  452.5        $    3.0    $   975.0
                                          ===========        ========        ========        ========    =========

Depreciation and amortization             $      14.8        $   46.4        $   41.6        $     --    $   102.8
Interest and other income                 $        --        $    2.9        $   10.5        $   13.9    $    27.3
Interest expense                          $        --        $   82.2        $   84.8        $   43.3    $   210.3

Net income (loss)                         $      72.8        $   11.1        $   47.8        $  (16.7)   $   115.0
                                          ===========        ========        ========        ========    =========

Identifiable assets                       $     306.8        $1,468.0        $2,288.9        $   1.6     $ 4,065.3
Equity investments and advances                 623.9           252.7            42.9            0.3         919.8
                                          -----------        --------        --------        -------     ---------
   Total assets                           $     930.7        $1,720.7        $2,331.8        $   1.9     $ 4,985.1
                                          ===========        ========        ========        =======     =========

Additions to property and plant           $       4.0        $    7.1        $   76.6        $    --     $    87.7

/(i)/ Includes corporate net interest expense and Mexico and Canada investments.

Geographic Information


     Foreign operating revenues and assets by country included in the table above are shown below.

                                                                         Years Ended December 31,
                                                                 --------------------------------------
                                                                  1999            1998            1997
                                                                 ------          ------          ------
Operating revenues

  Australia                                                      $208.5          $199.3          $295.9
  Other Asia Pacific                                               23.2             7.1             9.6
                                                                 ------          ------          ------
Total Asia Pacific                                               $231.7          $206.4          $305.5
                                                                 ======          ======          ======

  United Kingdom                                                 $746.8          $448.8          $427.7
  Turkey                                                           38.0              --              --
  Spain                                                            22.4            24.1            24.8
                                                                 ------          ------          ------
Total Europe, Central Asia, Middle East and Africa               $807.2          $472.9          $452.5
                                                                 ======          ======          ======
                                                                            December 31,
                                                                 --------------------------------------
                                                                  1999            1998            1997
                                                                 ------          ------          ------
Assets
  Australia                                                      $1,397.5       $1,326.2       $1,460.7
  New Zealand                                                       616.8             --             --
  Indonesia                                                         442.5          358.2          252.4
  Other Asia Pacific                                                454.6           11.1            7.6
                                                                 --------       --------       --------
Total Asia Pacific                                               $2,911.4       $1,695.5       $1,720.7
                                                                 ========       ========       ========

  United Kingdom                                                 $4,162.8       $1,787.1       $1,759.5
  Turkey                                                            191.2          161.8           92.9
  Spain                                                             167.2          195.7          187.1
  Other Europe, Central Asia, Middle East and Africa                450.0          118.8          292.3
                                                                 --------       --------       --------
Total Europe, Central Asia, Middle East and Africa               $4,971.2       $2,263.4       $2,331.8
                                                                 ========       ========       ========


Note 17.  Quarterly Financial Data (unaudited)
---------------------------------------------

   1999                                  First/(i)/     Second       Third/(i)/       Fourth/(i)/         Total
                                         ----------   ------------   ------------    ---------------    ----------
   Operating revenues                      $269.8     $269.4/(ii)/    $537.1/(iii)/     $566.1/(iv)/     $1,642.4

   Income from operations                   114.2       73.1/(ii)/     222.7/(iii)/       22.9/(iv)/        432.9

   Income (loss) before accounting
    change                                   57.9        5.5/(ii)/      86.6/(iii)/       (5.9)/(iv)/       144.1


   Net income (loss)                         44.1        5.5/(ii)/      86.6/(iii)/       (5.9)/(iv)/       130.3

                                         First/(i)/     Second       Third/(i)/       Fourth/(i)/         Total
                                         ----------   ------------   ------------    ---------------    ----------
   1998

   Operating revenues                      $231.9     $207.3          $227.5            $227.1           $  893.8

   Income from operations                    99.3       71.1           103.4              76.7              350.5

   Net income                                37.7       18.6            44.8              31.0              132.1

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

                                                                           Director               Position Held
                                                                         Continuously    Term     Continuously     Term
Name, Position and Age                                                       Since      Expires       Since       Expires
----------------------                                                   ------------   -------   -------------   -------
Alan J. Fohrer, 49.....................................................       1992         2000        2000          2000
Director, President and Chief Executive Officer

John E. Bryson, 56.....................................................       2000         2000          --            --
Chairman of the Board

Bryant C. Danner, 62...................................................       1993         2000          --            --
Director

Thomas R. McDaniel, 50.................................................       2000         2000          --            --
Director

Robert M. Edgell, 53...................................................       1993         2000        1988          2000
Director, Executive Vice President and
  Division President of Edison Mission Energy, Asia Pacific

William J. Heller, 43..................................................       1999         2000        2000          2000
Senior Vice President and Division President of
  Edison Mission Energy, Europe, Central Asia, Middle East and Africa

James V. Iaco, Jr., 55.................................................         --           --        1998          2000
Senior Vice President and Division President of
  Edison Mission Energy, Americas

Ronald L. Litzinger, 40................................................         --           --        1999          2000
Senior Vice President, Worldwide Operations

Georgia R. Nelson, 50..................................................         --           --        1999          2000
Senior Vice President and President of
  Midwest Generation EME, LLC

Kevin M. Smith, 41.....................................................         --           --        1999          2000
Senior Vice President and Chief Financial Officer

Raymond W. Vickers, 57.................................................         --           --        1999          2000
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

     Mr. Danner has been Executive Vice President and General Counsel of Edison International since June 1995. Mr. Danner was Executive Vice President and General Counsel of Southern California Edison Company from June 1995 until January 2000. Mr. Danner was Senior Vice President and General Counsel of Edison International and Southern California Edison Company from July 1992 until May 1995.

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

                          SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                         ANNUAL COMPENSATION                  Awards
                                               ---------------------------------------     ------------

                                                                          Other Annual      Securities         All Other
                                                 Salary        Bonus      Compensation      Underlying       Compensation
Name and Principal Position           Year        ($)           ($)            ($)       Options (#)/(3)/      ($)/(4)/
---------------------------         --------   ----------    ---------    ------------   ----------------   --------------
Edward R. Muller/(1)/                 1999        463,000      347,250           2,147             33,780           35,797/(6)/
President and                         1998        432,000      390,000           2,624             21,160           40,172
Chief Executive Officer               1997        400,000      456,000           3,478             33,300           28,587

Robert M. Edgell                      1999        387,000      276,500              --             23,580           93,224/(5)/
Executive Vice President              1998        362,000      265,000              --             14,760           56,474/(5)/
                                      1997        317,000      325,000              --             23,300           33,600/(5)/

S. Linn Williams/(2)/                 1999        355,000      177,500              20             14,500           64,244/(5)/(6)/
Senior Vice President                 1998        325,000      186,000           2,197              9,520           25,841
                                      1997        300,000      240,000           1,643             15,400           18,568

Georgia R. Nelson                     1999        330,000      178,200           3,532             13,610           28,478
Senior Vice President                 1998        310,000      170,000           3,125              8,580           29,233
 and President of                     1997        290,000      206,000           7,125             15,400           17,829
 Midwest Generation EME, LLC

James V. Iaco, Jr.                    1999        330,000      184,800           6,647             13,610           20,776
Senior Vice President                 1998        300,000      180,000           5,167              8,830           17,648
 and Division President               1997        280,000      224,000           4,913             15,400           14,962
 of Edison Mission
 Energy, Americas

/(1)/ Mr. Muller resigned as President and Chief Executive Officer effective
      January 17, 2000.

/(2)/ Mr. Williams resigned as Senior Vice President and President of Edison
      Mission Energy's Europe, Central Asia, Middle East and Africa divisions, effective February 7, 2000.

/(3)/ No Stock Appreciation Rights were granted. Amounts shown are comprised of Edison International nonqualified stock options and Edison Mission Energy phantom stock options. For 1999, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 23,100; 16,100; 9,900; 9,300 and 9,300 Edison International stock options, respectively, and 10,680; 7,480; 4,600; 4,310; and 4,310 Edison Mission Energy phantom stock options, respectively. For 1998, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 13,300; 8,700; 6,300; 5,400; and 5,900 Edison
      International stock options, respectively; and 7,860; 6,060; 3,220; 3,180; and 2,930 Edison Mission Energy phantom stock options, respectively. For 1997, Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco received 10,500; 7,500; 5,500; 5,500; and 5,500 Edison International stock options, respectively; and 22,800; 15,800; 9,900; 9,900; and 9,900 Edison
      Mission Energy phantom stock options, respectively. Each Edison International nonqualified stock option gives the named executive officer the right to purchase one share of Edison International Common Stock, and each

      Edison Mission Energy phantom stock option may be exercised to realize any appreciation in the value of one hypothetical share of Edison Mission Energy stock over annually escalated exercise prices, on the terms described in the notes to the Option Grants in the 1999 Option Grant Table below.


/(4)/ Includes the following company contributions to a defined contribution plan, Stock Savings Plus Plan and a supplemental plan for eligible participants who are affected by Stock Savings Plus Plan participation limits imposed on higher-paid individuals by federal tax law: For 1999, Mr. Muller, $30,374; Mr. Edgell, $16,384; Mr. Williams, $21,016; Ms.
      Nelson, $19,779; and Mr. Iaco, $20,069. For 1998, Mr. Muller, $26,373; Mr.
      Edgell $14,550; Mr. Williams, $16,796; Ms. Nelson, $15,461; and Mr. Iaco, $15,701. For 1997, Mr. Muller, $25,305; Mr. Edgell $13,000; Mr. Williams,
      $15,599; Ms. Nelson, $14,384; and Mr. Iaco, $14,376.

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

/(5)/ Includes the following amounts for an overseas service allowance: For
      1999, Mr. Edgell, $68,644 and Mr. Williams, $40,150. For 1998 and 1997,
      Mr. Edgell, $33,693 and $20,142, respectively.

/(6)/ Subsequent to the end of the fiscal year, Edison Mission Energy entered into separate agreements with Messrs. Muller and Williams in connection with the end of their employment that are discussed below in the section entitled "Employment Contracts and Termination of Employment Arrangements."

      Executive Stock Options

      The following table sets forth certain information concerning Edison International stock options and Edison Mission Energy phantom stock options granted pursuant to the Edison International Equity Compensation Plan to the executive officers named in the Summary Compensation Table above during 1999.

                          OPTION GRANTS IN 1999/(1)/


                                             Individual Grants
                           -----------------------------------------------------
                                                           Exercise
                            Options    Percent of Total     or Base               Grant Date
                            Granted   Options Granted to     Price    Expiration    Present
          Name                (#)      Employees in 1999    ($/Sh)       Date      Value ($)
-------------------------  ---------  -------------------  ---------  ----------  -----------
                           /(2)(3)/                                    /(4)(5)/      /(6)/
Edward R. Muller
  Edison International       23,100                    1%    28.125   01/02/2009     101,033
  Edison Mission Energy      10,680                    8%   306.825   01/02/2009     278,855

Robert M. Edgell
  Edison International       16,100                    1%    28.125   01/02/2009      70,418
  Edison Mission Energy       7,480                    6%   306.825   01/02/2009     195,303

S. Linn Williams
  Edison International        9,900                   *1%    28.125   01/02/2009      43,299
  Edison Mission Energy       4,600                    4%   306.825   01/02/2009     120,106

Georgia R. Nelson
  Edison International        9,300                   *1%    28.125   01/02/2009      40,675
  Edison Mission Energy       4,310                    3%   306.825   01/02/2009     112,534

James V. Iaco, Jr.
  Edison International        9,300                   *1%    28.125   01/02/2009      40,675
  Edison Mission Energy       4,310                    3%   306.825   01/02/2009     112,534

*Less than

/(1)/ No Stock Appreciation Rights were granted. This table reflects all awards made under the Edison International Equity Compensation Plan during 1999. In addition to Edison International stock options, it includes Edison Mission Energy phantom stock options.

/(2)/ Each Edison International nonqualified stock option granted in 1999 may be exercised to purchase one share of common stock of Edison International. One-half of the value granted in the form of Edison International stock options includes dividend equivalents equal to the dividends that would have been paid on that number of shares of Edison International Common Stock. Dividend equivalents will be credited following the first three years of the option term if certain Edison International performance criteria discussed below are met. Dividend equivalents accumulate without interest. Once earned and vested, the dividend equivalents are payable in cash (i) upon the request of the holder prior to the final year of the option term, (ii) upon the exercise of the related option, or (iii) at the end of the option term regardless of whether the related option is exercised. After such payment, however, no additional dividend equivalents will accrue on the related option.

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

/(3)/ Each Edison Mission Energy phantom stock option represents a right to exercise an option to realize any appreciation in the value of one hypothetical share of Edison Mission Energy stock. The value of the stock is determined by a formula linked to project values, which are determined annually, and is based on 10 million hypothetical shares. Project values are determined based on economic models whose assumptions are approved by the Net Present Value Committee and the Edison International Affiliate Option Plan Management Committee. Subject to review by these committees, including their judgment on how projects that operate in a competitive or "merchant" environment should be valued for phantom option purposes, the valuation is consistent with the bases on which Edison Mission Energy invests, acquires, finances, refinances and otherwise makes capital decisions for new investments and value-maximizing decisions for existing investments. The exercise price is initially set equal to the value of the stock on the date of grant escalated on a compound basis, 9% per year, thereafter by a factor reflecting the approximate cost of capital during the year as determined by the Compensation and Executive Personnel Committee of Edison International. The annual escalation factor will be adjusted prospectively by the Compensation and Executive Personnel Committee for significant changes in the cost of capital. If the value of a share of Edison Mission Energy stock exceeds the exercise price for any subsequent year, the executive may exercise the vested portion of the options during the 60-day annual exercise window and be paid in cash the difference between the exercise price and the value of the shares.

      When the Edison Mission Energy phantom stock options were first issued in 1994, the Edison International Compensation and Executive Personnel Committee believed that the awards were an appropriate incentive program for executives of Edison Mission Energy. By the end of 1999, however, it was the view of the Edison International Compensation and Executive Personnel Committee that the phantom stock options had fulfilled their original purpose. While the phantom stock options had been an important contributor to the expansion of the business of Edison Mission Energy, they were no longer regarded as an optimal means of providing incentives to the managers and employees of Edison Mission Energy. Instead, the Edison International Compensation and Executive Personnel Committee concluded that it was more appropriate that the key employees of Edison Mission Energy have a common interest with Edison International shareholders in the integrated operations of Edison International reflected by the value of Edison International Common Stock.

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

/(4)/ The Edison International stock options become exercisable in four equal installments beginning on the first anniversary of their date of grant. Each option has a term of 10 years, subject to earlier expiration upon termination of employment as described below. The options are not transferable except upon death. Effective January 1, 1998, outstanding Edison International stock options were amended to allow certain senior officers to transfer Edison International stock options to a spouse, child or grandchild. If an executive retires, dies, or is permanently and totally disabled during the four-year vesting period, the unvested Edison International stock options will vest and be exercisable to the extent of 1/48 of the grant for each full month of service during the vesting period. Unvested Edison International stock options of any person who has served in the past on the Southern California Edison Company Management Committee will vest and be exercisable upon the member's retirement, death, or permanent and total disability. None of the named officers have served on the committee. Upon retirement, death or permanent and total disability, the vested Edison International stock options may continue to be exercised within their original term by the recipient or beneficiary. If an executive is terminated other than by retirement, death or permanent and total disability, Edison International stock options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination in the case of Edison International stock options, or during the next 60-day exercise window in the case of Edison Mission Energy phantom stock options. All unvested Edison International stock options are forfeited on the date of termination.

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

/(5)/ The expiration date of the Edison International stock options is January
      2, 2009; however, the final 60-day exercise period of Edison Mission Energy phantom stock options will occur during the second quarter of that year. The Edison International stock options are subject to earlier expiration upon termination of employment as described in footnote (4) above.

/(6)/ The grant date present value of each Edison International stock option was calculated as the sum of (i) the option value and (ii) the dividend equivalent value. The option value was calculated to be approximately $3.30 per option share using the Black-Scholes stock option pricing model. For purposes of this calculation, it was assumed that options would be outstanding for an average of seven years prior to exercise, the volatility rate was assumed to be 18%, the risk-free rate of return was assumed to be 4.75%, the historic average dividend yield was assumed to be 5.38% and the stock price and exercise price were $28.125.

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

                      AGGREGATED OPTION EXERCISES IN 1999
                          AND YEAR-END OPTION VALUES

                                                                 Number of           Value of
                                                                Unexercised        Unexercised
                                                                Options at         in-the-Money
                                                              Fiscal Year-End   Options at Fiscal
                                                                    (#)         Year-End ($)/(1)/
                                                              ---------------   -----------------
                                Shares
                             Acquired on     Value Realized     Exercisable/        Exercisable/
          Name               Exercise (#)         ($)           Unexercisable      Unexercisable
-------------------------    ------------   ----------------  -----------------  ------------------
Edward R. Muller
  Edison International                 --          --             64,625/36,575      368,250/22,531
  Edison Mission Energy                --          --            108,975/24,175  15,714,488/862,909

Robert M. Edgell
  Edison International             16,150     268,345/(2)/        38,875/25,125      207,843/16,094
  Edison Mission Energy                --          --             67,939/17,291   9,685,218/606,616

S. Linn Williams
  Edison International                 --          --             15,142/16,458      122,156/11,800
  Edison Mission Energy                --          --             41,995/10,315   6,024,531/371,947

Georgia R. Nelson
  Edison International                 --          --              6,183/15,183       37,487/11,800
  Edison Mission Energy                --          --              18,295/9,995   2,201,274/371,379

James V. Iaco, Jr.
  Edison International                 --          --              5,008/15,558       26,356/11,800
  Edison Mission Energy                --          --              37,943/9,807   5,365,163/367,822

/(1)/ Edison International options are treated as in-the-money if the fair market value of the underlying shares at December 31, 1999, exceeded the exercise price of the options. The dollar amounts shown for Edison International options are the differences between (i) the fair market value of the Edison International Common Stock underlying all unexercised in-the-money options at year-end 1999 and (ii) the exercise prices of those options. The aggregate value at year-end 1999 of all accrued dividend equivalents, exercisable and unexercisable, for Mr. Muller, Mr. Edgell, Mr. Williams, Ms. Nelson and Mr. Iaco was $308,870/$0, $235,486/$0, $45,090/$0, $12,300/$0 and $6,970/$0, respectively.

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

      Edison International and Edison Mission Energy have been considering an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February of 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors concluded in April 2000 that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it was not advisable to make such an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. Management is now considering the advisability of a revised exchange offer; although no decision has been made regarding whether, or in what form, a revised exchange offer will be recommended. The Compensation and Executive Personnel Committee, the Edison International Board of Directors and management are also developing methods to be used for valuing the 1999 merchant plant acquisitions for purposes of phantom option exercises and working on resolving other matters relating to the phantom options (including finalizing the valuation of the project portfolio at December 31, 1999). Upon resolution of the matters noted above, any adjustments which may be required to the accrued incentive liability ($254 million at December 31, 1999) will be recorded at that time.

      Edison Mission Energy made payments in settlement of the phantom stock options held by Messrs. Muller and Williams who resigned by mutual agreement earlier this year. See the section entitled "Employment Contracts and Termination of Employment Arrangements" below for further information regarding the terms of these agreements.

      There will be an opportunity for exercises of phantom options in an exercise window at some time in 2000, if phantom options then remain outstanding. The determination of the values that eligible optionees could obtain by exercising their options in 2000 has not been completed. There can be no assurance that these values would be the same as the values that have been considered for an exchange offer; but management believes that the amounts previously accrued for the phantom options would be adequate to cover amounts that may be paid out in 2000 under an exchange offer (if one is made) and/or phantom option exercises.

      If the values in the exchange offer reviewed by the Edison International Board of Directors in January - February 2000 were substituted for the deemed values at fiscal year-end 1998 in the above table, then the value of exercisable/unexercisable Edison Mission Energy phantom stock options would be as follows:

               --------------------------------------------------
                                                    $ / $
               --------------------------------------------------
               Edward R. Muller            34,548,620 / 1,712,354
               --------------------------------------------------
               Robert M. Edgell            21,619,712 / 1,242,930
               --------------------------------------------------
               S. Linn Williams              13,394,484 / 724,527
               --------------------------------------------------
               Georgia R. Nelson              5,977,713 / 691,598
               --------------------------------------------------
               James V. Iaco, Jr.            12,100,852 / 671,942
               --------------------------------------------------

      Neither the deemed values at fiscal year-end 1998 nor the value heretofore accrued for the phantom options, nor any values used for purposes of a future exchange offer, are necessarily indicative of actual values as of year-end 1999 or values that an employee might realize were the employee to exercise in the next exercise window.

/(2)/ Includes $137,270 of value realized from dividend equivalents.

Retirement Benefits
-------------------

      The following table sets forth estimated gross annual benefits payable upon retirement at age 65 to the executive officers named in the Summary Compensation Table above in the remuneration and years of service classifications indicated.

                            PENSION PLAN TABLE/(1)/

                                                     YEARS OF SERVICE
                      -------------------------------------------------------------------------------
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

/(1)/ Estimates are based on the provisions of the retirement plan, a qualified defined benefit employee retirement plan, and the executive retirement plan, a non-qualified supplemental executive retirement plan, currently covering Edison Mission Energy's executive officers with the following assumptions: (i) the qualified retirement plan will be maintained, (ii) optional forms of payment that reduce benefit amounts have not been selected, and (iii) any benefits in excess of limits contained in the Internal Revenue Code of 1986 and any incremental retirement benefits attributable to consideration of the annual bonus or participation in Edison Mission Energy's deferred compensation plans will be paid out of the executive retirement plan as unsecured obligations of Edison Mission Energy. Amounts in the Pension Plan Table include neither the Income Continuation Plan nor the Survivor Income/Retirement Income plans, which provide postretirement death benefits and supplemental retirement income benefits. These plans are discussed in "Other Retirement Benefits."

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

      Mr. Edgell has elected to retain coverage under a previous benefit program. This program provided, among other benefits, the post-retirement benefits discussed in the following section. The executive retirement plan benefits provided in the previous program are less than the benefits shown in the Pension Plan Table. To determine these reduced benefits, multiply the dollar amounts shown in each column by the following factors: 10 years of service -- 70%, 15 years -- 78%, 20 years -- 82%, 25 years -- 85%, 30 years --88%, 35 years --88%, and 40 years -- 89%.

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

                                Name and Address of                  Amount and Nature of
      Title of Class             Beneficial Owner                    Beneficial Ownership                    Percent of Class
      --------------             ----------------                    --------------------                    ----------------
Common Stock, no par value      The Mission Group             100 shares held directly and with exclusive           100%
                                18101 Von Karman Avenue,      voting and investment power
                                Suite 1700
                                Irvine, California 92612

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


                                                                                      Amount and Nature of
                                                                                    Beneficial Ownership as of
         Name                               Company and Class of Stock                December 31, 1999/(a)/
         ----                               --------------------------                ----------------------
     Alan J. Fohrer                      Edison International Common Stock                 238,900/(b)/
     Bryant C. Danner                    Edison International Common Stock                 221,302/(c)/
     William J. Heller/(p)/              Edison International Common Stock                 100,606/(d)/
     Robert M. Edgell                    Edison International Common Stock                  65,183/(e)/
     Edward R. Muller/(n)/               Edison International Common Stock                  79,025/(f)/
                                         Mission Capital Preferred Securities                2,478/(g)/
     S. Linn Williams/(o)/               Edison International Common Stock                  21,156/(h)/
     Georgia R. Nelson                   Edison International Common Stock                  16,290/(i)/
     James V. Iaco, Jr.                  Edison International Common Stock                  10,642/(j)/
                                         Mission Capital Preferred Securities                1,950/(k)/

     All directors and executive         Edison International Common Stock                 764,415/(l)/
      officers as a group                Mission Capital Preferred Securities                4,428/(m)/

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

   (b) Reports on Form 8-K

       The registrant filed the following report on Form 8-K during the quarter ended December 31, 1999.

       Date of Report          Date Filed               Item Reported
       --------------          ----------               -------------
       December 15, 1999       December 23, 1999             2,7

   (c) Exhibits

Exhibit No.    Description
-----------    -----------

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

Exhibit No.    Description
-----------    -----------

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

3.1 Amended and Restated Articles of Incorporation of Edison Mission Energy incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Current Report on Form 8-K, No. 1-13434 dated January 30, 1996. Originally filed with Edison Mission Energy's Registration Statement on Form 10 to the Securities and Exchange Commission on September 30, 1994 and amended by Amendment No. 1 thereto dated November 19, 1994 Amendment No. 2 thereto dated November 21, 1994 (as so amended, the "Form 10").

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

Exhibit No.    Description
-----------    -----------

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

Exhibit No.    Description
-----------    -----------

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

Exhibit No.    Description
-----------    -----------

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

10.38 Action of General Partner of Mission Capital, L.P. creating the 9 7/8% Cumulative Monthly Income Preferred Securities, Series A, dated as of November 30, 1994, incorporated by reference to
               Exhibit 10.38 to Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No.    Description
-----------    -----------

10.39 Action of General Partner of Mission Capital, L.P. creating the 8 1/2% Cumulative Monthly Income Preferred Securities, Series B, dated as of August 8, 1995, incorporated by reference to Exhibit
               10.39 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 1995.

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

Exhibit No.    Description
-----------    -----------

               and BANPU, incorporated by reference to Exhibit 10.48 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 1998.

10.49 Equity Support Guarantee by Edison Mission Energy dated December 23, 1998, in favor of ABN AMRO Bank N.V., and the Chase Manhattan Bank to guarantee certain equity funding obligations of EcoElectrica Ltd. and EcoElectrica Holdings Ltd. pursuant to EcoElectrica Ltd.'s Credit Agreement dated as of October 31, 1997, incorporated by reference to Exhibit 10.49 to Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Exhibit No.    Description
-----------    -----------

10.56.1 Amendment No. 1 to the Guarantee and Collateral Agreement, dated May 27, 1999, between Edison Mission Holdings, Edison Mission Finance Co., Homer City Property Holdings, Inc., Chestnut Ridge Energy Company, Mission Energy Westside, Inc., EME Homer City Generation L.P. and Edison Mission Energy in favor of United States Trust Company of New York, incorporated by reference to
               Exhibit 10.56.1 to Amendment No. 1 of Edison Mission Holdings Co.'s Registration Statement on Form S-4 to the Securities and Exchange Commission on February 8, 2000.

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

Exhibit No.    Description
-----------    -----------

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

10.62 Edison First Power Limited (Pounds sterling)1,150,000,000 Guaranteed Secured Variable Rate Bonds due 2019 Guaranteed by Maplekey UK Limited, incorporated by reference to Exhibit 10.62 to Edison Mission Energy's Current Report on Form 8-K/A, No. 1-13434 dated July 19, 1999.

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

Exhibit No.    Description
-----------    -----------

               reference to Exhibit 10.65 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 1999.

10.66 Debt Service Reserve Guarantee, dated as of July 16, 1999 made by Edison Mission Energy in favor of Bank of America National Trust and Savings Association, incorporated by reference to Exhibit
               10.66 to Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 1999.

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

21 List of Subsidiaries, incorporated by reference to Exhibit 21 to Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 1999.

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



                                    ARTHUR ANDERSEN LLP


Los Angeles, California
March 14, 2000

                             THE COGENERATION GROUP
                         COMBINED STATEMENTS OF INCOME
                                 (In Thousands)

                                                                        Years Ended December 31,
                                                                ------------------------------------------
                                                                  1999            1998             1997
                                                                -----------     --------         ---------
                                                                               (Unaudited)     (Unaudited)
Operating Revenues
  Sales of energy to Southern California Edison                    $432,989        $379,852        $ 402,839
  Sales of energy to Texaco Exploration and Production               13,797          11,755           11,715
  Sales of energy to ARCO Products Company                           28,961          26,229           26,423
  Sales of steam to Texaco Exploration and Production                67,357          68,441           89,682
  Sales of steam to ARCO Products Company                            51,831          46,943           48,216
                                                                   --------        --------        ---------

                Total operating revenues                            594,935         533,220          578,875
                                                                   --------        --------        ---------

Operating Expenses
  Fuel                                                              276,297         264,521          294,277
  Plant operations                                                   39,800          40,944           53,377
  Depreciation and amortization                                      22,530          22,573           22,280
  Administrative and general                                         20,712          19,884            8,014
                                                                    -------        --------        ---------

         Total operating expenses                                   359,339         347,922          377,948
                                                                    -------        --------        ---------

         Income from operations                                     235,596         185,298          200,927
                                                                   --------        --------        ---------

Other Income (Expense)
  Interest and other income                                           2,078           2,742            5,041
  Interest expense                                                   (2,699)         (3,327)          (4,197)
                                                                   --------        ---------       ---------

         Total other income (expense)                                  (621)           (585)             844
                                                                   --------        --------        ---------

Net Income                                                         $234,975        $184,713        $ 201,771
                                                                   ========        ========        =========


    The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                            COMBINED BALANCE SHEETS
                                (In Thousands)

                                                                    December 31,
                                                            ---------------------------
                                                               1999             1998
                                                               ----             ----
                                                                            (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                                   $ 16,026         $  6,537
  Trade receivables - affiliates                                70,461           68,749
  Other receivables                                                510              375
  Inventories                                                   19,274           18,876
  Prepaid expenses and other assets                              2,480            2,550
                                                              --------         --------

       Total current assets                                    108,751           97,087
                                                              --------         --------

Property, Plant and Equipment                                  683,744          678,623
  Less accumulated depreciation and amortization               298,914          278,520
                                                              --------         --------

       Net property, plant and equipment                       384,830          400,103
                                                              --------         --------

Intangible Assets, Net                                          20,566           21,696
                                                              --------         --------

Total Assets                                                  $514,147         $518,886
                                                              ========         ========

    The accompanying notes are an integral part of these combined financial statements.

                            THE COGENERATION GROUP
                            COMBINED BALANCE SHEETS
                                (In Thousands)

                                                              December 31,
                                                     ---------------------------
                                                        1999           1998
                                                        ----           ----
                                                                    (Unaudited)
Liabilities and Partners' Equity

Current Liabilities
  Accounts payable - affiliates                       $ 44,497         $ 37,417
  Accounts payable and accrued liabilities              13,493           11,661
  Current maturities of loans payable                       --            2,233
                                                      --------         --------

          Total current liabilities                     57,990           51,311
                                                      --------         --------

Loans Payable, net of current maturities                53,733           53,733
                                                      --------         --------

Maintenance Accrual                                     23,039           20,282
                                                      --------         --------

          Total liabilities                            134,762          125,326
                                                      --------         --------

Commitments and Contingencies (Note 6)

Partners' Equity                                       379,385          393,560
                                                      --------         --------

Total Liabilities and Partners' Equity                $514,147         $518,886
                                                      ========         ========


    The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                    COMBINED STATEMENTS OF PARTNERS' EQUITY
                                 (In Thousands)

                                                 Edison Mission
                                                     Energy             Texaco           ARCO            Total
                                                   Affiliates         Affiliates      Affiliates         Equity
                                                   ----------         ----------      ----------         ------
Balances at December 31, 1996                      $ 216,647           $ 82,406        $ 97,324        $ 396,377
Cash distributions (Unaudited)                       (94,326)           (53,900)        (42,075)        (190,301)
Net income (Unaudited)                               100,096             61,423          40,252          201,771
                                                   ---------           --------        --------        ---------
Balances at December 31, 1997 (Unaudited)            222,417             89,929          95,501          407,847
Cash distributions (Unaudited)                       (98,630)           (56,000)        (44,370)        (199,000)
Net income (Unaudited)                                91,634             56,218          36,861          184,713
                                                   ---------           --------        --------        ---------
Balances at December 31, 1998 (Unaudited)            215,421             90,147          87,992          393,560
Cash distributions                                  (123,510)           (71,325)        (54,315)        (249,150)
Net income                                           116,509             68,588          49,878          234,975
                                                   ---------           --------        --------        ---------
Balances at December 31, 1999                      $ 208,420           $ 87,410        $ 83,555        $ 379,385
                                                   =========           ========        ========        =========


    The accompanying notes are an integral part of these combined financial statements.

                             THE COGENERATION GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                         Years Ended December 31,
                                                                  --------------------------------------------
                                                                   1999                1998             1997
                                                                  -------             -------          -------
                                                                                    (Unaudited)      (Unaudited)
Cash Flows From Operating Activities
  Net income                                                       $234,975           $ 184,713        $ 201,771
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                22,530              22,573           22,280
        Loss on disposal of assets                                       51                  --               --
  Increase in receivables                                            (1,847)             (5,721)          (5,527)
  Decrease (increase) in inventories                                   (138)             (2,255)           1,305
  (Decrease) increase in payables                                     7,299             (12,335)          (5,572)
  (Decrease) increase in maintenance accrual                          2,757               3,100           (3,750)
  Other, net                                                            (41)               (146)              47
                                                                   --------           ---------        ---------
Net cash provided by operating activities                           265,586             189,929          210,554
                                                                   --------           ---------        ---------

Cash Flows From Investing Activities
  Capital expenditures                                               (4,835)             (7,962)         (19,548)
  Proceeds from disposal of assets                                        9                  --               --
                                                                  ---------           ---------        ---------
Net cash used in investing activities                                (4,826)             (7,962)         (19,548)
                                                                  ---------           ---------        ---------

Cash Flows From Financing Activities
  Proceeds from escrow account                                          112                 670              670
  Loan repayments                                                    (2,233)            (13,404)         (13,404)
  Distribution to partners                                         (249,150)           (199,000)        (190,301)
                                                                  ---------           ---------        ---------
Net cash used in financing activities                              (251,271)           (211,734)        (203,035)
                                                                  ---------           ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  9,489             (29,767)         (12,029)
Cash and Cash Equivalents at Beginning of Year                        6,537              36,304           48,333
                                                                  ---------           ---------        ---------

Cash and Cash Equivalents at End of Year                          $  16,026           $   6,537        $  36,304
                                                                  =========           =========        =========

Supplemental Cash Flow Information
  Interest paid                                                   $   2,712           $   3,378        $   4,257
                                                                  ---------           ---------        ---------
  Capital expenditures accrued in accounts payable                $   1,613           $      --        $      --
                                                                  ---------           ---------        ---------

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

Note 2. Summary of Significant Accounting Policies
--------------------------------------------------

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

Note 3.  Property, Plant and Equipment
--------------------------------------

   Plant and equipment consist of the following:

                                                                                 December 31,
                                                                          ---------------------------
                                                                            1999               1998
                                                                          --------            -------
                                                                                  (in millions)
Plant and equipment                                                                        (Unaudited)
  Power plant facilities                                                   $676.5              $672.3
  Building, furniture and office equipment                                    6.1                 6.1
  Construction in process                                                     1.1                 0.2
                                                                           ------              ------
                                                                            683.7               678.6
Less -- Accumulated depreciation and amortization                           298.9               278.5
                                                                           ------              ------
                                                                           $384.8              $400.1
                                                                           ======              ======

Note 4. Loans Payable
---------------------

                                                                                 December 31,
                                                                           --------------------------
                                                                            1999                1998
                                                                           -------             ------
                                                                                  (in millions)
Watson project:                                                                              (Unaudited)
  Note payable to ARCO (5%)                                                 $27.4               $27.4

  Note payable to Camino Energy Company (5%)                                 26.3                26.3
Sycamore project:
  $165 million Loan and Credit Agreement due 1999
  (Eurodollar rate + 0.625%) (6.625% at 12/31/98)                              --                 2.2
                                                                            -----               -----
Subtotal                                                                     53.7                55.9
Current maturities of loans payable                                            --                (2.2)
                                                                            -----               -----
Total                                                                       $53.7               $53.7
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

Note 5. Related-Party Transactions/Contractual Obligations
----------------------------------------------------------

Operating and Other Costs

   The amounts incurred by us, Texaco and their respective affiliates for operating and other costs charged to the Cogeneration Group, which are not disclosed elsewhere, were as follows:

                                                             (In Millions)
                                                 --------------------------------
                                                 1999        1998           1997
                                              --------      ------         --------
                                                          (Unaudited)    (Unaudited)
  Texaco and affiliates                         $ 3.8        $ 4.1          $ 4.4
  Edison Mission Energy and affiliates          $ 1.3        $ 1.3          $ 1.2

   The above costs represent salaries and wages, labor related costs and overhead of personnel and related costs for services directly performed on behalf of each partnership. In addition, such charges from Southern California Edison Company and its affiliates include interconnection charges which are billed based on tariffs applicable to similar customers. Management believes the basis for charges between affiliates is reasonable.

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

Note 6. Commitments and Contingencies
-------------------------------------

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

                             Edison Mission Energy
                                  (Registrant)


  By:                              /s/ Kevin M. Smith
        ------------------------------------------------------------------------
           KEVIN M. SMITH, SENIOR VICE PRESIDENT and CHIEF FINANCIAL OFFICER

  Date:                                 June 1, 2000
        ------------------------------------------------------------------------


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


           Signature                                                 Title                               Date
           ---------                                                 -----                               ----
Principle Executive Officer:

Alan J. Fohrer                                       President and Chief Executive Officer           June 1, 2000

Controller or Principal Accounting Officer:

Thomas E. Legro                                          Vice President and Controller               June 1, 2000

Majority of Board of Directors:

John E. Bryson                                               Chairman of the Board                   June 1, 2000

Bryant C. Danner                                                   Director                          June 1, 2000

Thomas R. McDaniel                                                 Director                          June 1, 2000

                                                                     SCHEDULE II

                    EDISON MISSION ENERGY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                                                    Additions
                                                             --------------------------

                                        Balance at           Charged to      Charged to
                                        Beginning            Costs and          Other                         Balance at
Description                              of Year             Expenses         Accounts       Deductions       End of Year
-----------                              -------             --------         --------       ----------       -----------
Year Ended December 31, 1999
   Allowance for doubtful accounts            --              $ 1,126              --               --          $ 1,126
   Maintenance Accruals                  $26,053              $37,673            $ 54          $38,116          $25,664

Year Ended December 31, 1998
   Allowance for doubtful accounts            --                   --              --               --               --
   Maintenance Accruals                  $21,209              $10,663            $263          $ 6,082          $26,053

Year Ended December 31, 1997
   Allowance for doubtful accounts            --                   --              --               --               --
   Maintenance Accruals                  $17,178              $11,149              --          $ 7,118          $21,209