Form 10-Q
period 2000-06-30
EDISON MISSION ENERGY
filed 2000-08-11
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended   June 30, 2000
                                     -----------------

                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from __________ to _________


                        Commission File Number 1-13434


                             Edison Mission Energy
            (Exact name of registrant as specified in its charter)

            California                                  95-4031807
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         18101 Von Karman Avenue
         Irvine, California                                92612
    (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (949) 752-5588


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. YES X   NO
                                                      ---     ---

    Number of shares outstanding of the registrant's Common Stock as of August 11, 2000: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS



Item                                                                       Page
----                                                                       ----

                        PART I - Financial Information

1.  Financial Statements....................................................  1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................... 17


                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K........................................ 35


                                   PART III

    Signatures.............................................................. 36

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                          (Unaudited)                               (Unaudited)
                                                       Three Months Ended                         Six Months Ended
                                                            June 30,                                  June 30,
                                                 ------------------------------           -------------------------------
                                                    2000                1999                 2000                  1999
                                                 ---------            ---------           ----------            ---------
Operating Revenues
   Electric revenues                             $ 687,476            $ 218,672           $1,378,790            $ 415,525
   Equity in income from energy projects            47,100               35,254               76,403               95,999
   Equity in income from oil and gas                10,761                6,118               18,557                9,760
   Operation and maintenance services                9,931                9,328               20,190               17,844
                                                 ---------            ---------           ----------            ---------

       Total operating revenues                    755,268              269,372            1,493,940              539,128
                                                 ---------            ---------           ----------            ---------
Operating Expenses
   Fuel                                            236,476               73,572              512,775              127,647
   Plant operations                                214,419               47,018              402,381               81,389
   Operation and maintenance services                7,700                7,543               15,681               14,013
   Depreciation and amortization                    99,500               35,597              202,495               59,743
   Administrative and general                       39,726               32,567               73,849               69,064
                                                 ---------            ---------           ----------            ---------

       Total operating expenses                    597,821              196,297            1,207,181              351,856
                                                 ---------            ---------           ----------            ---------

   Operating income                                157,447               73,075              286,759              187,272
                                                 ---------            ---------           ----------            ---------

Other Income (Expense)
   Interest and other income (expense)             (16,113)              12,792               (9,699)              20,584
   Gain on sale of assets                           16,990                    -               16,990                    -
   Interest expense                               (181,176)             (78,873)            (354,147)            (123,392)
   Dividends on preferred securities                (8,253)              (4,145)             (16,360)              (7,378)
                                                 ---------            ---------           ----------            ---------

       Total other income (expense)               (188,552)             (70,226)            (363,216)            (110,186)
                                                 ---------            ---------           ----------            ---------

   Income (loss) before income taxes               (31,105)               2,849              (76,457)              77,086

   Provision (benefit) for income taxes            (12,581)              (2,626)             (27,772)              13,675
                                                 ---------            ---------           ----------            ---------

Income (loss) before change in accounting
principle                                        $ (18,524)           $   5,475           $  (48,685)           $  63,411

Cumulative effect on prior years of
change in accounting for major maintenance
costs, net of tax                                        -                    -               17,690                    -

Cumulative effect on prior years of change
in accounting for start-up costs, net of  tax            -                    -                    -              (13,840)
                                                 ---------            ---------           ----------            ---------

Net Income (Loss)                                $ (18,524)           $   5,475           $  (30,995)           $  49,571
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

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                   (Unaudited)                (Unaudited)
                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                             ------------------------   -----------------------
                                                 2000         1999          2000        1999
                                              ---------     --------     ---------    --------
Net Income (Loss)                             $ (18,524)    $  5,475     $ (30,995)   $ 49,571
Other comprehensive expense, net of tax:
   Foreign currency translation
   adjustments, net of income tax
   benefit of $2,620 and $1,416 for the
   three months and $3,427 and $2,794
   for the six months ended June 30, 2000
   and 1999, respectively                       (94,738)     (29,032)     (138,271)    (41,657)
                                              ---------     --------     ---------    --------

Comprehensive Income (Loss)                   $(113,262)    $(23,557)    $(169,266)   $  7,914
                                              =========     ========     =========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                 (Unaudited)
                                                                   June 30,              December 31,
                                                                     2000                    1999
                                                                 -----------             -----------
Assets

Current Assets
   Cash and cash equivalents                                     $   650,775             $   398,695
   Accounts receivable - trade, net of allowance:
      2000 and 1999, $1,126                                          374,497                 254,538
   Accounts receivable - affiliates                                    6,587                   9,597
   Inventory                                                         324,407                 258,864
   Prepaid expenses and other                                         30,627                  35,665
                                                                 -----------             -----------
       Total current assets                                        1,386,893                 957,359
                                                                 -----------             -----------

Investments
   Energy projects                                                 1,984,284               1,891,703
   Oil and gas                                                        52,416                  49,173
                                                                 -----------             -----------
       Total investments                                           2,036,700               1,940,876
                                                                 -----------             -----------

Property, Plant and Equipment                                     12,196,003              12,533,413
   Less accumulated depreciation and amortization                    569,905                 411,079
                                                                 -----------             -----------
       Net property, plant and equipment                          11,626,098              12,122,334
                                                                 -----------             -----------

Other Assets
   Goodwill                                                          268,860                 290,695
   Deferred financing costs                                          127,307                 133,948
   Restricted cash and other                                          85,968                  89,009
                                                                 -----------             -----------
       Total other assets                                            482,135                 513,652
                                                                 -----------             -----------

Total Assets                                                     $15,531,826             $15,534,221
                                                                 ===========             ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           (Unaudited)
                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                           -----------             -----------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                                           $    71,743             $     7,772
   Accounts payable and accrued liabilities                                    453,425                 328,057
   Interest payable                                                            111,572                  89,272
   Short-term obligations                                                    1,233,779               1,122,067
   Current maturities of long-term obligations                                 686,371                 225,679
                                                                           -----------             -----------
       Total current liabilities                                             2,556,890               1,772,847
                                                                           -----------             -----------

Long-Term Obligations - Affiliates                                             304,950                  78,000
                                                                           -----------             -----------
Long-Term Obligations Net of Current Maturities                              6,942,519               7,361,308
                                                                           -----------             -----------

Long-Term Deferred Liabilities
   Deferred taxes and tax credits                                            1,382,016               1,520,490
   Deferred revenue                                                            487,915                 534,531
   Accrued incentive compensation                                              206,173                 253,513
   Other                                                                       340,812                 468,161
                                                                           -----------             -----------
       Total long-term deferred liabilities                                  2,416,916               2,776,695
                                                                           -----------             -----------

Total Liabilities                                                           12,221,275              11,988,850
                                                                           -----------             -----------

Preferred Securities of Subsidiaries
   Company-obligated mandatorily redeemable
     security of partnership holding solely
     parent debentures                                                         150,000                 150,000
   Subject to mandatory redemption                                             187,480                 208,840
   Not subject to mandatory redemption                                         118,054                 118,054
                                                                           -----------             -----------
       Total preferred securities of subsidiaries                              455,534                 476,894
                                                                           -----------             -----------

Commitments and Contingencies (Note 5)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding                              64,130                  64,130
   Additional paid-in capital                                                2,629,406               2,629,406
   Retained earnings                                                           289,245                 364,434
   Accumulated other comprehensive income (loss)                              (127,764)                 10,507
                                                                           -----------             -----------
Total Shareholder's Equity                                                   2,855,017               3,068,477
                                                                           -----------             -----------

Total Liabilities and Shareholder's Equity                                 $15,531,826             $15,534,221
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

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           (Unaudited)
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                     2000                 1999
                                                                                 -----------           -----------
Cash Flows From Operating Activities
   Net income (loss)                                                             $   (30,995)          $    49,571
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Equity in income from energy projects                                         (76,403)              (95,999)
       Equity in income from oil and gas                                             (18,557)               (9,760)
       Distributions from energy projects                                             53,158                55,861
       Dividends from oil and gas                                                     12,530                   400
       Depreciation and amortization                                                 202,495                59,743
       Amortization of discount on short-term obligations                             38,117                 5,524
       Deferred taxes and tax credits                                                (71,213)               16,937
       Gain on sale of assets                                                        (16,990)                    -
       Cumulative effect on prior years of change in accounting                      (17,690)               13,840
   Increase in accounts receivable                                                  (117,909)              (40,189)
   Increase in inventory                                                             (62,633)               (4,815)
   Decrease in prepaid expenses and other                                              6,703                 5,208
   Increase in accounts payable and accrued liabilities                              188,298                 6,287
   Increase in interest payable                                                       32,027                51,961
   Increase (decrease) in accrued incentive compensation                             (47,340)               19,200
   Other, net                                                                         (5,232)              (35,484)
                                                                                 -----------           -----------
       Net cash provided by operating activities                                      68,366                98,285
                                                                                 -----------           -----------

Cash Flows From Financing Activities
   Borrowings on long-term obligations                                             2,351,066             1,810,518
   Payments on long-term obligations                                              (1,858,207)             (154,658)
   Short-term financing, net                                                          75,713               703,499
   Capital contribution from parent                                                        -               300,000
   Dividends to parent                                                               (44,000)                    -
   Issuance of preferred securities                                                        -               202,212
                                                                                 -----------           -----------
       Net cash provided by financing activities                                     524,572             2,861,571
                                                                                 -----------           -----------

Cash Flows From Investing Activities
   Investments in and loans to energy projects                                       (98,841)              (46,254)
   Purchase of generating station                                                          -            (1,800,355)
   Purchase of  acquired companies                                                   (28,448)             (648,246)
   Capital expenditures                                                             (178,504)              (70,113)
   Proceeds from sale of interest in project                                          22,000                     -
   (Increase) decrease in restricted cash                                              3,571                (6,163)
   Other, net                                                                        (27,359)              (30,254)
                                                                                 -----------           -----------
       Net cash used in investing activities                                        (307,581)           (2,601,385)
                                                                                 -----------           -----------

Effect of exchange rate changes on cash                                              (33,277)               (9,369)
                                                                                 -----------           -----------

Net increase in cash and cash equivalents                                            252,080               349,102
Cash and cash equivalents at beginning of period                                     398,695               459,178
                                                                                 -----------           -----------

Cash and cash equivalents at end of period                                       $   650,775           $   808,280
                                                                                 ===========           ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


NOTE 1.  GENERAL

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

  Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission effective March 30, 2000. We follow the same accounting policies for interim reporting purposes, with the exception of the change in accounting for major maintenance costs (see Note 2). This quarterly report should be read in connection with such financial statements.

  Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

NOTE 2.  CHANGES IN ACCOUNTING

  Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the U.S. Securities and Exchange Commission (SEC) issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2001. Due to the position taken by the SEC Staff, we decided voluntarily to change our accounting policy so as to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000. Pro forma data has not been provided for prior periods, as the impact would not be material.

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

NOTE 3.  INVENTORY

  Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2000 and December 31, 1999 consisted of the following:

                                                     (In millions)
                                              (Unaudited)
                                                June 30,     December 31,
                                                  2000           1999
                                                 ------         ------
Coal and fuel oil                                $253.0         $190.1
Spare parts, materials and supplies                71.4           68.8
                                                 ------         ------
Total                                            $324.4         $258.9
                                                 ======         ======


NOTE 4.  ACQUISITION AND DISPOSITIONS

  On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price, long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 megawatts (MWs). The purchase price is approximately $45 million (90 billion Italian Lira), with equity contribution obligations of up to $16 million (33 billion Italian Lira), depending on the number of projects that are ultimately developed. As of June 2000, payments included $27 million towards the purchase price and $13 million in equity contributions.

  On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

  Subsequent to the end of the second quarter, one of our subsidiaries entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. Under the terms of the 5-year lease, we have a fixed price purchase option at the end of five years of $300 million. We guaranteed the monthly payments under the lease. In connection with the sale-leaseback, we purchased the $240 million of notes issued by the lessor which accrue interest at LIBOR plus 0.65 to 0.95 depending on the investment rating. The notes are due and payable in five years. No gain or loss will be recorded on the sale of the equipment.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Firm Commitment for Asset Purchase

Project                         Local Currency              U.S. ($ in millions)
-------                         --------------              --------------------
Italian Wind Projects (i)     36 billion Italian Lira             $ 18


(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

  In May 2000, we entered into a purchase and sale agreement with P&L Coal Holdings Corporation and Gold Fields Mining Corporation (Peabody) to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price is based on the sum of:
(a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. Upon completion of this acquisition, we plan to merge Citizens' trading operations into our own trading operations, and to conduct future trading out of Boston, MA. We expect the closing of the acquisition, which is subject to a number of conditions, including consent of third parties, to be completed during the third quarter of 2000.

Firm Commitments to Contribute Project Equity

Projects                        Local Currency              U.S. ($ in millions)
--------                        --------------              --------------------
ISAB (i)                     244 billion Italian Lira            $ 121
Tri Energy (ii)                                                     25
Italian Wind Projects (iii)    6 billion Italian Lira                3


(i) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Equity is scheduled to be contributed in August 2000.

(ii) Tri Energy is a 700-MW gas-fired power plant under construction in Ratchaburi Province, Thailand. A wholly owned subsidiary of Edison Mission Energy owns a 25% interest. Commercial operations commenced in July 2000. Equity was contributed in July 2000.

(iii) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management does not believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity


Projects                                                    U.S. ($ in millions)
--------                                                    --------------------
Paiton (i)                                                        $ 62
Tri Energy (ii)                                                     20
All Other                                                           30

(i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $79 million has been contributed as of June 30, 2000.

      As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made all fixed monthly payments (March through July) on time and in full, and has paid all invoices for energy delivered. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the power purchase agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

      In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton debt documents related to the authorized usage of the monies during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of contingent equity can be used for this purpose. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $42 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $62 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of June 30, 2000, Paiton Energy's shareholders have contributed to Paiton $169 million of contingent equity, of which our share was $79 million.

      The contractor for the Paiton project and Paiton Energy reached a global settlement in principal. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the required lender approval can be obtained. As noted, the shareholders' obligation to contribute contingent equity to Paiton Energy to enable it to pay the contractor for the finally agreed amount is limited to $30 million. Paiton Energy's obligations to the contractor exceed this amount. The shortfall will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies." Paiton Energy is presently seeking Lender approval of the global settlement agreement with the Contractor.

      Our contingent equity obligations for the Paiton project are to be cancelled, if unused, as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The Export-Import Bank of the United States agreed to extend the term financing commitment through December 31, 2000 and has determined that the project will need to meet additional terms and conditions for take-out of the construction lenders.

(ii) Contingent obligations to contribute additional equity to the project relate specifically to an agreement between us and Banpu Public Company (a project shareholder) to provide certain back-up equity assurances to the project's lenders should Banpu be unable to fund the full portion of its equity when due. At present, we do not anticipate a requirement to fund this additional equity.

  Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

Subsidiary Indemnification Agreements

  Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of June 30, 2000, if payment were required, would be $269 million. We do not believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

  Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $467 million investment at June 30, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Japan Bank of International Cooperation (formerly known as The Export-Import Bank of Japan), the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton Energy. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

  In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. PLN has not paid invoices amounting to $561 million for capacity charges and fixed operating costs under the power purchase agreement. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

  On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. To date, PLN has made timely payments of the fixed capacity totaling $45 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be dealt with under the overall tariff restructuring negotiations. PLN and Paiton Energy entered into negotiations on a long-term restructuring of the tariff, but no final agreement has been reached to date. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At June 30, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

  We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $65 million for the remainder of 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we anticipate upgrades to the environmental controls at the Illinois Plants to control nitrogen oxide emissions to result in expenditures of approximately $39 million for the remainder of 2000 and $56 million, $126 million and $16 million for 2001, 2002 and 2003, respectively. In addition, at the Ferrybridge and Fiddler's Ferry plants, we are committed to incur environmental costs arising from plant modification, totaling approximately $40 million for the remainder of 2000 and $262 million for the 2001-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

NOTE 6.  BUSINESS SEGMENTS

  We operate predominately in one line of business, electric power generation, with reportable segments organized by geographic region: United States, Asia Pacific and Europe, Central Asia, Middle East and Africa. Our plants are located in different geographic areas, which tends to mitigate the effects of regional markets, economic downturns or unusual weather conditions.

          (In millions)                                                   Europe,
           (Unaudited)                                                 Central Asia,
        Three Months Ended                                Asia          Middle East         Corporate/
           June 30, 2000               Americas         Pacific         and Africa           Other/(i)/          Total
        ------------------             --------        --------        -------------        ----------         ---------
Operating revenues                     $  451.8        $   42.5           $  261.0          $       --         $   755.3
Net income (loss)                           5.5           (11.7)              22.3               (34.6)            (18.5)
Total assets                           $7,867.4        $2,798.7           $4,865.7          $       --         $15,531.8

           June 30, 1999
        ------------------
Operating revenues                     $  122.6        $   56.1           $   90.7          $       --         $   269.4
Net income (loss)                          21.0            (4.4)               1.7               (12.8)              5.5
Total assets                           $3,504.6        $2,486.8           $2,166.8          $       --         $ 8,158.2

          (In millions)                                                   Europe,
           (Unaudited)                                                 Central Asia,
         Six Months Ended                                Asia          Middle East         Corporate/
           June 30, 2000               Americas         Pacific         and Africa           Other/(i)/          Total
        ------------------             --------        --------        -------------        ----------         ---------
Operating revenues                     $  731.4        $   97.5           $  665.0          $       --         $ 1,493.9
Net income (loss)                         (27.1)          (17.0)              81.0               (67.9)            (31.0)
Total assets                           $7,867.4        $2,798.7           $4,865.7          $       --         $15,531.8

           June 30, 1999
        ------------------
Operating revenues                     $  207.2        $  106.3           $  225.6          $       --         $   539.1
Net income (loss)                          51.0           (14.4)              28.9               (15.9)             49.6
Total assets                           $3,504.6        $2,486.8           $2,166.8          $       --         $ 8,158.2

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

                                                  (In millions)
                                        (Unaudited)            (Unaudited)
                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
Operating Revenues                 $177,255    $128,702    $293,806    $262,441
Income from Operations               52,658      46,203      88,717     100,459
Net Income                           59,962      45,925      95,647     100,743

NOTE 8.  LONG-TERM INCENTIVE PLAN

   As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the first quarter of 2000, Edison International and Edison Mission Energy considered an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it was not advisable to make an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer and on July 3, 2000, a revised exchange offer was made to holders of Edison Mission Energy phantom stock options. 100% of the holders of Edison Mission Energy phantom stock options accepted the revised exchange offer and on August 8, 2000 all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The exchange offer is principally for cash with a portion exchanged for stock equivalent units relating to Edison International Common Stock. The vested cash payment will occur on March 13, 2001 and will accrue interest from August 8, 2000. The number of stock equivalent units was determined on the basis of a price of $20.50 per share, and the stock equivalent units will receive dividend equivalents. Participants may elect to cash their vested stock equivalent units on either the first or third anniversary of the exchange offer date (August 8, 2000) for an amount equal to the daily average of EIX common stock on the New York Stock Exchange for the twenty trading days preceding the elected payment date. Some of the affiliate option holders have elected to defer payments of the cash and stock equivalent units, and the payment schedules for them will be different from that described above. Since all of the outstanding affiliate options have been terminated through the exchange offer, there will be no future exercises of the affiliate options. Due to the lower valuation of the revised exchange offer compared to the values previously considered, EME will reduce (in the third quarter) the liability for accrued incentive compensation by approximately $55 million to $60 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements that reflect Edison Mission Energy's current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this discussion, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause different results may include actions by state and federal regulatory bodies implementing the restructuring of the electric utility industry; the effects of new laws and regulations or new interpretations of existing laws and regulation; the effects of increased competition in energy-related businesses; changes in prices of electricity and fuel costs; changes in financial market conditions; risks of doing business in foreign countries, such as political changes and currency devaluations; power plant construction and operation risks; new or increased environmental liabilities; weather conditions and other unforeseen events. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to Edison Mission Energy and its consolidated subsidiaries.

General
-------

  We are an independent power producer engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. Our current investments include 76 projects totaling 28,682 megawatts (MW) of generation capacity, of which 28,399 MW are in operation and our share is 22,955 MW. 283 MW are under construction of which our share is 142 MW.

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

Acquisition and Dispositions
----------------------------

  On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian

Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 megawatts (MWs). The purchase price is approximately $45 million (90 billion Italian Lira) with equity contribution obligations of up to $16 million (33 billion Italian Lira), depending on the number of projects that are ultimately developed. As of June 2000, payments included $27 million towards the purchase price and $13 million in equity contributions.

  On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

  Subsequent to the end of the second quarter, one of our subsidiaries entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. Under the terms of the 5-year lease, we have a fixed price purchase option at the end of five years of $300 million. We guaranteed the monthly payments under the lease. In connection with the sale-leaseback, we purchased the $240 million of notes issued by the lessor which accrue interest at LIBOR plus 0.65 to 0.95 depending on the investment rating. The notes are due and payable in five years. No gain or loss will be recorded on the sale of the equipment.

Results of Operations
---------------------

Operating Revenues

  Electric revenues increased $468.8 million and $963.3 million for the second quarter and six months ended June 30, 2000, compared with the corresponding periods of 1999. The increase in electric revenues was primarily due to acquisitions of the Ferrybridge and Fiddler's Ferry plants (July 1999), the Illinois Plants (December 1999), the Homer City plant (March 1999) and the start of commercial operation of the Doga project in May 1999. Equity in income from energy projects increased $11.8 million during the second quarter of 2000 and decreased $19.6 million during the six months ended June 30, 2000, compared with the corresponding periods of 1999. The increase for the second quarter of 2000 was primarily the result of higher revenues from cogeneration projects due to higher energy pricing. The decrease for the six months ended June 30, 2000 was primarily due to higher revenues during the first quarter of 1999 as a result of a final settlement on energy prices tied to short-term avoided costs with applicable public utilities and, second, from one cogeneration project as a result of a gain on termination of a power sales agreement. Equity income from oil and gas projects increased $4.6 million and $8.8 millions for the second quarter and six months ended June 30, 2000, compared with the corresponding periods of 1999 as a result of higher oil and gas prices.

  Due to warmer weather during the summer months, electric revenues generated from the Homer City plant is usually higher during the third quarter of each year. In addition, our third quarter revenues from energy projects are materially higher than other quarters of the year due to a significant number of our domestic energy projects located on the West Coast and the Illinois Plants, which have power sales contracts that provide for higher payments during the summer months. The First Hydro plant and Ferrybridge and Fiddler's Ferry plants provide for higher electric revenues during the winter months.

Operating Expenses

  Operating expenses increased $401.5 million and $855.3 million for the second quarter and six months ended June 30, 2000, compared with the corresponding periods of the prior year. The increase was due primarily to higher fuel, plant operations and depreciation and amortization expenses as a result of there being no comparable second quarter and six month prior year expenses for the Ferrybridge and Fiddler's Ferry plants and the Illinois Plants (both acquired in the second half of 1999) and to a lessor extent the Homer City plant (acquired in March 1999) and the Doga project, which commenced commercial operation in May 1999.

Operating Income

  Operating income increased $84.4 million and $99.5 million for the second quarter and six months ended June 30, 2000, compared with the corresponding period of prior year. The increase during the second quarter from the prior year was primarily due to operating income from the Illinois Plants and Homer City and equity in income from energy and oil and gas projects discussed above. The increase in the six month period June 30, 2000 from the prior year was primarily due to Ferrybridge and Fiddler's Ferry plants and the Homer City plant partially offset by losses from the Illinois Plants and lower equity in income from energy projects discussed above. The operating income from Ferrybridge and Fiddler's Ferry, which is expected to be higher during the winter months, was adversely affected by lower energy prices during the first quarter in 2000 due to warmer than average weather and regulatory uncertainty regarding planned changes in the electricity trading arrangements. Operating losses from the Illinois Plants during the first quarter were due primarily to lower non-summer electricity prices under the power purchase agreement with Commonwealth Edison and lower non-summer generation.

  During May 2000, we experienced a major outage due to extensive damage to the generator at one of our two 500 MW Units at the Loy Yang B power plant complex in Australia. We expect the repairs to be completed and the Unit restored to
operation by September 2000.   Under our insurance program we are obligated for
the property damage insurance deductible of $2 million and for loss of profits during the first 15 days following the insurable event. The repair costs in excess of the deductible amount together with the loss of profits after the first 15 days and until the unit is back in operation are expected to be recovered from insurance. During the second quarter of 2000, we recorded after-tax losses of $5.3 million related to this outage.

Other Income (Expense)

  Interest and other income (expense) decreased $28.9 million and $30.3 million for the second quarter and six months ended June 30, 2000, compared with the corresponding periods of the prior year. The decrease was primarily due to an unrealized mark to market loss of $34.4 million on a gas swap entered into as an economic hedge of a portion of our gas price risk related to our share of gas production in Four Star (an oil and gas company which we have a minority interest and account for under the equity method). Although we believe the gas swap hedges our gas price risk, hedge accounting is not permitted for transactions of our equity method investments. Accordingly, to the extent that gas prices are greater than the gas swap hedge, our share of future earnings from this investment will be higher.

  On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

  Interest expense increased $102.3 million and $230.8 million for the second quarter and six months ended June 30, 2000, compared with the corresponding period of the prior year. The increase was primarily the result of additional debt financing associated with the acquisition of the Illinois Plants, the Ferrybridge and Fiddler's Ferry plants and the Homer City plant.


Provision (Benefit) for Income Taxes

  During the six months ended June 30, 2000, we recorded an income tax benefit based on projected income for the year and benefits under the tax sharing agreement. The annual effective tax rate for the six months ended June 30, 1999 was 18%. The annual effective tax rate in 1999 was below the Federal statutory rate of 35% due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different tax jurisdictions. The annual effective tax rate for the six months ended June 30, 2000 was 38%. The annual effective tax rate is expected to increase from the prior year due to lower foreign income tax benefits from 1999 and higher state income taxes due to the Homer City plant and Illinois Plants.

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

Cumulative Effect of Change in Accounting Principle

  Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the U.S. Securities and Exchange Commission ("SEC") issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2001. Due to the position taken by the SEC Staff, we decided voluntarily to change our accounting policy so as to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000.

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

Recent Developments

  As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the first quarter of 2000, Edison International and Edison Mission Energy considered an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer
terms and documentation.   The Compensation and Executive Personnel Committee
and the Edison International Board of Directors subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it was not advisable to make an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer and on July 3, 2000, a revised exchange offer was made to holders of Edison Mission Energy phantom stock options. 100% of the holders of Edison Mission Energy phantom stock options accepted the revised exchange offer and on August 8, 2000 all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The exchange offer is principally for cash with a portion exchanged for stock equivalent units relating to Edison International Common Stock. The vested cash payment will occur on March 13, 2001 and will accrue interest from August 8, 2000. The number of stock equivalent units was determined on the basis of a price of $20.50 per share, and the stock equivalent units will receive dividend equivalents. Participants may elect to cash their vested stock equivalent units on either the first or third anniversary of the exchange offer date (August 8, 2000) for an amount equal to the daily average of EIX common stock on the New York Stock Exchange for the twenty trading days preceding the elected payment date. Some of the affiliate option holders have elected to defer payments of the cash and stock equivalent units, and the payment schedules for them will be different from that described above. Since all of the outstanding affiliate options have been terminated through the exchange offer, there will be no future exercises of the affiliate options. Due to the lower valuation of the revised exchange offer compared to the values previously considered, EME will reduce (in the third quarter) the liability for accrued incentive compensation by approximately $55 million to $60 million.

  In July 2000, we have undertaken a series of actions designed to reduce administrative and general operating costs, including reductions in management and administrative personnel. As a result of these actions, we expect to record a charge of approximately $7 million against third quarter earnings for severance and other related costs.

Liquidity and Capital Resources
-------------------------------

  For the six months ended June 30, 2000, net cash provided by operating activities decreased to $68.4 million from $98.3 million for the same period in 1999. The 2000 decrease primarily reflects higher working capital requirements including payments of accrued incentive compensation.

  Net cash provided by financing activities totaled $524.6 million during the six months ended June 30, 2000, compared to $2,861.6 million for the corresponding period of the prior year. The decrease is primarily due to the 1999 Edison Mission Energy Holding Co., parent company of Homer City, borrowing of $830 million, our financing of $700 million, and borrowing on the corporate revolver of $220 million, the proceeds of which were used to purchase the Homer City plant. In connection with the 1999 acquisition of our interest in Contact Energy, we entered into a $214 million credit facility and issued $120 million of Flexible Money Market Cumulative Preferred Stock and $84 million Class A Redeemable Preferred Shares. In addition, we also received $300 million in equity contributions from Edison International, our parent company. In February 2000, Edison Mission Midwest Holdings Co. issued $1.7 billion of commercial paper under its credit facility and repaid a similar amount of outstanding bank borrowings for the Illinois Plants. In January 2000, one of our foreign subsidiaries borrowed $242.7 million from Edison Capital, an indirect affiliate. During the six month period ended June 30, 2000, we paid dividends of $44 million to Edison International. As of June 30, 2000, we had recourse debt of $2.9 billion, with an additional $6.3 billion of non-recourse debt (debt which is recourse to specific assets or subsidiaries) on our consolidated balance sheet.

  Net cash used in investing activities decreased to $307.6 million for the six months ended June 30, 2000 from $2,601.4 million for the six months ended June 30, 1999. The decrease is primarily due to the $1.8 billion purchase of Homer City in March 1999 and $648 million purchase of our interest in Contact Energy in May 1999. Through June 2000, $27 million was paid towards the purchase price and $13 million in equity contributions for the Italian Wind Projects. In addition, $33.5 million was made in equity contributions for the EcoElectrica project in June 2000. We invested $178.5 million and $70.1 million during the six-month period ended June 30, 2000 and 1999, respectively, in new plant equipment principally related to the Homer City plant and Illinois Plants in 2000 and the Doga project in 1999.

  Capital expenditures, including environmental expenditures disclosed under the caption "Environmental Matters or Regulation," in 2000 are expected to approximate $416 million. In addition, we have entered into a reservation agreement with a turbine equipment manufacturer to obtain the right to purchase nine turbines at specified delivery dates in 2002 and 2003. We plan to use this equipment in connection with expansion of our gas-fired generation projects in the United States.

  At June 30, 2000, we had cash and cash equivalents of $650.8 million and had available $265 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001 and a $300 million senior credit facility that expires in 2001. The $300 million senior credit facility was entered into in May 2000 to fund for general corporate purposes. The borrowing capacity under our credit facilities may be reduced by borrowings for firm commitments to contribute project equity. We also had $15 million of borrowing capacity under a $700 million commercial paper facility that expires in 2001.

Firm Commitment for Asset Purchase

Project                       Local Currency                U.S. ($ in millions)
-------                       --------------                --------------------
Italian Wind Projects (i)     36 billion Italian Lira               $ 18

(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

  In May 2000, we entered into a purchase and sale agreement with P&L Coal Holdings Corporation and Gold Fields Mining Corporation (Peabody) to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price is based on the sum of:
(a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. Upon completion of this acquisition, we plan to merge Citizens' trading operations into our own trading operations, and to conduct future trading out of Boston, MA. We expect the closing of the acquisition, which is subject to a number of conditions, including consent of third parties, to be completed during the third quarter of 2000.

Firm Commitments to Contribute Project Equity

Projects                       Local Currency               U.S. ($ in millions)
--------                       --------------               --------------------
ISAB (i)                       244 billion Italian Lira             $ 121
Tri Energy (ii)                                                        25
Italian Wind Projects (iii)    6 billion Italian Lira                   3

  (i) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Equity is scheduled to be contributed in August 2000.

 (ii) Tri Energy is a 700-MW gas-fired power plant under construction in Ratchaburi Province, Thailand. A wholly owned subsidiary of Edison Mission Energy owns a 25% interest. Commercial operations commenced in July 2000. Equity was contributed in July 2000.

(iii) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

  Firm commitments to contribute project equity could be accelerated due to certain events of default as defined in the non-recourse project financing facilities. Management has no reason to believe that these events of default will occur to require acceleration of the firm commitments.

Contingent Obligations to Contribute Project Equity

Projects                                                    U.S. ($ in millions)
--------                                                    --------------------
Paiton (i)                                                         $ 62
Tri Energy (ii)                                                      20
All Other                                                            30

 (i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $79 million has been contributed as of June 30, 2000.

     As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made all fixed monthly payments (March through July) on time and in full, and has paid all invoices for energy delivered. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the power purchase agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

     In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton Energy debt documents related to the authorized usage of the monies during the agreed interim period, which extends from October 15, 1999 through July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and other costs related to the construction of the project, provided that in the latter case no more than an aggregate of $30 million of contingent equity can be used for this purpose. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $42 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $62 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of June 30, 2000, Paiton Energy's shareholders have contributed to Paiton $169 million of contingent equity, of which our share was $79 million.

     The contractor for the Paiton project and Paiton Energy reached a global settlement in principal. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the required lender approval can be obtained. As noted, the shareholders' obligation to contribute contingent equity to Paiton Energy to enable it to pay the contractor for the finally agreed amount is limited to $30 million. Paiton Energy's obligations to the contractor exceed this amount. The shortfall will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies." Paiton Energy is presently seeking Lender approval of the global settlement agreement with the Contractor.

     Our contingent equity obligations for the Paiton project are to be cancelled, if unused, as of the date of term financing by the Export-Import Bank of the United States. Term financing by the Export-Import Bank of the United States is the subject of a comprehensive set of conditions. The obligation of the Export-Import Bank of the United States to provide term financing was initially scheduled to terminate on October 15, 1999. The Export-Import Bank of the United States agreed to extend the term financing commitment through December 31, 2000 and has determined that the project will need to meet additional terms and conditions for take-out of the construction lenders.

(ii) Contingent obligations to contribute additional equity to the project relate specifically to an agreement between us and Banpu Public Company (a project shareholder) to provide certain back-up equity assurances to the project's lenders should Banpu be unable to fund the full portion of its equity when due. At present, we do not anticipate a requirement to fund this additional equity.

  Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

Subsidiary Indemnification Agreements

  Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of June 30, 2000, if payment were required, would be $269 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

  Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $467 million investment at June 30, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Japan Bank of International Cooperation (formerly known as The Export-Import Bank of Japan), the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton Energy. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

  In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. PLN has not paid invoices amounting to $561 million for capacity charges and fixed operating costs under the power purchase agreement. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

  On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructure of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. To date, PLN has made timely payments of the fixed capacity totaling $45 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be dealt with under the overall tariff restructuring negotiations. PLN and Paiton Energy have entered into negotiations on a long-term restructuring of the tariff, but no final agreement has been reached to date. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

  Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At June 30, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

  Interest rate changes affect the cost of capital needed to finance the construction and operation of our projects. We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for a number of our project financings. Interest expense included $9.6 million and $12.5 million of additional interest expense for the six months ended June 30, 2000 and 1999, respectively, as a result of interest rate hedging mechanisms. We have entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

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

  In July 1998, the UK Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts for differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. The UK Government accepted the proposals in October 1998 subject to certain reservations. Following this, further proposals were published by the Regulator in July and October 1999. The proposals include, among other things, the establishment of voluntary long-term forwards and futures markets, organized by independent market operators and evolving in response to demand; voluntary short-term power exchanges operating from 24 to 4-hours before a trading period; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism. The Minister for Science, Energy and Industry has recommended that the proposal be implemented by November 21, 2000. It is difficult at this stage to evaluate the future impact of the proposals. However, a key feature of the new trading arrangements is to move to firm physical delivery which means that a generator must deliver, and a consumer take delivery, against their contracted positions or face the uncertain consequences of the system operator buying or selling in the balancing market, on their behalf, and passing the costs back to them. A consequence of this will be to increase greatly the motivation of parties to contract in advance. Recent experience has been that this has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, which was approved July 28, 2000, allows for the implementation of new trading arrangements and the necessary amendments to generators' licenses.

  A warmer than average winter, the entry of new operations into the generation market, the introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed "good behavior" clause, discussed below, contributed to a drop in electricity market prices during the first six months of 2000 and have depressed forward prices for winter 2000/2001. As a result of these events, we expect lower than anticipated revenue from our Ferrybridge and Fiddler's Ferry plants.

  The core of the Utilities Bill is a fair deal for consumers through the provision of proper incentives to innovate and improve efficiency, growth of competition, protection for consumers and contribution of the utilities of a better environment. While the UK Government recognizes the need to strike a balance between consumer and shareholder interest, the proposals have far reaching implications for the utilities sector.

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

  Our electric revenues were increased by $38.8 million and $20.1 million for the six months ended June 30, 2000 and 1999, respectively as a result of electricity rate swap agreements and other hedging mechanisms. An electricity rate swap agreement is an exchange of a fixed price of electricity for a floating price. As a seller of power, we receive the fixed price in exchange for a floating price, like the index price associated with electricity pools.

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

  We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $65 million for the remainder of 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we anticipate upgrades to the environmental controls at the Illinois Plants to control nitrogen oxide emissions to result in expenditures of approximately $39 million for the remainder of 2000 and $56 million, $126 million and $16 million for 2001, 2002 and 2003, respectively. In addition, at the Ferrybridge and Fiddler's Ferry plants, we are committed to incur environmental costs arising from plant modifications, totaling approximately $40 million for the remainder of 2000 and $262 million for the 2001-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 and NO. 138
---------------------------------------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.      Description
    -----------      -----------

        10.81 Edison International 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000. (File No. 1-9936).

        10.82 Form of Agreement for 2000 Employee Awards under the 2000 Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended June 30, 2000. (File No. 1-9936).

        10.83 Amendment No.1 to the Edison International Equity Compensation Plan (as restated January 1, 1998), incorporated by reference to Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2000. (File No. 1-9936).

        10.84 Credit Agreement dated May 30, 2000, among Edison Mission Energy, Certain Commercial Lending Institutions and Bank of America, N.A.

        27       Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Edison Mission Energy
                                    ---------------------
                                         (Registrant)



Date: August 11, 2000                  /s/ KEVIN M. SMITH
---------------------               -------------------------
                                         KEVIN M. SMITH
                                    Senior Vice President and
                                     Chief Financial Officer