Form 10-Q
period 2000-09-30
EDISON MISSION ENERGY
filed 2000-11-14
CIK 930835

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2000
                                   -------------------------------

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -------------------



                        Commission File Number 1-13434

                             Edison Mission Energy
            (Exact name of registrant as specified in its charter)

              California                                95-4031807
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

            18101 Von Karman Avenue
            Irvine, California                              92612
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (949) 752-5588




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    YES  x      NO
                                                          --------   --------

     Number of shares outstanding of the registrant's Common Stock as of November 10, 2000: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                        PART I - Financial Information
1.  Financial Statements...................................................   1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................  18

3.  Quantitative and Qualitative Disclosures About Market Risk.............  37


                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K.......................................  38


                                   PART III


    Signatures.............................................................  39

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                                (Unaudited)                   (Unaudited)
                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                       ------------------------------  -------------------------
                                                          2000               1999          2000         1999
                                                       ----------          ---------    ----------   ----------
Operating Revenues
  Electric revenues                                    $  949,410          $ 434,534    $2,328,200   $  850,059
  Equity in income from energy projects                    88,847             82,672       165,250      178,671
  Equity in income from oil and gas                        13,044              9,486        31,601       19,246
  Net losses from energy trading and price risk
  management                                              (10,852)            (4,725)      (44,641)      (2,954)
  Operation and maintenance services                        9,813             10,416        30,003       28,260
                                                       ----------          ---------    ----------   ----------

         Total operating revenues                       1,050,262            532,383     2,510,413    1,073,282
                                                       ----------          ---------    ----------   ----------
Operating Expenses
  Fuel                                                    278,392            116,700       791,167      244,347
  Plant operations                                        197,777             94,201       600,158      175,590
  Operation and maintenance services                        6,457              7,102        22,138       21,115
  Depreciation and amortization                            92,983             58,338       295,478      118,081
  Long-term incentive compensation                        (54,440)             8,400       (54,440)      27,600
  Administrative and general                               39,582             29,659       113,431       79,523
                                                       ----------          ---------    ----------   ----------

         Total operating expenses                         560,751            314,400     1,767,932      666,256
                                                       ----------          ---------    ----------   ----------

  Operating income                                        489,511            217,983       742,481      407,026
                                                       ----------          ---------    ----------   ----------

Other Income (Expense)
  Interest and other income (expense)                      17,090              2,435        41,180       21,248
  Gain on sale of assets                                    8,452                  -        25,442            -
  Interest expense                                       (177,227)          (107,472)     (531,374)    (230,864)
  Dividends on preferred securities                        (8,081)            (7,010)      (24,441)     (14,388)
                                                       ----------          ---------    ----------   ----------
         Total other income (expense)                    (159,766)          (112,047)     (489,193)    (224,004)
                                                       ----------          ---------    ----------   ----------

  Income before income taxes                              329,745            105,936       253,288      183,022

  Provision for income taxes                              138,464             19,331       110,692       33,006
                                                       ----------          ---------    ----------   ----------


Income before change in accounting principle           $  191,281          $  86,605    $  142,596   $  150,016



Cumulative effect on prior years of change
in accounting for major maintenance costs, net of tax           -                  -        17,690            -


Cumulative effect on prior years of change
in accounting for start-up costs, net of tax                    -                  -             -      (13,840)
                                                       ----------          ---------    ----------   ----------

Net Income                                             $  191,281          $  86,605    $  160,286   $  136,176
                                                       ==========          =========    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     EDISON MISSION ENERGY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                (Unaudited)                                (Unaudited)
                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                      ------------------------------            -------------------------------
                                                        2000                  1999                 2000                  1999
                                                      --------              --------            ---------              --------
Net Income                                            $191,281              $ 86,605            $160,286               $136,176
Other comprehensive income (loss), net of
 tax:
   Foreign currency translation
    adjustments, net of income tax
    expense (benefit) of $(1,008) and
    $2,171 for the three months and
    $(4,435) and $(623) for the nine
    months ended September 30, 2000 and
    1999, respectively                                 (87,176)               47,311            (225,447)                 5,654
                                                      --------              --------            --------               --------
Comprehensive Income (Loss)                           $104,105              $133,916            $(65,161)              $141,830
                                                      ========              ========            ========               ========

The accompanying notes are an integral part of these consolidateeed financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                      (Unaudited)
                                                                     September 30,          December 31,
                                                                          2000                  1999
                                                                      -----------           -----------

Assets

Current Assets
   Cash and cash equivalents                                          $   832,720          $   398,695
   Accounts receivable - trade, net of allowance:
      2000 and 1999, $1,126                                               486,835              254,538
   Accounts receivable - affiliates                                         6,989                9,597
   Inventory                                                              294,323              258,864
   Assets under energy trading and price risk
   management                                                             303,028                   --
   Prepaid expenses and other                                              52,670               35,665
                                                                      -----------          -----------
     Total current assets                                               1,976,565              957,359
                                                                      -----------          -----------

Investments
   Energy projects                                                      1,991,350            1,891,703
   Oil and gas projects                                                    53,198               49,173
                                                                      -----------          -----------
     Total investments                                                  2,044,548            1,940,876
                                                                      -----------          -----------

Property, Plant and Equipment                                          10,347,046           12,533,413
   Less accumulated depreciation and amortization                         632,376              411,079
                                                                      -----------          -----------
     Net property, plant and equipment                                  9,714,670           12,122,334
                                                                      -----------          -----------

Other Assets
   Long-term receivables                                                  266,928                7,767
   Goodwill                                                               286,220              290,695
   Deferred financing costs                                               118,917              133,948
   Restricted cash and other                                               71,434               81,242
                                                                      -----------          -----------
     Total other assets                                                   743,499              513,652
                                                                      -----------          -----------

Total Assets                                                          $14,479,282          $15,534,221
                                                                      ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                       (Unaudited)
                                                                      September 30,          December 31,
                                                                          2000                   1999
                                                                       -----------            -----------
Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable - affiliates                                       $    40,039             $     7,772
   Accounts payable and accrued liabilities                                486,922                 328,057
   Liabilities under energy trading and price risk management              336,980                      --
   Interest payable                                                        103,739                  89,272
   Short-term obligations                                                  721,266               1,122,067
   Current portion of long-term incentive compensation                      75,000                      --
   Current maturities of long-term obligations                             164,866                 225,679
                                                                       -----------             -----------
       Total current liabilities                                         1,928,812               1,772,847
                                                                       -----------             -----------

Long-Term Obligations - Affiliates                                         299,805                  78,000
                                                                       -----------             -----------
Long-Term Obligations Net of Current Maturities                          6,533,053               7,361,308
                                                                       -----------             -----------

Long-Term Deferred Liabilities
   Deferred taxes and tax credits                                        1,505,994               1,520,490
   Deferred revenue                                                        447,575                 534,531
   Long-term incentive compensation                                         72,987                 253,513
   Other                                                                   324,215                 468,161
                                                                       -----------             -----------
       Total long-term deferred liabilities                              2,350,771               2,776,695
                                                                       -----------             -----------

Total Liabilities                                                       11,112,441              11,988,850
                                                                       -----------             -----------

Preferred Securities of Subsidiaries
   Company-obligated mandatorily redeemable
    security of partnership holding solely
    parent debentures                                                      150,000                 150,000
   Subject to mandatory redemption                                         161,680                 208,840
   Not subject to mandatory redemption                                     118,054                 118,054
                                                                       -----------             -----------
       Total preferred securities of subsidiaries                          429,734                 476,894
                                                                       -----------             -----------
Commitments and Contingencies (Note 5)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
     authorized; 100 shares issued and outstanding                          64,130                  64,130
   Additional paid-in capital                                            2,625,305               2,629,406
   Retained earnings                                                       462,612                 364,434
   Accumulated other comprehensive income (loss)                          (214,940)                 10,507
                                                                       -----------             -----------
Total Shareholder's Equity                                               2,937,107               3,068,477
                                                                       -----------             -----------

Total Liabilities and Shareholder's Equity                             $14,479,282             $15,534,221
                                                                       ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------------
                                                                                   2000                  1999
                                                                                -----------          -----------
Cash Flows From Operating Activities
   Net income                                                                   $   160,286          $   136,176
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Equity in income from energy projects                                       (165,250)            (178,671)
       Equity in income from oil and gas                                            (31,601)             (19,246)
       Distributions from energy projects                                           113,554              108,363
       Dividends from oil and gas                                                    20,600                7,613
       Depreciation and amortization                                                295,478              118,081
       Amortization of discount on short-term obligations                            54,947               11,723
       Deferred taxes and tax credits                                                65,542               13,596
       Gain on sale of assets                                                       (25,442)                  --
       Cumulative effect on prior years of change in accounting                     (17,690)              13,840
   Increase in accounts receivable                                                 (170,733)             (91,960)
   Increase in inventory                                                            (15,654)             (35,212)
   Increase in prepaid expenses and other                                           (18,874)                (691)
   Increase in accounts payable and accrued liabilities                             142,433              232,509
   Increase in interest payable                                                      24,194               37,337
   Decrease in long-term incentive compensation                                    (105,526)              (4,000)
   Other, net                                                                        22,018               19,509
                                                                                -----------          -----------
       Net cash provided by operating activities                                    348,282              368,967
                                                                                -----------          -----------
Cash Flows From Financing Activities
   Borrowings on long-term obligations                                            2,307,168            2,831,975
   Payments on long-term obligations                                             (2,621,585)            (181,447)
   Short-term financing, net                                                       (453,632)             485,045
   Capital contribution from parent                                                      --            1,066,000
   Dividends to parent                                                              (66,000)                  --
   Issuance of preferred securities                                                      --              277,632
                                                                                -----------          -----------
       Net cash provided by (used in) financing activities                         (834,049)           4,479,205
                                                                                -----------          -----------
Cash Flows From Investing Activities
   Investments in and loans to energy projects                                     (153,388)             (77,231)
   Purchase of generating stations                                                  (16,895)          (3,959,011)
   Purchase of  acquired companies                                                  (74,742)            (635,301)
   Capital expenditures                                                            (221,539)            (196,388)
   Proceeds from sale-leaseback transactions                                      1,667,000                   --
   Proceeds from sale of interest in projects                                        34,246                   --
   Decrease in restricted cash                                                       13,196               30,654
   Investments in other assets                                                     (255,674)               8,998
   Other, net                                                                       (27,203)             (31,374)
                                                                                -----------          -----------
       Net cash provided by (used in) investing activities                          965,001           (4,859,653)
                                                                                -----------          -----------

       Effect of exchange rate changes on cash                                      (45,209)               3,080
                                                                                -----------          -----------

Net increase (decrease) in cash and cash equivalents                                434,025               (8,401)
Cash and cash equivalents at beginning of period                                    398,695              459,178
                                                                                -----------          -----------

Cash and cash equivalents at end of period                                      $   832,720          $   450,777
                                                                                ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    EDISON MISSION ENERGY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


NOTE 1.  GENERAL

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

     Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999 and 1998, included in our 1999 Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (SEC) effective March 30, 2000. We follow the same accounting policies for interim reporting purposes, with the exception of the change in accounting for major maintenance costs (see Note 2). This quarterly report should be read in connection with such financial statements.

     Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Trading and Price Risk Management Activities

     On September 1, 2000, we acquired the trading operations of Citizens Power LLC. As a result of this acquisition, we have expanded our trading operations beyond the traditional marketing of our electric power. Our energy trading activities are accounted for using the fair value method under EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Under such method, forwards, futures, options, swaps and other financial instruments with third parties are reflected at market value and are included in the balance sheet as assets or liabilities from energy trading activities. In the absence of quoted value, financial instruments are valued at fair value, considering time value, volatility of the underlying commodity, and other factors as we determine appropriate. Resulting gains and losses are recognized in the profit and loss account in the period of change. Assets from energy trading and price risk management activities include the fair value of open financial positions related to trading activities and the present value of net amounts receivable from structured transactions. Liabilities from energy trading and price risk management activities include the fair value of open financial positions related to trading activities and the present value of net amounts payable from structured transactions.

NOTE 2.  CHANGES IN ACCOUNTING

     Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the SEC issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2001. Due to the position taken by the SEC Staff, we voluntarily decided to change our accounting policy to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000. Pro forma data has not been provided for prior periods, as the impact would not be material.

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

NOTE 3.  INVENTORY

     Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2000 and December 31, 1999 consisted of the following:

                                                       (In millions)
                                             (Unaudited)
                                            September 30,     December 31,
                                                2000             1999
                                                ----             ----

Coal and fuel oil                              $224.4            $190.1
Spare parts, materials and supplies              69.9              68.8
                                               ------            ------
Total                                          $294.3            $258.9
                                               ======            ======

NOTE 4.  ACQUISITIONS, DISPOSITIONS AND SALE-LEASEBACK TRANSACTIONS

Acquisitions

     On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price, long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 megawatts (MW). The total purchase price is 90 billion Italian Lira (approximately $43 million at September 30,
2000), with equity contribution obligations of up to 33 billion Italian Lira (approximately $16 million at September 30, 2000), depending on the number of projects that are ultimately developed. As of September 30, 2000, payments included $27 million towards the purchase price and $13 million in equity contributions.

     On September 1, 2000, we completed a transaction with P&L Coal Holdings Corporation and Gold Fields Mining Corporation (Peabody) to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price of $44.9 million is based on the sum of: (a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. The acquisition was funded from cash. By the end of the third quarter of 2000, the Citizens' trading operations was merged into our own trading operations, Edison Mission Marketing & Trading, Inc., and trading is currently being conducted out of Boston, MA.

Dispositions

     On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

     On August 16, 2000, we completed the sale of 30% of our interest in the Kwinana cogeneration plant to SembCorp Energy. We will retain the remaining 70% ownership interest in the plant. Proceeds from the sale were $12 million. We recorded a gain on the sale of $8.5 million ($4.3 million after tax).

Sale-Leaseback Transactions

     On July 10, 2000, one of our subsidiaries entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. Under the terms of the 5-year lease, we have a fixed price purchase option at the end of the lease term of $300 million. We guarantee the monthly payments under the lease. In connection with the sale-leaseback, a subsidiary of ours purchased $255 million of notes issued by the lessor which accrue interest at LIBOR plus 0.65% to 0.95%, depending on the investment rating. The notes are due and payable in five years. No gain or loss was recorded on the sale of the equipment.

     On August 24, 2000, we entered into a sale-leaseback transaction for the Powerton and Joliet power facilities located in Illinois to third party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), we make semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. Edison Mission Energy guarantees the payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, we have a right of first refusal to acquire the interest at fair market value. Minimum lease payments during the next five years are $31.2 million in 2000; $83.3 million for 2001; $97.3 million for 2002; $97.3 million for 2003; $97.3 million for 2004 and a total of $1,989.3 million for the remaining term of the leases. Lease costs of these power facilities will be levelized over the terms of the respective leases. No gain or loss was recorded on the sale of the power plants.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

Firm Commitment for Asset Purchase

Project                       Local Currency                U.S. ($ in millions)
-------                       --------------                --------------------
Italian Wind Projects (i)     36 billion Italian Lira                $16


(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity


Projects                      Local Currency                U.S. ($ in millions)
--------                      --------------                --------------------
Italian Wind Projects (i)     6 billion Italian Lira                  $3

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

Contingent Obligations to Contribute Project Equity

Projects                      Local Currency                U.S. ($ in millions)
--------                      --------------                --------------------
Paiton (i)                          -                                $47
ISAB  (ii)                86 billion Italian Lira                     39


(i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $94 million has been contributed as of September 30, 2000.

     As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made all fixed monthly payments (March through September) on time and in full, and has paid all invoices for energy delivered. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the power purchase agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

     In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton debt documents related to the authorized usage of the monies during the agreed interim period, which extended from October 15, 1999 through July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and specific other costs related to the construction of the project. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $32 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the

     Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $47 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of September 30, 2000, Paiton Energy's shareholders have contributed to Paiton $201 million of contingent equity, of which our share was $94 million.

     The contractor for the Paiton project and Paiton Energy reached a global settlement in principal. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the required lender approval can be obtained. Payment of the settlement amount, if approved by lenders, will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

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

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Contingent obligations to contribute additional equity to the project relate specifically to an agreement to provide equity assurances to the project's lenders depending on the outcome of the contractor claim arbitration.

     Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other  Commitments and Contingencies

Subsidiary Indemnification Agreements

     Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of September 30, 2000, if payment were required, would be $265 million. We do not believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

     Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $482 million investment at September 30, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Japan Bank of International Cooperation (formerly known as The Export-Import Bank of Japan), the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton Energy. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

     In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. PLN has not paid invoices amounting to $659.4 million for capacity charges and fixed operating costs under the power purchase agreement. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

     On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructuring of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. To date, PLN has made timely payments of the fixed capacity totaling $84 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be dealt with under the overall tariff restructuring negotiations. PLN and Paiton Energy entered into negotiations on a long-term restructuring of the tariff, but no final agreement has been reached to date. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At September 30, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

     We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $49 million for the remainder of 2000 and $46 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we anticipate upgrades to the environmental controls at the Illinois Plants to control nitrogen oxide emissions to result in expenditures of approximately $21 million for the remainder of 2000 and $344 million for the 2001-

2004 period. In addition, at the Ferrybridge and Fiddler's Ferry plants, we are committed to incur environmental costs arising from plant modification, totaling approximately $32 million for the remainder of 2000 and $257 million for the 2001-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

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

       (In millions)                                             Europe,
        (Unaudited)                                           Central Asia,
     Three Months Ended                           Asia         Middle East         Corporate/
     September 30, 2000         Americas        Pacific         and Africa         Other/(i)/        Total
     ------------------         --------        -------         ----------         ----------        -----
Operating revenues              $  733.1       $   51.2           $  266.0       $    --          $ 1,050.3
Net income (loss)                  201.1            2.9               32.6            (45.3)          191.3
Total assets                    $7,003.5       $2,666.2           $4,809.6       $    --          $14,479.3

     September 30, 1999
     ------------------
Operating revenues              $  249.1       $   57.7           $  225.6       $    --          $   532.4
Net income (loss)                   75.2           (2.6)              31.3            (17.3)           86.6
Total assets                    $3,318.5       $3,289.7           $4,580.9       $    --          $11,189.1

       (In millions)                                             Europe,
        (Unaudited)                                           Central Asia,
     Nine Months Ended                            Asia         Middle East         Corporate/
     September 30, 2000         Americas        Pacific         and Africa         Other/(i)/        Total
     ------------------         --------        -------         ----------         ----------        -----
Operating revenues              $1,430.7       $  148.7           $  931.0       $    --          $ 2,510.4
Net income (loss)                  174.0          (14.1)             113.6           (113.2)          160.3
Total assets                    $7,003.5       $2,666.2           $4,809.6       $    --          $14,479.3

     September 30, 1999
     ------------------
Operating revenues              $  458.1       $  164.0           $  451.2       $    --          $ 1,073.3
Net income (loss)                  121.9          (15.3)              62.8            (33.2)          136.2
Total assets                    $3,318.5       $3,289.7           $4,580.9       $    --          $11,189.1

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

                                                  (In millions)
                                      (Unaudited)               (Unaudited)
                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              ------------------------   -----------------------
                                2000           1999       2000          1999
                              --------        --------   ----------   ----------

Operating Revenues            $298,466        $206,033    $592,272      $468,474
Income from Operations         126,162         108,810     214,878       209,269
Net Income                     118,700         108,891     214,347       209,634


NOTE 8.  LONG-TERM INCENTIVE PLAN

     As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the first quarter of 2000, Edison International and Edison Mission Energy considered an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of Edison International stock, it was not advisable to make an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer and on July 3, 2000, a revised exchange offer was made to holders of Edison Mission Energy phantom stock options. 100% of the holders of Edison Mission Energy phantom stock options accepted the revised exchange offer and on August 8, 2000, all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The exchange offer is principally for cash, with a portion exchanged for stock equivalent units relating to Edison International Common Stock. The vested cash payment will occur on March 13, 2001, and will accrue interest from August 8, 2000. The number of stock equivalent units was determined on the basis of a price of $20.50 per share, and the stock equivalent units will receive dividend equivalents. Participants may elect to cash their vested stock equivalent units on either the first or third anniversary of the exchange offer date (August 8, 2000) for an amount equal to the daily average of Edison International common stock on the New York Stock Exchange for the twenty trading days preceding the elected payment date. Some of the affiliate option holders have elected to defer payments of the cash and stock equivalent units, and the payment schedules for them will be different from that described above. Since all of the outstanding affiliate options have been terminated through the exchange offer, there will be no future exercises of the affiliate options.

     Due to the lower valuation of the revised exchange offer compared to the values previously considered, in the third quarter Edison Mission Energy reduced the liability for accrued incentive compensation by approximately $60 million. Subsequent to the exchange offer, compensation expense under this plan totaled $4.9 million, including interest on accrued compensation, additional compensation from vesting of participants based on continued service, and increase in value of the stock equivalent units.

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

General
-------

     We are an independent power producer engaged in the business of developing, acquiring, owning and operating electric power generation facilities worldwide. Our current investments include 75 projects totaling 28,484 megawatts (MW) of generation capacity, of which our share is 22,852 MW. 28,201 MW are in operation and our share is 22,710 MW. 283 MW are under construction of which our share is 142 MW.

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

Acquisitions, Dispositions and Sale-Leaseback Transactions
----------------------------------------------------------

Acquisitions

     On March 15, 2000, we completed a transaction with UPC International Partnership CV II to acquire Edison Mission Wind Power Italy B.V., formerly known as Italian Vento Power Corporation Energy 5 B.V., which owns a 50% interest in a series of power projects that are in operation or under development in Italy. All of the projects use wind to generate electricity from turbines which is sold under fixed-price, long-term tariffs. Assuming all of the projects under development are completed, currently scheduled for 2002, the total capacity of these projects will be 283 MW. The total purchase price is 90 billion Italian Lira (approximately $43 million at September 30, 2000), with equity contribution obligations of up to 33 billion Italian Lira (approximately $16 million at September 30, 2000), depending on the number of projects that are ultimately developed. As of September 30, 2000, payments included $27 million towards the purchase price and $13 million in equity contributions.

     On September 1, 2000, we completed a transaction with P&L Coal Holdings Corporation and Gold Fields Mining Corporation (Peabody) to acquire the trading operations of Citizens Power LLC and a minority interest in certain structured transaction investments. The purchase price of $44.9 million is based on the sum of: (a) fair market value of the trading portfolio and the structured transaction investments, and (b) $25 million. The acquisition was funded from cash. By the end of the third quarter of 2000, the Citizens' trading operations was merged into our own trading operations, Edison Mission Marketing & Trading, Inc., and trading is currently being conducted out of Boston, MA.

Dispositions

     On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

     On August 16, 2000, we completed the sale of 30% of our interest in the Kwinana cogeneration plant to SembCorp Energy. We will retain the remaining 70% ownership interest in the plant. Proceeds from the sale were $12 million. We recorded a gain on the sale of $8.5 million ($4.3 million after tax).

Sale-Leaseback Transactions

     On July 10, 2000, one of our subsidiaries entered into a sale-leaseback of certain equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. Under the terms of the 5-year lease, we have a fixed price purchase option at the end of the lease term of $300 million. We guarantee the monthly payments under the lease. In connection with the sale-leaseback, a subsidiary of ours purchased $255 million of notes issued by the lessor which accrue interest at LIBOR plus 0.65% to 0.95%, depending on the investment rating. The notes are due and payable in five years. No gain or loss was recorded on the sale of the equipment.

     On August 24, 2000, we entered into a sale-leaseback transaction for the Powerton and Joliet power facilities located in Illinois to third party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), we make semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. Edison Mission Energy guarantees the payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, we have a right of first refusal to acquire the interest at fair market value. Minimum lease payments during the next five years are $31.2 million in 2000; $83.3 million for 2001; $97.3 million for 2002; $97.3 million for 2003; $97.3 million for 2004 and a total of $1,989.3 million for the remaining term of the leases. Lease costs of these power facilities will be levelized over the terms of the respective leases. No gain or loss was recorded on the sale of the power plants.

Results of Operations
---------------------

Operating Revenues

     Electric revenues increased $514.9 million and $1,478.1 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of 1999. The increase for the third quarter of 2000 was primarily due to acquisitions of the Ferrybridge and Fiddler's Ferry plants (July 1999), the Illinois Plants (December 1999) and the start of commercial operation of the Doga project in May 1999. The increase for the nine months ended September 30, 2000 also included the acquisition of the Homer City plant (March 1999). Equity in income from energy projects increased $6.2 million during the third quarter of 2000 and decreased $13.4 million during the nine months ended September 30, 2000, compared with the corresponding periods of 1999. The increase for the third quarter of 2000 was primarily the result of higher revenues from cogeneration projects due to higher energy pricing. The decrease for the nine months ended September 30, 2000 was primarily due to higher revenues during the first quarter of 1999 as a result of a final settlement on energy prices tied to short-term avoided costs with applicable public utilities and, second, from one cogeneration project as a result of a gain on termination of a power sales agreement. Equity income from oil and gas projects increased $3.6 million and $12.4 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of 1999 as a result of higher oil and gas prices.

     Due to warmer weather during the summer months, electric revenues generated from the Homer City plant are usually higher during the third quarter of each year. In addition, our third quarter revenues from energy projects are materially higher than other quarters of the year due to a significant number of our domestic energy projects located on the West Coast and the Illinois Plants, which have power sales contracts that provide for higher payments during the summer months. The First Hydro plant and Ferrybridge and Fiddler's Ferry plants provide for higher electric revenues during the winter months.

     On September 1, 2000, we acquired the trading operations of Citizens Power LLC. As a result of this acquisition, we have expanded our trading operations beyond the traditional marketing of our electric power. Our energy trading activities are accounted for using the fair value method under EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Net losses from energy trading activities since the date of this acquisition were $1.4 million due primarily to changes in energy prices in the West Coast. Our price risk management activities included hedge transactions that required mark to market accounting. Total losses from energy trading and price risk management activities for the three and nine months ended September 30, 2000 were $10.9 million and $44.6 million compared to $4.7 million and $3 million for the three and nine months ended September 30, 1999. The increase in losses was primarily due to realized and unrealized losses for a gas swap entered into as an economic hedge of a portion of our gas price risk related to our share of gas production in Four Star (an oil and gas company in which we have a minority interest and which we account for under the equity method). Although we believe the gas swap hedges our gas price risk, hedge accounting is not permitted for transactions of our equity method. Accordingly, to the extent that gas prices are greater than the gas swap hedge, our share of future earnings from this investment will be higher.

Operating Expenses

     Operating expenses increased $246.4 million and $1,101.7 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of the prior year. The increase was due primarily to higher fuel, plant operations and depreciation and amortization expenses partially offset by a decrease in compensation expense with respect to phantom stock options. The higher fuel, plant operations and depreciation and amortization expense was as a result of there being no comparable third quarter and nine month prior year expenses for the Illinois Plants (acquired in the fourth quarter of 1999) and to a lesser extent the Ferrybridge and Fiddler's Ferry plants (acquired in July 1999), the Homer City plant (acquired in March
1999) and the Doga project, which commenced commercial operation in May 1999.

     The decrease in compensation expense was primarily due to a reduction in the liability for accrued incentive compensation by approximately $60 million due to the lower valuation of the revised exchange offer compared to the values previously considered. As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the first quarter of 2000, Edison International and Edison Mission Energy considered an exchange offer of cash and stock equivalent units, relating to Edison International Common Stock, for outstanding Edison Mission Energy phantom stock options. Such an exchange offer was reviewed and approved by the Edison International Board of Directors at its meetings in January and February 2000, subject to final approval by the Edison International Compensation and Executive Personnel Committee of the offer terms and documentation. The Compensation and Executive Personnel Committee and the Edison International Board of Directors subsequently concluded that, in view of unexpected events adversely impacting the earnings from merchant plants in the United Kingdom and the price of

Edison International stock, it was not advisable to make an exchange offer to the holders of Edison Mission Energy's phantom stock options at that time. During June 2000, the Compensation and Executive Personnel Committee and the Board of Directors considered the advisability of a revised exchange offer and on July 3, 2000, a revised exchange offer was made to holders of Edison Mission Energy phantom stock options. 100% of the holders of Edison Mission Energy phantom stock options accepted the revised exchange offer and on August 8, 2000, all conditions for completion of the exchange offer were satisfied and the exchange offer was completed. The exchange offer is principally for cash, with a portion exchanged for stock equivalent units relating to Edison International Common Stock. The vested cash payment will occur on March 13, 2001, and will accrue interest from August 8, 2000. The number of stock equivalent units was determined on the basis of a price of $20.50 per share, and the stock equivalent units will receive dividend equivalents. Participants may elect to cash their vested stock equivalent units on either the first or third anniversary of the exchange offer date (August 8, 2000) for an amount equal to the daily average of Edison International common stock on the New York Stock Exchange for the twenty trading days preceding the elected payment date. Some of the affiliate option holders have elected to defer payments of the cash and stock equivalent units, and the payment schedules for them will be different from that described above. Since all of the outstanding affiliate options have been terminated through the exchange offer, there will be no future exercises of the affiliate options.

     Administrative and general expenses increased $9.9 million and $33.9 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of the prior year. The increase in administrative and general expenses is primarily due to additional salaries and facilities costs incurred to support the 1999 acquisitions. We recorded a pretax charge of approximately $6 million against third quarter earnings for severance and other related costs which contributed to the increase in both periods. The charge resulted from a series of actions undertaken by us designed to reduce administrative and general operating costs, including reductions in management and administrative personnel.

Operating Income

     Operating income increased $271.5 million and $335.5 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of the prior year. The increase during the third quarter from the prior year was primarily due to operating income from the Illinois Plants and the decrease in compensation expense with respect to phantom stock options discussed above. The increase in the nine month period ended September 30, 2000 from the prior year was primarily due to operating income from the Illinois Plants, Ferrybridge and Fiddler's Ferry plants, the Homer City plant and the Doga project partially offset by lower compensation expense discussed above. The operating income from Ferrybridge and Fiddler's Ferry, which is expected to be higher during the winter months, was adversely affected by lower energy prices during the first quarter in 2000 due to warmer than average weather and regulatory uncertainty regarding planned changes in the electricity trading arrangements. Operating losses from the Illinois Plants during the first quarter were due primarily to lower non-summer electricity prices under the power purchase agreements with Commonwealth Edison and lower non-summer generation.

     During May 2000, we experienced a major outage due to extensive damage to the generator at one of our two 500 MW Units at the Loy Yang B power plant complex in Australia. The Unit was restored to operation in September 2000. Under our insurance program we are obligated for the property damage insurance deductible of $2 million and for loss of profits during the first 15 days following the insurable event. The repair costs in excess of the deductible amount together with the loss of profits after the first 15 days and until the unit was back in operation are expected to be recovered from insurance. During the period ended September 30, 2000, we recorded after-tax losses of $5.9 million related to this outage.

Other Income (Expense)

     Interest and other income (expense) increased $14.7 million during the third quarter of 2000 and $19.9 million for the nine months ended September 30, 2000, compared with the corresponding periods of the prior year. The increase was primarily due to higher interest income and foreign exchange gains on intercompany loans denominated in foreign currency. Interest income increased primarily resulting from interest earned on higher cash balances in 2000.

     On June 30, 2000, we completed the sale of our 50% interest in the Auburndale project to the existing partner. Proceeds from the sale were $22 million. We recorded a gain on the sale of $17.0 million ($10.5 million after tax).

     On August 16, 2000, we completed the sale of 30% of our interest in the Kwinana cogeneration plant to SembCorp Energy. We will retain the other 70% ownership interest in the plant. Proceeds from the sale were $12 million. We recorded a gain on the sale of $8.5 million ($4.3 million after tax).

     Interest expense increased $69.8 million and $300.5 million for the third quarter and nine months ended September 30, 2000, compared with the corresponding periods of the prior year. The increase was primarily the result of additional debt financing associated with the acquisition of the Illinois Plants, the Ferrybridge and Fiddler's Ferry plants and the Homer City plant.

Provision (Benefit) for Income Taxes

     During the nine months ended September 30, 2000 and 1999, we recorded an income tax expense based on projected income for the year and benefits under the tax sharing agreement. The annual effective tax rate for the nine months ended September 30, 1999 was 18%. The annual effective tax rate in 1999 was below the Federal statutory rate of 35% due to lower foreign income taxes that result from the permanent reinvestment of earnings from foreign affiliates located in different tax jurisdictions. The annual effective tax rate for the nine months ended September 30, 2000 was 43%. The annual effective tax rate is expected to increase from the prior year due to a higher foreign income tax expense from 1999 and higher state income taxes due to the Homer City plant and Illinois Plants.

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

Cumulative Effect of Change in Accounting Principle

     Through December 31, 1999 we have accrued for major maintenance costs during the period between turnarounds (referred to as "accrue in advance" accounting method). Such accounting policy has been widely used by independent power producers as well as several other industries. In March 2000, the SEC issued a letter to the Accounting Standards Executive Committee, stating its position that the SEC Staff does not believe it is appropriate to use an "accrue in advance" method for major maintenance costs. The Accounting Standards Executive Committee agreed to add accounting for major maintenance costs as part of an existing project and to issue authoritative guidance by August 2001. Due to the position taken by the SEC Staff, we voluntarily decided to change our accounting policy to record major maintenance costs as an expense as incurred. Such change in accounting policy is considered preferable based on the recent guidance provided by the SEC. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", we have recorded $17.7 million, after tax, as a cumulative change in the accounting for major maintenance costs during the quarter ended March 31, 2000.

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


Liquidity and Capital Resources
-------------------------------

     For the nine months ended September 30, 2000, net cash provided by operating activities decreased to $348.3 million from $369 million for the same period in 1999. The 2000 decrease primarily reflects higher working capital requirements including payments of accrued incentive compensation.

     Net cash used in financing activities totaled $834 million during the nine months ended September 30, 2000, compared to net cash provided by financing activities of $4,479.2 million for the corresponding period of the prior year. In 1999, financings related to the acquisition of three new projects in 1999 contributed to the net cash provided by financing activities. A term loan facility of $1.3 billion related to the Ferrybridge and Fiddler's Ferry plants, senior secured bonds totaling $830 million related to the Homer City plant, $120 million Flexible Money Market Cumulative Preferred Stock and $74 million Retail Redeemable Preference Shares and $84 million Class A Redeemable Preferred Shares related to Contact Energy. In addition, we also received $1.066 billion in equity contributions from Edison International, our parent company, to finance our 1999 acquisitions. During the nine month period ended September 30, 2000, we paid dividends of $66 million to Edison International. In addition, payments made on our credit facilities and commercial paper facilities totaling $1.1 billion and the $500 million payment on our floating rate notes were the primary contributors of the net cash used in financing activities during 2000. In February 2000, Edison Mission Midwest Holdings Co. issued $1.7 billion of commercial paper under its credit facility and repaid a similar amount of outstanding bank borrowings for the Illinois Plants. In January 2000, one of our foreign subsidiaries borrowed $242.7 million from Edison Capital, an indirect affiliate. As of September 30, 2000, we had recourse debt of $1.7 billion, with an additional $6.0 billion of non-recourse debt (debt which is recourse to specific assets or subsidiaries) on our consolidated balance sheet.

     Net cash provided by investing activities totaled $965 million for the nine months ended September 30, 2000, compared to net cash used in investing activities of $4,859.7 million for the nine months ended September 30, 1999. In 1999, cash used in investing activities was primarily due to the purchase of the Homer City plant, Ferrybridge and Fiddler's Ferry generating facilities and our ownership interest in Contact Energy. In 2000, net cash provided by investing activities was primarily due to proceeds of $1.367 billion and $300 million received from the sale leaseback transactions with respect to the Powerton and Joliet power facilities in August 2000 and the Illinois peaker power units in July 2000, respectively. Through September 30, 2000, $27 million was paid towards the purchase price and $13 million in equity contributions for the Italian Wind Projects and $44.9 million for the Citizens' trading portfolio and certain structured transaction investments. In addition, $33.5 million, $21.2 million and $20 million was made in equity contributions for the EcoElectrica project (June 2000), the Tri Energy project (July 2000) and the ISAB project (September 2000), respectively. We invested $221.5 million and $196.4 million during the nine month period ended September 30, 2000 and 1999, respectively, in new plant equipment principally related to the Homer City plant and Illinois Plants in 2000 and the Doga project in 1999.

     Capital expenditures, including environmental expenditures disclosed under the caption "Environmental Matters or Regulations," in 2000 are expected to approximate $349 million. In addition, we have entered into a reservation agreement with a turbine equipment manufacturer to obtain the right to purchase nine turbines at specified delivery dates in 2002 and 2003. We plan to use this equipment in connection with expansion of our gas-fired generation projects in the United States.

     At September 30, 2000, we had cash and cash equivalents of $832.7 million and had available $542.8 million of borrowing capacity under a $500 million revolving credit facility that expires in 2001 and a $300 million senior credit facility that expires in 2001. The $300 million senior credit facility was entered into in May 2000 to fund for general corporate purposes. The borrowing capacity under our credit facilities may be reduced by borrowings for firm commitments to contribute project equity. We had no borrowing capacity under a $700 million commercial paper facility that expires in 2001.

Recent Developments

     On October 9, 2000, we executed a memorandum of understanding with a third party to purchase a proposed 560 megawatt gas fired combined cycle project to be located in Kern County, CA. The estimated construction costs of this project is approximately $400 million. The acquisition would include all rights, title and interest held by the third party in the project and an option to acquire two gas turbines which we would utilize in the project. As part of the memorandum of understanding, we paid a $2 million development fee which provides the right to complete due diligence on the project. Completion of the acquisition of the project, which is expected during the fourth quarter, is subject to satisfactory completion of due diligence and a number of conditions, including negotiating an acceptable sale and purchase agreement.

Firm Commitment for Asset Purchase


Project                      Local Currency                U.S. ($ in millions)
-------                      --------------                --------------------
Italian Wind Projects (i)    36 billion Italian Lira                $16

(i) Italian Wind Projects are a series of power projects that are in operation or under development in Italy. A wholly owned subsidiary of Edison Mission Energy owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity


Projects                     Local Currency                U.S. ($ in millions)
--------                     --------------                --------------------
Italian Wind Projects (i)    6 billion Italian Lira                 $3


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

Contingent Obligations to Contribute Project Equity


Projects                     Local Currency                U.S. ($ in millions)
--------                     --------------                --------------------
Paiton (i)                         -                                $47
ISAB (ii)               86 billion Italian Lira                      39


(i) Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $94 million has been contributed as of September 30, 2000.

    As more fully described below under the caption "Other Commitments and Contingencies," PT PLN (Persero) (PLN), formerly referred to as PT Perusahaan Listrik Negara, the main source of revenue for the project, has failed to pay the project in respect of its invoices through February 2000 (with the exception of a partial payment made in June 1999). In February 2000, Paiton Energy entered into an Interim Agreement with PLN which called for a termination of all legal actions by both parties, interim monthly payments through the end of 2000 (total payments US $115 million), dispatch of the facility at partial load and, in addition to the fixed monthly payments, payment for energy actually delivered. To date, PLN has made all fixed monthly payments (March through September) on time and in full, and has paid all invoices for energy delivered. Paiton Energy will continue to invoice PLN for capacity payments at the rate determined under the power purchase agreement. These invoices (minus the fixed monthly payments received under the Interim Agreement) will accrue and will be dealt with under the overall tariff restructuring negotiations.

    In October 1999, in response to PLN's failure to pay, Paiton Energy entered into an interim agreement with its lenders (the Lender Interim Agreement) which modified the contingent equity provisions of the Paiton Energy debt documents related to the authorized usage of the monies during the agreed interim period, which extended from October 15, 1999 through July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. The Lender Interim Agreement provides, among other things, that contingent equity from us and the other Paiton Energy shareholders shall be contributed from time to time as needed to enable Paiton Energy to pay interim project costs. Interim project costs include interest on project debt and operating costs which become due and payable during the term of the Lender Interim Agreement and specific other costs related to the construction of the project. The Lender Interim Agreement provides that a portion of the contingent equity (originally $206 million, of which our current unfunded share is $32 million), will become due and payable by the shareholders in the event that certain events of default, other than those specifically waived under the Lender Interim Agreement, occur. The Lender Interim Agreement further provides that all unfunded contingent equity (originally $300 million, of which our current unfunded share is $47 million), will become due and payable by the shareholders in the event that Paiton Energy fails to make any interest payment during the pendency of the Lender Interim Agreement. As of September 30, 2000, Paiton Energy's shareholders have contributed to Paiton $201 million of contingent equity, of which our share was $94 million.

     The contractor for the Paiton project and Paiton Energy reached a global settlement in principal. The global settlement deals with all claims, including contractor claims for retention, costs relating to a dispute involving a slope adjacent to the Paiton site and other cost overruns related to delays in the completion of the construction of the project and Paiton Energy's claims under the construction contract. Terms and conditions of this settlement will require the approval of Paiton Energy's lenders. Paiton Energy is presently discussing this settlement agreement with its lenders and contractor, and expects that an accommodation of lender requirements can be achieved, and therefore that the required lender approval can be obtained. Payment of the settlement amount, if approved by lenders, will be met through funds that may be made available to the project and ultimately will be paid out of revenues received as a result of the renegotiation of the power purchase agreement and the project's debt agreements, as more fully discussed under the caption, "Other Commitments and Contingencies."

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

(ii) ISAB is a 512-MW integrated gasification combined cycle power plant near Siracusain Sicily, Italy. A wholly owned subsidiary of Edison Mission Energy owns a 49% interest. Commercial operations commenced in April 2000. Contingent obligations to contribute additional equity to the project relate specifically to an agreement to provide equity assurances to the project's lenders depending on the outcome of the contractor claim arbitration.

     Other than as noted above, we are not aware, at this time, of any other contingent obligations or obligations to contribute project equity.

Other Commitments and Contingencies

Subsidiary Indemnification Agreements

     Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of September 30, 2000, if payment were required, would be $265 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

Paiton

     Paiton is a 1,230-MW coal-fired power plant in operation in East Java, Indonesia. A wholly owned subsidiary of Edison Mission Energy owns a 40% interest and has a $482 million investment at September 30, 2000. The project's tariff is higher in the early years and steps down over time. The tariff for the Paiton project includes infrastructure to be used in common by other units at the Paiton complex. The plant's output is fully contracted with the state-owned electricity company, PLN. Payments are in Indonesian Rupiah, with the portion of such payments intended to cover non-Rupiah project costs, including returns to investors, indexed to the Indonesian Rupiah/U.S. dollar exchange rate established at the time of the power purchase agreement in February 1994. The project received substantial finance and insurance support from the Export-Import Bank of the United States, the Japan Bank of International Cooperation (formerly known as The Export-Import Bank of Japan), the U.S. Overseas Private Investment Corporation and the Ministry of International Trade and Industry of Japan. PLN's payment obligations are supported by the Government of Indonesia. The projected rate of growth of the Indonesian economy and the exchange rate of Indonesian Rupiah into U.S. dollars have deteriorated significantly since the Paiton project was contracted, approved and financed. The Paiton project's senior debt ratings have been reduced from investment grade to speculative grade based on the rating agencies' determination that there is increased risk that PLN might not be able to honor the electricity sales contract with Paiton Energy. The Government of Indonesia has arranged to reschedule sovereign debt owed to foreign governments and has entered into discussions about rescheduling sovereign debt owed to private lenders. Specified events, including those discussed in the paragraph below, which, with the passage of time or upon notice, may mature into defaults of the project's debt agreements have occurred. On October 15, 1999, the project entered into an interim agreement with its lenders pursuant to which the lenders waived such defaults until July 31, 2000. In July, the Lenders voted to extend the term of the Lender Interim Agreement through December 31, 2000 to coincide with the US-EXIM take-out date and the time period of the Interim Agreement with PLN. However, this waiver may expire on an earlier date if additional defaults, other than those specifically waived, or other specified events occur.

     In May 1999, Paiton Energy notified PLN that Unit 7 of the Paiton project achieved commercial operation under terms of the power purchase agreement and, in July 1999, that Unit 8 of the Paiton project had similarly achieved such commercial operation. Because of the economic downturn, PLN is experiencing low electricity demand and PLN had, through February of this year, been dispatching the Paiton plant to zero; however, under the terms of the power purchase agreement, PLN is required to continue to pay for capacity and fixed operating costs once each unit and the plant achieve commercial operation. PLN has not paid invoices amounting to $659.4 million for capacity charges and fixed operating costs under the power purchase agreement. In addition, PLN filed a lawsuit contesting the validity of its agreement to purchase electricity from the project. The lawsuit was withdrawn by PLN on January 20, 2000.

     On February 21, 2000, Paiton Energy and PLN executed an Interim Agreement pursuant to which the power purchase agreement will be administered pending a long-term restructuring of the power purchase agreement. Among other things, the Interim Agreement provides for dispatch of the project, fixed monthly capacity payments to Paiton Energy by PLN, and the standstill of any further legal proceedings by either party during the term of the Interim Agreement, which runs through December 31, 2000 and may be extended by mutual agreement. To date, PLN has made timely payments of the fixed capacity totaling $84 million. Invoicing under the power purchase agreement will continue to accrue (minus the fixed monthly capacity payments under the Interim Agreement) and will be dealt with under the overall tariff restructuring negotiations. PLN and Paiton Energy have entered into negotiations on a long-term restructuring of the tariff, but no final agreement has been reached to date. Any material modifications of the power purchase agreement could also require a renegotiation of the Paiton project's debt agreements. The impact of any such renegotiations with PLN, the Government of Indonesia or the project's creditors on our expected return on our investment in Paiton Energy is uncertain at this time; however, we believe that we will ultimately recover our investment in the project.

Brooklyn Navy Yard

     Brooklyn Navy Yard is a 286-MW gas-fired cogeneration power plant in Brooklyn, New York. Our wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. for damages in the amount of $136.8 million. Brooklyn Navy Yard Cogeneration Partners has asserted general monetary claims against the contractor. In connection with a $407 million non-recourse project refinancing in 1997, we agreed to indemnify Brooklyn Navy Yard Cogeneration Partners and its partner from all claims and costs arising from or in connection with the contractor litigation, which indemnity has been assigned to Brooklyn Navy Yard Cogeneration Partners' lenders. At the present time, we cannot reasonably estimate the amount that would be due, if any, related to this litigation. Additional amounts, if any, which would be due to the contractor with respect to completion of construction of the power plant would be accounted for as an additional part of its power plant investment. Furthermore, our partner has executed a reimbursement agreement with us that provides recovery of up to $10 million over an initial amount, including legal fees, payable from its management and royalty fees. At September 30, 2000, no accrual has been recorded in connection with this litigation. We believe that the outcome of this litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Interest rate changes affect the cost of capital needed to finance the construction and operation of our projects. We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for a number of our project financings. Interest expense included $13.3 million and $19.1 million of additional interest expense for the nine months ended September 30, 2000 and 1999, respectively, as a result of interest rate hedging mechanisms.
We have entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

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

United States

     On September 1, 2000, we acquired the trading operations of Citizens Power LLC. As a result of this acquisition, we have expanded our trading operations beyond the traditional marketing of our electric power. Our energy trading and price risk management activities give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the risk management policies of Edison Mission Energy. Policies are in place which limit the amount of total net exposure we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Edison Mission Energy performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, we supplement this approach with industry "best practice" techniques including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

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

     Electric power generated at the Illinois Plants is sold under power purchase agreements with Commonwealth Edison, in which Commonwealth Edison will purchase capacity and have the right to purchase energy generated by the Illinois Plants. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. Commonwealth Edison is obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by Commonwealth Edison. The capacity payment provides the Illinois Plants revenue for fixed charges, and the energy payment compensates the Illinois Plants for variable costs of production. If Commonwealth Edison does not fully dispatch the plants under contract, the Illinois Plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

United Kingdom

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

     In July 1998, the UK Director General of Electricity Supply proposed to the Minister for Science, Energy and Industry that the current structure of contracts for differences and compulsory trading via the pool at half-hourly clearing prices bid a day ahead be abolished. The UK Government accepted the proposals in October 1998 subject to certain reservations. Following this, further proposals were published by the Regulator in July and October 1999. The proposals include, among other things, the establishment of voluntary long-term forwards and futures markets, organized by independent market operators and evolving in response to demand; voluntary short-term power exchanges operating from 24 to 4-hours before a trading period; a balancing mechanism to enable the system operator to balance generation and demand and resolve any transmission constraints; a mandatory settlement process for recovering imbalances between contracted and metered volumes with stronger incentives for being in balance; and a Balancing and Settlement Code Panel to oversee governance of the balancing mechanism. It is difficult at this stage to evaluate the future impact of the proposals. However, a key feature of the new trading arrangements is to move to firm physical delivery which means that a generator must deliver, and a consumer take delivery, against their contracted positions or face the uncertain consequences of the system operator buying or selling in the balancing mechanism, on their behalf, and passing the costs back to them. A consequence of this will be to increase greatly the motivation of parties to contract in advance. Recent experience has been that this has placed a significant downward pressure on forward contract prices. Legislation in the form of a Utilities Bill, which was approved July 28, 2000, allows for the implementation of new trading arrangements and the necessary amendments to generators' licenses. Various key documents were designated by the Secretary of State and signed onto by participants on August 14, 2000 (Go-Active
Date); however, due to difficulties encountered during testing, implementation of the new trading arrangements has been delayed until March 27, 2001.

     A warmer than average winter, the entry of new operations into the generation market, the introduction of the new electricity trading arrangements coupled with uncertainties surrounding the new Utilities Bill and a proposed "good behavior" clause, discussed below, contributed to a drop in energy prices during the first seven months of 2000 and depressed forward prices for winter 2000/2001. We have entered into contracts for differences for the majority of our forecasted generation through the winter 2000/2001, and accordingly, have mitigated the downside risks to further decreases in energy prices. Despite improvement in capacity prices during August and September 2000, and a slight firming of forward prices, the short-term prices for energy continue to be below prior years. As a result of the foregoing, we continue to expect lower revenues from our Ferrybridge and Fiddler's Ferry plants.

     The core of the Utilities Bill is a fair deal for consumers through the provision of proper incentives to innovate and improve efficiency, growth of competition, protection for consumers and contribution of the utilities to a better environment. While the UK Government recognizes the need to strike a balance between consumer and shareholder interest, the proposals have far reaching implications for the utilities sector.

     In December 1999, the UK Director General of Electricity Supply gave notice of an intention to introduce a new condition into the licenses of a number of generators to curb the perceived exercise of market power in the determination of wholesale electricity prices which is called the Market Abuse License Condition. The majority of the major generators have accepted the new clauses, including Edison Mission Energy, which has sought and received specific assurances from the Regulator on the definition of market abuse and the way the clauses will be interpreted in the future. However, subsequent experience of investigations under the clause and a referral to the Competition Commission of non-signatories has raised questions about the need for the condition once the new trading arrangements are in place. The Competition Commission is scheduled to report its findings in December 2000. In the meantime, further consultation is in progress on guidelines relating to the Market Abuse License Condition under the new electricity trading arrangements.

Australia

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

     Our electric revenues were increased by $31.4 million and decreased by $5.5 million for the nine months ended September 30, 2000 and 1999, respectively as a result of electricity rate swap agreements and other hedging mechanisms. An electricity rate swap agreement is an exchange of a fixed price of electricity for a floating price. As a seller of power, we receive the fixed price in exchange for a floating price, like the index price associated with electricity pools.

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

     We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $49 million for the remainder of 2000 and $46 million in 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions. Similarly, we anticipate upgrades to the environmental controls at the Illinois Plants to control nitrogen oxide emissions to result in expenditures of approximately $21 million for the remainder of 2000 and $344 million for the 2001-2004 period. In addition, at the Ferrybridge and Fiddler's Ferry plants, we are committed to incur environmental costs arising from plant modifications, totaling approximately $32 million for the remainder of 2000 and $257 million for the 2001-2004 period. We do not expect these increased capital expenditures and operating expenses to have a material effect on our financial position or results of operation.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 and NO. 138
---------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Edison Mission Energy is currently evaluating the effects of this Statement.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7. of Edison Mission Energy's 1999 Form 10-K/A. Refer to "Market Risk Exposures - Commodity Price Risk" in Item 2. for an update to that disclosure.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit No.    Description
  -----------    -----------

      2.9 Purchase and Sale Agreement, dated May 10, 2000, between Edison Mission Energy, P&L Coal Holdings Corporation and Gold Fields Mining Corporation.

      27      Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Edison Mission Energy
                                        ---------------------
                                             (Registrant)

Date: November 10, 2000                 /s/ KEVIN M. SMITH
-----------------------                 ------------------
                                          KEVIN M. SMITH
                                        Senior Vice President and
                                        Chief Financial Officer