Form 10-Q
period 2001-09-30
EDISON MISSION ENERGY
filed 2001-11-14
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-13434

Edison Mission Energy
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4031807 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant's telephone number, including area code: (949) 752-5588

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of shares outstanding of the registrant's Common Stock as of November 13, 2001: 100 shares (all shares held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenues
Electric revenues	$1,016,505	$949,410	$2,359,071	$2,328,200
Equity in income from energy projects	119,785	88,847	288,846	165,250
Equity in income from oil and gas investments	12,365	13,044	42,878	31,601
Net gains (losses) from energy trading and price risk management	9,476	(10,852)	29,311	(44,641)
Operation and maintenance services	14,383	9,813	38,225	30,003

Total operating revenues	1,172,514	1,050,262	2,758,331	2,510,413

Operating Expenses
Fuel	345,959	278,392	905,525	791,167
Plant operations	241,061	197,777	700,168	600,158
Operation and maintenance services	7,085	6,457	20,627	22,138
Depreciation and amortization	101,743	92,983	276,063	295,478
Long-term incentive compensation	5,609	(54,440)	2,718	(54,440)
Asset impairment charges	1,923,574	—	1,923,574	—
Administrative and general	43,070	39,582	119,024	113,431

Total operating expenses	2,668,101	560,751	3,947,699	1,767,932

Operating income (loss)	(1,495,587)	489,511	(1,189,368)	742,481

Other Income (Expense)
Interest and other income	6,205	18,072	37,225	43,609
Gain on sale of assets	41,886	8,452	45,530	25,442
Interest expense	(171,523)	(177,227)	(488,016)	(531,374)
Dividends on preferred securities	(5,041)	(8,081)	(17,421)	(24,441)
Minority interest	(11,140)	(982)	(18,662)	(2,429)

Total other income (expense)	(139,613)	(159,766)	(441,344)	(489,193)

Income (loss) before income taxes	(1,635,200)	329,745	(1,630,712)	253,288
Provision (benefit) for income taxes	(594,010)	138,464	(592,272)	110,692

Income (Loss) Before Accounting Change	(1,041,190)	191,281	(1,038,440)	142,596
Cumulative effect of change in accounting for derivatives, net of tax	14,896	—	20,897	—
Cumulative effect on prior years of change in accounting for major maintenance costs, net of tax	—	—	—	17,690

Net Income (Loss)	$(1,026,294)	$191,281	$(1,017,543)	$160,286

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(1,026,294)	$191,281	$(1,017,543)	$160,286
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,725 and $(1,008) for the three months and $(940) and $(4,435) for the nine months ended September 30, 2001 and 2000, respectively	42,908	(87,176)	(58,381)	(225,447)
Reclassification adjustments for planned sale of investment in a foreign subsidiary	64,065	—	64,065	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax benefit of $13.5 million and $124.4 million for the three months and nine months ended September 30, 2001, respectively	(15,506)	—	(245,745)	—
Other unrealized holding gains (losses) arising during period, net of income tax expense of $5.5 million and $74.3 million for the three months and nine months ended September 30, 2001, respectively	(17,533)	—	63,955	—
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $7.9 million and $(9.7) million for the three months and nine months ended September 30, 2001, respectively	(10,565)	—	20,117	—

Other comprehensive income (expense)	63,369	(87,176)	(155,989)	(225,447)

Comprehensive Income (Loss)	$(962,925)	$104,105	$(1,173,532)	$(65,161)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$735,600	$962,865
Accounts receivable—trade, net of allowance of $4,609 in 2001 and $1,126 in 2000	476,317	506,936
Accounts receivable—affiliates	120,268	156,862
Assets under energy trading and price risk management	103,517	251,524
Inventory	308,296	279,864
Prepaid expenses and other	60,207	49,004

Total current assets	1,804,205	2,207,055

Investments
Energy projects	1,787,144	2,044,043
Oil and gas	28,734	43,549

Total investments	1,815,878	2,087,592

Property, Plant and Equipment	9,546,203	10,585,710
Less accumulated depreciation and amortization	938,755	721,586

Net property, plant and equipment	8,607,448	9,864,124

Other Assets
Long-term receivables	270,478	267,599
Goodwill	627,024	289,146
Deferred financing costs	131,701	113,652
Long-term assets under energy trading and price risk management	4,007	56,695
Restricted cash and other	118,696	131,228

Total other assets	1,151,906	858,320

Total Assets	$13,379,437	$15,017,091

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable — affiliates	$14,405	$25,489
Accounts payable and accrued liabilities	519,547	736,213
Liabilities under energy trading and price risk management	50,543	281,657
Interest payable	132,491	123,354
Short-term obligations	505,900	883,389
Current portion of long-term incentive compensation	1,680	93,000
Current maturities of long-term obligations	1,188,212	1,767,898

Total current liabilities	2,412,778	3,911,000

Long-Term Obligations Net of Current Maturities	6,829,591	5,334,789

Long-Term Deferred Liabilities
Deferred taxes and tax credits	941,549	1,611,485
Deferred revenue	409,534	460,481
Long-term incentive compensation	40,819	51,766
Long-term liabilities under energy trading and price risk management	168,839	58,016
Other	297,578	296,594

Total long-term deferred liabilities	1,858,319	2,478,342

Total Liabilities	11,100,688	11,724,131

Minority Interest	356,720	18,016

Preferred Securities of Subsidiaries
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures	150,000	150,000
Subject to mandatory redemption	93,663	176,760

Total preferred securities of subsidiaries	243,663	326,760

Commitments and Contingencies (Note 6)
Shareholder's Equity
Common stock, no par value; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,630,619	2,629,406
Retained earnings (deficit)	(713,647)	401,396
Accumulated other comprehensive loss	(302,736)	(146,748)

Total Shareholder's Equity	1,678,366	2,948,184

Total Liabilities and Shareholder's Equity	$13,379,437	$15,017,091

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(1,017,543)	$160,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income from energy projects	(288,846)	(165,250)
Equity in income from oil and gas investments	(42,878)	(31,601)
Distributions from energy projects	159,975	113,554
Dividends from oil and gas investments	56,590	20,600
Depreciation and amortization	276,063	295,478
Deferred taxes and tax credits	(654,999)	65,542
Amortization of discount on short-term obligations	1,106	54,947
Gain on sale of assets	(45,530)	(25,442)
Asset impairment charges	1,923,574	—
Cumulative effect of change in accounting, net of tax	(20,897)	(17,690)
(Increase) decrease in accounts receivable	150,197	(170,733)
Increase in inventory	(23,152)	(15,654)
(Increase) decrease in prepaid expenses and other	6,495	(18,874)
Increase (decrease) in accounts payable and accrued liabilities	(416,524)	142,433
Increase in interest payable	8,988	24,194
Decrease in long-term incentive compensation	(4,853)	(105,526)
Decrease in net assets under risk management	16,856	—
Other, net	(50,682)	22,018

Net cash provided by operating activities	33,940	348,282

Cash Flows From Financing Activities
Borrowings on long-term obligations	2,385,209	2,307,168
Payments on long-term obligations	(1,713,626)	(2,621,585)
Short-term financing, net	(377,174)	(453,632)
Cash dividends to parent	(97,500)	(66,000)
Issuance of preferred securities	95,304	—
Redemption of preferred securities	(164,560)	—

Net cash provided by (used in) financing activities	127,653	(834,049)

Cash Flows From Investing Activities
Investments in and loans to energy projects	(251,338)	(153,388)
Purchase of generating stations	—	(16,895)
Purchase of common stock of acquired companies	(83,381)	(74,742)
Capital expenditures	(200,548)	(221,539)
Proceeds from sale-leaseback transactions	—	1,667,000
Proceeds from sale of interest in projects	174,340	34,246
Decrease in restricted cash	11,848	13,196
Investments in other assets	(24,918)	(255,674)
Other, net	11,699	(27,203)

Net cash provided by (used in) investing activities	(362,298)	965,001

Effect of exchange rate changes on cash	(26,560)	(45,209)

Net increase (decrease) in cash and cash equivalents	(227,265)	434,025
Cash and cash equivalents at beginning of period	962,865	398,695

Cash and cash equivalents at end of period	$735,600	$832,720

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1. GENERAL

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

    On October 26, 2001, we changed our corporate domicile from California to Delaware. The change in domicile was accomplished through a merger between Edison Mission Energy, a corporation incorporated under the laws of the State of California, and Edison Mission Energy, a Delaware corporation newly formed for this purpose, with the Delaware corporation as the surviving corporation. As a result, the Delaware corporation succeeded to and assumed all rights and obligations of the California corporation. Apart from the change in our state of incorporation, the change in corporate domicile had no effect on our business, management, employees, fiscal year, assets or liabilities, or locations of our facilities, including corporate headquarters, and did not result in any relocation of management or other employees. We filed a Form 8-K on October 29, 2001, which describes our change in domicile in further detail.

    Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Mission Energy Holding Company

    On June 8, 2001, our ultimate parent company, Edison International created Mission Energy Holding Company as a wholly-owned indirect subsidiary. Mission Energy Holding's principal asset is our common stock. In July 2001, Mission Energy Holding issued $800 million of 13.50% senior secured notes due 2008. Concurrently with the consummation of the offering of its senior secured notes, Mission Energy Holding borrowed $385 million under a new term loan. The senior secured notes and the term loan are secured by a first priority security interest in our common stock. The respective rights, remedies and priorities of the holders of the senior secured notes and the lenders with respect to our stock are governed by intercreditor arrangements. Both the senior secured notes and the term loan also have security interests in interest reserve accounts, covering the interest payable on those obligations for the first two years. We have not guaranteed either the senior secured notes or the term loan, both of which are non-recourse to us. The net proceeds of the offering and the term loan not deposited into the respective interest escrow accounts were used to pay a dividend to Mission Energy Holding's parent, The Mission Group, which in turn loaned the net proceeds to its parent, Edison International. Edison International used the funds to repay a portion of its indebtedness that matures in 2001. The Mission Energy Holding financing documents contain restrictions on our ability and the ability of our subsidiaries to enter into specified transactions or engage in specified business activities and require in some instances that we obtain the approval of the Mission Energy Holding board of directors. Our articles of incorporation bind us to the restrictions in the Mission Energy Holding financing documents by restricting our ability to enter into specified transactions or engage in specified business activities, as set forth in the Mission Energy Holding financing documents, without shareholder approval.

California Power Crisis

    Edison International is a holding company. Edison International is also the corporate parent of Southern California Edison Company, an electric utility that buys and sells power in California. During the period between summer 2000 and spring 2001, various market conditions and other factors resulted in higher wholesale power prices to California utilities. At the same time, two of the three major California utilities, Southern California Edison and Pacific Gas and Electric Co., were operating under a retail rate freeze. As a result, there was a significant under recovery of costs by Southern California Edison and Pacific Gas and Electric, and each of these companies failed to make payments due to power suppliers, including us, and others. Pacific Gas and Electric filed a voluntary bankruptcy petition on April 6, 2001. The recently announced settlement of the federal district lawsuit between Southern California Edison and the California Public Utilities Commission, which would allow Southern California Edison to recover certain procurement-related liabilities, may mitigate the situation; however, given the magnitude of its payment defaults, it is still possible that Southern California Edison could face bankruptcy. For more information on how the current California power crisis affects us and our investments, see "—Note 6. Commitments and Contingencies—The California Power Crisis."

NOTE 2. CHANGES IN ACCOUNTING

Accounting for Derivatives

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

    The majority of our remaining risk management activities, including forward sales contracts from our Homer City plant, qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The hedge agreement we have with the State Electricity Commission of Victoria for electricity prices from our Loy Yang B project in Australia qualifies as a cash flow hedge. This contract could not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery. Some of our derivatives did not qualify for either the normal sales and purchases exception or as cash flow hedges. These derivatives are recorded at fair value with subsequent changes in fair value recorded through the income statement. The majority of our activities related to the Ferrybridge and Fiddler's Ferry power plants in the United Kingdom and fuel contracts related to the Collins Station in Illinois do not qualify for either the normal purchases and sales exception or as cash flow hedges. In both these situations, we could not conclude, based on information available at September 30, 2001, that the timing of generation from these power plants met the probable requirement for a specific forecasted transaction under SFAS No. 133. Accordingly, the majority of these contracts are recorded at fair value, with subsequent changes in fair value reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    As a result of the adoption of SFAS No. 133, we expect our quarterly earnings will be more volatile than earnings reported under the prior accounting policy. On January 1, 2001, we recorded a $6 million, after tax, increase to net income and a $230.2 million, after tax, decrease to other comprehensive income as the cumulative effect of change in accounting for derivatives. During the quarter ended September 30, 2001, we recorded a $17.5 million, after tax, decrease to other comprehensive income resulting from unrealized holding losses on interest rate swaps of our affiliates. We also recorded a net gain of $0.5 million and $2.2 million for the quarter ended and nine months ended September 30, 2001, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    The Derivative Implementation Group of the Financial Accounting Standards Board has provided guidance on the normal sales and purchases exception that affects classification on commodity contracts. We did not use the normal sales and purchases exception for forward sales contracts from our Homer City plant due to our net settlement procedures with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C15 modified the normal sales and purchases exception to include electricity contracts which include terms that require physical delivery by the seller in quantities that are expected to be sold in the normal course of business. Accordingly, we qualified to use the normal sales and purchases exception for our Homer City forward sales contracts commencing July 1, 2001. Based on this accounting guidance, on July 1, 2001, we eliminated the value of the Homer City forward sales contracts from our consolidated balance sheet. The cumulative effect of this change in accounting is reflected as a $15.5 million, after tax, decrease to other comprehensive income.

    We had previously applied the normal sales and purchases exception for long-term commodity contracts entered into by our First Hydro plant to buy and sell electricity for the period between January 1, 2001 through June 30, 2001. However, the criteria applicable to the buyer of power outlined under Statement No. 133 Implementation Issue Number C15 precluded the contracts from qualifying under the normal sales and purchases exception as of July 1, 2001. Accordingly, we recorded a $14.9 million, after tax, increase to net income as the cumulative effect of change in accounting for derivatives in the consolidated income statement as of July 1, 2001. All subsequent changes in the fair value of these contracts will be reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    Currently, we are using the normal sales and purchases exception for the majority of our fuel supply agreements. However, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C16 precludes contracts that have variable quantities from qualifying under the normal sales and purchases exception. Accordingly, we are evaluating the impact of this implementation guidance, which will be effective on April 1, 2002.

Accounting for Major Maintenance Costs

    Through December 31, 1999, we accrued for major maintenance costs incurred during the period between turnarounds (referred to as "accrue in advance" accounting method). In March 2000, we voluntarily decided to change our accounting policy to record major maintenance costs as an expense as incurred. This change in accounting policy is considered preferable based on guidance provided by the Securities and Exchange Commission. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," we recorded a $17.7 million, after tax, increase to net income, as a cumulative effect of change in accounting for major maintenance costs during the quarter ended March 31, 2000.

NOTE 3. INVENTORY

    Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)
	(in millions)
Coal and fuel oil	$235.7	$207.8
Spare parts, materials and supplies	72.6	72.1

Total	$308.3	$279.9

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$(146.7)	$—	$(146.7)
Current period change	5.7	(161.7)	(156.0)

Balance at September 30, 2001 (Unaudited)	$(141.0)	$(161.7)	$(302.7)

    Unrealized gains (losses) on cash flow hedges at September 30, 2001 included interest rate swaps of our affiliates and the hedge agreement we have with the State Electricity Commission of Victoria for electricity prices from our Loy Yang B project in Australia. This contract could not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery. Approximately 69% of our accumulated other comprehensive loss at September 30, 2001 related to unrealized losses on the cash flow hedge resulting from this contract. These losses arise from current forecasts of future electricity prices in these markets greater than our contract prices. Although the contract prices are below the current market prices, we believe that prices included in our contracts mitigate price risk associated with future changes in market prices and are at prices that meet our profit objectives. Assuming the long-term contract with the State Electricity Commission of Victoria continues to qualify as a cash flow hedge, future changes in the forecast of market prices for contract volumes included in this agreement will increase or decrease our other comprehensive income without significantly affecting our net income.

    As our hedged positions are realized, approximately $1.8 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the last quarter of 2001. Management expects that these net unrealized losses will be offset when the hedged items are recognized in earnings. The maximum period over which a cash flow hedge is designated, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 15 years.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

Acquisitions

    In February 2001, we completed the acquisition of a 50% interest in CBK Power Co. Ltd. in exchange for $20 million. CBK Power has entered into a 25-year build-rehabilitate-transfer-and-operate agreement with National Power Corporation related to the 728 MW Caliraya-Botocan-Kalayaan (CBK) hydroelectric project located in the Philippines. Financing for this $460 million project comprises equity commitments of $117 million, of which our 50% share is $58.5 million, required to be made upon completion of the rehabilitation and expansion, currently scheduled in 2003, and debt financing which is in place for the remainder of the cost for this project.

    During the second quarter of 2001, we completed the purchase of additional shares of Contact Energy for NZ$152 million, thereby increasing our ownership interest from 42.6% to 51.2%. Accordingly, we began accounting for Contact Energy on a consolidated basis effective June 1, 2001, upon acquisition of a controlling interest. Prior to June 1, 2001, we used the equity method of accounting for Contact Energy. In order to finance this purchase, we obtained a NZ$135 million, 364-day bridge loan from an investment bank under a credit facility which is to be syndicated by the bank. In addition to other security arrangements, a security interest over all Contact Energy shares held has been provided as collateral. From June 1, 2001 to September 30, 2001, we issued $95.3 million through one of our subsidiaries new preferred securities primarily to repay the bridge loan. On July 2, 2001, we redeemed NZ$400 million EME Taupo preferred securities from the existing holders. Funding for the redemption of the existing preferred securities was provided by a NZ$400 million credit facility scheduled to mature in July 2005. The financing documents governing the credit facility provide that the credit facility may be funded under either, or a combination of, a letter of credit facility or a revolving credit facility. The NZ$400 million was originally funded as a revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for a discussion of a tender offer for the shares held by others in Contact Energy.

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

    On June 29, 2001, we sold our 25% interest in the Hopewell project and on September 20, 2001, we sold our 50% interest in the Saguaro project for a total gain on sale of $47.2 million ($26.3 million after tax). During the third quarter of 2001, we entered into agreements, subject to obtaining consents from third parties and other conditions precedent to closing, for the sale of our interests in the EcoEléctrica, Gordonsville, Commonwealth Atlantic, James River and Nevada Sun-Peak projects. For the quarter ended September 30, 2001, we recorded asset impairment charges of $24.5 million related to the James River and Nevada Sun-Peak projects based on the expected sales proceeds. We expect the total net proceeds from the sale of our interests in the above projects, if all are completed, will be approximately $460 million. In addition, we are currently offering for sale our interest in the Brooklyn Navy Yard project.

    On October 8, 2001, we announced the sale of the Ferrybridge and Fiddler's Ferry power plants in the United Kingdom to two wholly-owned subsidiaries of American Electric Power for an aggregate purchase price of £650 million. The sale is the result of a competitive bidding process. As a result of the transaction, we recorded an asset impairment charge of $1.9 billion ($1.154 billion after tax) to write down the carrying amount of the power plants to estimated fair value less cost to sell and related currency adjustments. This charge was recorded in the third quarter of 2001. We expect the transaction to close before the end of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Subsidiary Financing Plans—Status of Edison First Power Loan."

Pro Forma Financial Information

    The following unaudited pro forma financial information summarizes our consolidated results of operations and our subsidiaries excluding the results of operations of the Ferrybridge and Fiddler's Ferry plants, including the impairment charge discussed above, for the periods indicated. These results have been prepared for comparative purposes only and do not represent the historical results of operations in accordance with generally accepted accounting principles as reflected in our consolidated statements of income (loss).

	Nine Months Ended September 30,
	2001	2000
	(Unaudited) (in millions)
Operating Revenues	$2,383.0	$2,001.7
Operating Expenses	1,631.9	1,354.5
Other Income (Expense)	(378.5)	(403.1)
Income Before Accounting Change	195.5	125.4
Cumulative Change in Accounting	15.1	21.8
Net Income	210.6	147.2

NOTE 6. COMMITMENTS AND CONTINGENCIES

Capital Commitments

    The following table summarizes our consolidated capital commitments as of September 30, 2001. Details regarding these capital commitments are discussed in the sections referenced.

Type of Commitment	Estimated Cost in U.S. $		Time Period	Discussed Under
	(in millions)
New Gas-Fired Generation	$300		by 2003	Illinois Plants—Power Purchase Agreements, included in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 2000
New Gas-Fired Generation	986	*	2001-2004	Edison Mission Energy Master Turbine Lease, included in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 2000
Environmental Improvements at our Project Subsidiaries	43		2001-2002	Environmental Matters and Regulations
Project Acquisition for the Italian Wind Projects	9		2001-2002	Firm Commitment for Asset Purchase
Equity Contribution for the Sunrise Project	116		2001-2003	Firm Commitments to Contribute Project Equity
Equity Contribution for the Italian Wind Projects	2		2001-2002	Firm Commitments to Contribute Project Equity
Equity Contribution for the CBK Project	59		2003	Firm Commitments to Contribute Project Equity

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

Firm Commitment for Asset Purchase

Project	Local Currency	(in millions) U.S. Currency
Italian Wind(i)	18 billion Italian Lira	$8.5

(i)
The Italian Wind projects are a series of power projects that are in operation or under development in Italy. Our wholly-owned subsidiary owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity

Projects	Local Currency	(in millions) U.S. Currency
Italian Wind(i)	3 billion Italian Lira	$1.5
CBK(ii)	—	58.5
Sunrise(iii)	—	116.4

(i)
The Italian Wind projects are a series of power projects that are in operation or under development in Italy. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

(ii)
Caliraya-Botocan-Kalayaan is a 728 MW hydroelectric power project under construction in the Philippines. At September 30, 2001, 168 megawatts have been commissioned and are operational. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed upon full draw down of the debt facility, which is currently scheduled for 2003. This equity commitment could be accelerated if our credit rating were to fall below investment grade. We have been notified that the contractor responsible for the engineering, procurement, and construction of the project will require adjustment in the construction payment schedule in order to meet its obligations to major suppliers and subcontractors. We have had ongoing discussions with the lenders on how to meet this contractor requirement in order to keep the project on schedule. As a result of these discussions, we may need to fund some or all of our equity commitment prior to 2003 in order to support cash requirements of the project.

(iii)
The Sunrise project consists of two phases, with Phase I, a single-cycle gas-fired facility (320 MW) that commenced commercial operation in June 2001, and Phase II, conversion to a combined-cycle gas-fired facility (560 MW) currently scheduled to be completed in July 2003. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed to fund the construction of Phase II. The project intends to obtain project financing for a portion of the capital costs.

    Firm commitments to contribute project equity could be accelerated due to events of default as defined in the non-recourse project financing facilities. Management does not believe that these events of default will occur to require acceleration of the firm commitments.

Other Commitments

Homer City

    We have guaranteed to the bondholders, banks and other secured parties that financed the acquisition of the Homer City plant the performance and payment when due by Edison Mission Holdings Co. of its obligations in respect of specified senior debt, up to $42 million. This guarantee will be available until December 31, 2001, after which time we will have no further obligations under this guarantee. To satisfy the requirements under the Edison Mission Holdings Co. bank financing to have a debt service reserve account balance in an amount equal to six months' debt service, we provide a guarantee of Edison Mission Holdings' obligations in the amount of $9 million to the lenders involved in the bank financing.

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

Subsidiary Indemnification Agreements

    Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries have agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of September 30, 2001, if payment were required, would be $242 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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

Contingencies

The California Power Crisis

    During the period between summer 2000 and spring 2001, various market conditions and other factors resulted in higher wholesale power prices to California utilities. At the same time, two of the three major California utilities, Southern California Edison and Pacific Gas and Electric, were operating under a retail rate freeze. As a result, there was a significant under recovery of costs by Southern California Edison and Pacific Gas and Electric, and each of these companies failed to make payments due to power suppliers, including us, and others. Pacific Gas and Electric filed a voluntary bankruptcy petition on April 6, 2001. The recently announced settlement of the federal district lawsuit between Southern California Edison and the California Public Utilities Commission, which would allow Southern California Edison to recover certain procurement-related liabilities, may mitigate the situation; however, given the magnitude of its payment defaults, it is still possible that Southern California Edison could face bankruptcy. Edison International is also the corporate parent of Southern California Edison. For a description of this contingency and the California power crisis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—The California Power Crisis and Our Response."

Paiton

    Our wholly-owned subsidiary owns a 40% interest in PT Paiton Energy, which owns a 1,230 MW coal-fired power plant in operation in East Java, Indonesia, which is referred to as the Paiton project. Our investment in the Paiton project was $494.6 million at September 30, 2001. Paiton Energy is in continuing negotiations on a long-term restructuring of the tariff under a long-term power purchase agreement with the state-owned electric utility company, PT PLN. Paiton Energy and PT PLN agreed on a Phase I Agreement for the period from January 1, 2001 through June 30, 2001. This agreement provided for fixed monthly payments aggregating $108 million over its six-month duration and for the payment for energy delivered to PT PLN from the plant during this period. PT PLN made all fixed payments due under the Phase I Agreement totaling $108 million as scheduled. Paiton Energy received lender approval of the Phase I Agreement, and Paiton Energy has also entered into a lender interim agreement under which lenders have effectively agreed to interest-only payments and to deferral of principal payments while Paiton Energy and PT PLN seek a long-term restructuring of the tariff. The lenders have agreed to extend that agreement through December 31, 2001. Paiton Energy and PT PLN intended to complete the negotiations of the future phases of a new long-term tariff during the six-month duration of the Phase I Agreement. Although Paiton Energy and PT PLN did not complete negotiations on a long-term restructuring of the tariff by June 30, 2001, Paiton Energy and PT PLN signed an agreement providing for an extension of the Phase I Agreement from July 1, 2001 to September 30, 2001. The lenders approved this extension of the Phase I Agreement. All fixed payments totaling $59 million due under that extension of the Phase I Agreement have been made by PT PLN. Paiton Energy and PT PLN have been actively negotiating a Long-Term Agreement and have made substantial progress. However, that Long-Term Agreement was not completed prior to the expiry of the extension of the Phase I Agreement. Paiton Energy and PT PLN have therefore signed an agreement providing for an additional extension of this Phase I Agreement to December 31, 2001. Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that PT PLN will continue to agree to make payments for electricity on an interim basis beyond September 30, 2001 while negotiations regarding the long-term restructuring of the tariff continue. Although completion of negotiations may be delayed, Paiton Energy continues to believe that negotiations on the long-term restructuring of the tariff will be successful. For a more detailed discussion of the restructuring of the tariff and related matters, refer to "Commitments and Contingencies—Paiton" in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Contingent Obligations to Contribute Project Equity

Projects	Local Currency	(in millions) U.S. Currency
Paiton(i)	—	$5.3
ISAB(ii)	88 billion Italian Lira	41.6

(i)
Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $136 million has been contributed as of September 30, 2001.

  For more information on the Paiton project, see "—Paiton" above.

(ii)
ISAB is a 512 MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. Our wholly-owned subsidiary owns a 49% interest. Commercial operations commenced in April 2000. Contingent obligations to contribute additional equity to the project relate specifically to an agreement to provide equity assurances to the project's lenders depending on the outcome of the contractor claim arbitration.

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

Three Months Ended	Americas	Asia Pacific	Europe, Central Asia, Middle East and Africa	Corporate/ Other	Total
	(Unaudited) (in millions)
September 30, 2001
Operating revenues	$783.5	$195.7	$192.3	$1.0	$1,172.5
Operating income (loss)	405.4	59.9	(1,916.2)	(44.7)	(1,495.6)
Total assets	$6,644.6	$3,046.4	$3,157.4	$531.0	$13,379.4
September 30, 2000
Operating revenues	$733.1	$51.3	$265.9	$—	$1,050.3
Operating income	372.2	28.6	67.3	21.4	489.5
Total assets	$6,905.9	$2,666.2	$4,809.6	$97.6	$14,479.3
Nine Months Ended	Americas	Asia Pacific	Europe, Central Asia, Middle East and Africa	Corporate/ Other	Total
	(Unaudited) (in millions)
September 30, 2001
Operating revenues	$1,695.5	$341.4	$719.1	$2.3	$2,758.3
Operating income (loss)	634.0	130.9	(1,843.3)	(111.0)	(1,189.4)
Total assets	$6,644.6	$3,046.4	$3,157.4	$531.0	$13,379.4
September 30, 2000
Operating revenues	$1,430.7	$148.8	$930.9	$—	$2,510.4
Operating income (loss)	453.3	75.6	275.4	(61.8)	742.5
Total assets	$6,905.9	$2,666.2	$4,809.6	$97.6	$14,479.3

NOTE 8. INVESTMENTS

    The following table presents summarized financial information of the significant subsidiary investments in energy projects accounted for by the equity method. The significant subsidiary investments include the Cogeneration Group. The Cogeneration Group consists of Kern River Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company, of which we own a 50 percent, 50 percent and 49 percent interest, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Operating Revenues	$242.2	$298.5	$1,036.4	$592.3
Operating Income	126.2	126.2	357.3	214.9
Net Income	142.8	118.7	374.0	214.3

    The following table presents summarized financial information of the significant subsidiary investment in oil and gas accounted for by the equity method. The significant subsidiary is Four Star Oil & Gas Company, of which we own 36 percent.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Operating Revenues	$73.4	$106.0	$271.4	$275.7
Operating Income	43.4	58.5	185.8	149.7
Net Income	27.5	36.7	116.2	92.6

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

General

    We are an independent power producer engaged in the business of developing, acquiring, owning or leasing and operating electric power generation facilities worldwide. We also conduct energy trading and price risk management activities in power markets open to competition. Edison International is our ultimate parent company. Edison International also owns Southern California Edison Company, one of the largest electric utilities in the United States. We were formed in 1986 with two domestic operating projects. As of September 30, 2001, we owned interests in 32 domestic and 41 international operating power projects with an aggregate generating capacity of 27,931 megawatts (MW), of which our share was 22,993 MW. At that date, one domestic and five international projects, totaling 1,383 MW of generating capacity, of which our anticipated share will be approximately 842 MW, were in construction. At September 30, 2001, we had consolidated assets of $13.4 billion and total shareholder's equity of $1.7 billion.

    Our operating revenues are derived primarily from electric revenues and equity in income from power projects. Electric revenues accounted for 87% and 90% of our total operating revenues during the three-month periods ended September 30, 2001 and 2000, respectively, and 86% and 93% of our total operating revenues during the nine-month periods ended September 30, 2001 and 2000, respectively. Our consolidated operating revenues during those years also include equity in income from oil and gas investments, net gains (losses) from energy trading and price risk management activities and revenues attributable to operation and maintenance services.

Acquisitions and Dispositions

Acquisitions

    In February 2001, we completed the acquisition of a 50% interest in CBK Power Co. Ltd. in exchange for $20 million. CBK Power has entered into a 25-year build-rehabilitate-transfer-and-operate agreement with National Power Corporation related to the 728 MW Caliraya-Botocan-Kalayaan (CBK) hydroelectric project located in the Philippines. Financing for this $460 million project comprises equity commitments of $117 million, of which our 50% share is $58.5 million, required to be made upon completion of the rehabilitation and expansion, currently scheduled in 2003, and debt financing which is in place for the remainder of the cost for this project.

    During the second quarter of 2001, we completed the purchase of additional shares of Contact Energy for NZ$152 million, thereby increasing our ownership interest from 42.6% to 51.2%. Accordingly, we began accounting for Contact Energy on a consolidated basis effective June 1, 2001, upon acquisition of a controlling interest. Prior to June 1, 2001, we used the equity method of accounting for Contact Energy. In order to finance this purchase, we obtained a NZ$135 million, 364-day bridge loan from an investment bank under a credit facility which is to be syndicated by the bank. In addition to other security arrangements, a security interest over all Contact Energy shares held has been provided as collateral. From June 1, 2001 to September 30, 2001, we issued $95.3 million through one of our subsidiaries new preferred securities primarily to repay the bridge loan. On July 2, 2001, we redeemed NZ$400 million EME Taupo preferred securities from the existing holders. Funding for the redemption of the existing preferred securities was provided by a NZ$400 million credit facility scheduled to mature in July 2005. The financing documents governing the credit facility provide that the credit facility may be funded under either, or a combination of, a letter of credit facility or a revolving credit facility. The NZ$400 million was originally funded as a revolving credit facility. See "—Recent Developments" for a discussion of a tender offer for the shares held by others in Contact Energy.

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

    On June 29, 2001, we sold our 25% interest in the Hopewell project and on September 20, 2001, we sold our 50% interest in the Saguaro project for a total gain on sale of $47.2 million ($26.3 million after tax). During the third quarter of 2001, we entered into agreements, subject to obtaining consents from third parties and other conditions precedent to closing, for the sale of our interests in the EcoEléctrica, Gordonsville, Commonwealth Atlantic, James River and Nevada Sun-Peak projects. For the quarter ended September 30, 2001, we recorded asset impairment charges of $24.5 million related to the James River and Nevada Sun-Peak projects based on the expected sales proceeds. We expect the total net proceeds from the sale of our interests in the above projects, if all are completed, will be approximately $460 million. In addition, we are currently offering for sale our interest in the Brooklyn Navy Yard project.

    On October 8, 2001, we announced the sale of the Ferrybridge and Fiddler's Ferry power plants in the United Kingdom to two wholly-owned subsidiaries of American Electric Power for an aggregate purchase price of £650 million. The sale is the result of a competitive bidding process. As a result of the transaction, we recorded an asset impairment charge of $1.9 billion ($1.154 billion after tax) to write down the carrying amount of the power plants to estimated fair value less cost to sell and related currency adjustments. This charge was recorded in the third quarter of 2001. We expect the transaction to close before the end of 2001. See "—Liquidity and Capital Resources—Subsidiary Financing Plans—Status of Edison First Power Loan."

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

Americas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Operating revenues	$652.5	$644.1	$1,339.7	$1,281.2
Net gains (losses) from energy trading and price risk management	3.7	(10.8)	36.2	(44.6)
Equity in income from investments	127.3	99.8	319.6	194.1

Total operating revenues	783.5	733.1	1,695.5	1,430.7
Fuel and plant operations	301.7	305.6	894.7	821.7
Depreciation and amortization	46.0	50.1	125.5	150.5
Asset impairment charges	24.5	—	24.5	—
Administrative and general	5.9	5.2	16.8	5.2

Operating income	$405.4	$372.2	$634.0	$453.3

Operating Revenues

    Operating revenues increased $8.4 million and $58.5 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. The increase resulted from higher electric revenues from the Homer City plant due to increased production and higher energy prices, as compared to the same prior year period. The increase in the third quarter of 2001 was partially offset by lower electric revenues from the Illinois Plants due to lower dispatch of their coal units as a result of lower market prices during the third quarter of 2001.

    Net gains from energy trading activities were $3.1 million and $5.5 million for the third quarter and nine months ended September 30, 2001, respectively. Net losses from energy trading activities from September 1, 2000, the acquisition date of Citizens Power, to September 30, 2000 were $1.4 million. Total gains and losses from price risk management activities increased $10 million and $73.9 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. The increase in gains was primarily due to realized and unrealized gains for a gas swap purchased to hedge a portion of our gas price risk related to our share of gas production in Four Star, an oil and gas company in which we have a minority interest and which we account for under the equity method. Although we believe the gas swap hedges our gas price risk, hedge accounting is not permitted for transactions of investments accounted for on the equity method. Partially offsetting this gain in the third quarter and nine months ended September 30, 2001 was a loss resulting from the change in market value of future contracts with respect to a portion of our anticipated fuel purchases through 2002 at the Illinois Plants that did not qualify for hedge accounting under SFAS No. 133.

    Equity in income from investments increased $27.5 million and $125.5 million during the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The increase was primarily the result of higher revenues from cogeneration projects due to higher energy pricing during the nine-month period ended September 30, 2001 and revenues from the Sunrise project, which commenced operations in June 2001. We had no comparable results for the Sunrise project in 2000.

    Due to warmer weather during the summer months, electric revenues generated from the Homer City plant and the Illinois Plants are usually higher during the third quarter of each year. In addition, our third quarter equity in income from investments in energy projects is materially higher than other quarters of the year due to higher summer pricing for our West Coast power investments.

Operating Expenses

    Fuel and plant operations increased $73 million for the nine months ended September 30, 2001, compared to the same prior year period. The increase in plant operations resulted from lease costs related to the sale-leaseback commitments for the Powerton-Joliet power facilities and the Collins gas and oil-fired power plant. There were no comparable lease costs for the Powerton-Joliet power facilities through the period ended August 2000. In addition, plant operations increased due to higher maintenance costs at the Illinois Plants during the nine-month period ended September 30, 2001.

    Depreciation and amortization expense decreased $4.1 million and $25 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The decrease resulted from lower depreciation expense at the Illinois Plants related to the sale-leaseback transaction for the Powerton-Joliet power facilities to third-party lessors on August 24, 2000.

    Asset impairments of $24.5 million were required to write down our investments to the estimated net proceeds from the planned sale of the James River and Nevada Sun-Peak projects. During the third quarter of 2001, we entered into agreements, subject to obtaining consents from third parties and other conditions precedent to closing, for the sale of our 50% interest in these projects. We expect to reach financial close during the fourth quarter of 2001. For more information on the domestic asset sales, see "—Acquisitions and Dispositions—Dispositions."

    Administrative and general expenses for the quarter ended and nine months ended September 30, 2001 consist of administrative and general expenses incurred at our trading operations in Boston, Massachusetts. Prior to September 1, 2000, administrative and general expenses incurred by our own marketing operations were reflected in Corporate/Other administrative and general expenses.

Operating Income

    Operating income increased $33.2 million and $180.7 million during the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The increase was primarily due to operating income from the Homer City plant, equity in income from investments in energy projects and gains from price risk management activities discussed above.

Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Operating revenues	$196.1	$46.8	$334.7	$139.9
Net losses from energy trading and price risk management	(1.8)	—	(1.7)	—
Equity in income from investments	1.4	4.5	8.4	8.9

Total operating revenues	195.7	51.3	341.4	148.8
Fuel and plant operations	115.6	13.9	173.8	46.4
Depreciation and amortization	20.2	8.8	36.7	26.8

Operating income	$59.9	$28.6	$130.9	$75.6

Operating Revenues

    Operating revenues increased $149.3 million and $194.8 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. The increase was primarily due to consolidating Contact Energy operating revenues due to acquiring a controlling interest in the project, effective June 1, 2001.

    Net losses from price risk management activities were $1.8 million and $1.7 million for the third quarter and nine months ended September 30, 2001, respectively. There were no comparable gains or losses for the same prior year periods. The losses primarily resulted from the change in the market value of interest rate swaps and options that did not qualify for hedge accounting under SFAS No. 133. The losses were partially offset by gains that represent the ineffective portion of a long-term contract with the State Electricity Commission of Victoria entered into by the Loy Yang B plant, which is a derivative that qualified as a cash flow hedge under SFAS No. 133. See "—Note 4. Accumulated Other Comprehensive Income (Loss)" for further discussion.

    Equity in income from investments decreased $3.1 million during the quarter ended September 30, 2001, compared to the same prior year period. The decrease primarily reflects Contact Energy being accounted for on a consolidated basis effective June 1, 2001, compared to the equity method of accounting prior to the acquisition of a controlling interest.

Operating Expenses

    Fuel and plant operations increased $101.7 million and $127.4 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. The increase was primarily due to consolidating Contact Energy operating expenses, effective June 1, 2001.

    Depreciation and amortization expense increased $11.4 million and $9.9 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The increase primarily reflects the consolidation of Contact Energy depreciation and amortization expenses, effective June 1, 2001.

Operating Income

    Operating income increased $31.3 million and $55.3 million during the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. The increase was primarily due to consolidating Contact Energy's results of operations, effective June 1, 2001. Prior to June 1, 2001, we used the equity method of accounting for Contact Energy.

Europe, Central Asia, Middle East and Africa

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Operating revenues	$182.3	$268.4	$722.9	$937.1
Net gains (losses) from energy trading and price risk management	6.6	—	(7.5)	—
Equity in income (loss) from investments	3.4	(2.5)	3.7	(6.2)

Total operating revenues	192.3	265.9	719.1	930.9
Fuel and plant operations	176.8	163.0	557.8	545.3
Depreciation and amortization	32.6	35.6	105.5	110.2
Asset impairment charges	1,899.1	—	1,899.1	—

Operating income (loss)	$(1,916.2)	$67.3	$(1,843.3)	$275.4

Operating Revenues

    Operating revenues decreased $86.1 million and $214.2 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The decrease resulted primarily from lower electric revenues from the Ferrybridge and Fiddler's Ferry plants and the First Hydro plant due to lower energy prices and a 6.8% decrease in the average exchange rate of the pound sterling compared to the U.S. dollar at the nine-month period ended September 30, 2001, compared to the same prior year period. The time weighted average System Marginal Price decreased from £21.3/MWh during the quarter ended March 31, 2000 to £18.6/MWh during the quarter ended March 31, 2001. On March 27, 2001, the United Kingdom pool pricing system was replaced with a bilateral physical trading system referred to as the new electricity trading arrangements, therefore eliminating the System Marginal Price. The new electricity trading arrangements are described in further detail under "—Market Risk Exposures—United Kingdom." These new electricity trading arrangements have resulted in lower energy prices for the six-month period ended September 30, 2001, compared to the six-month period ended September 30, 2000. The First Hydro plant, Ferrybridge and Fiddler's Ferry plants and the Iberian Hy-Power plants generally provide higher electric revenues during the winter months.

    Net gains (losses) from price risk management activities were $6.6 million and $(7.5) million for the third quarter and nine months ended September 30, 2001, respectively. There were no comparable gains or losses for the same prior year periods. The gains in the third quarter of 2001 primarily represent the change in market value of long-term commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that were recorded at fair value under SFAS No. 133 with changes in fair value recorded through the income statement, effective July 1, 2001. The losses for the nine months ended September 30, 2001 primarily represent the change in market value of electricity rate swap agreements entered into by the Ferrybridge and Fiddler's Ferry plants that were recorded at fair value under SFAS No. 133 with changes in fair value recorded through the income statement.

    Equity in income from investments increased $5.9 million and $9.9 million during the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The increase reflects gains from the ISAB project, which commenced operations in April 2000, due to increased generation in 2001. We had no comparable results for the ISAB project in the first quarter of 2000.

Operating Expenses

    Fuel and plant operations increased $13.8 million and $12.5 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods in 2000. The increase for the three-month period ended September 30, 2001, was primarily due to higher fuel costs at the Ferrybridge and Fiddler's Ferry plants and at the First Hydro plant. Fuel costs were higher at the Ferrybridge and Fiddler's Ferry plants due to increased coal purchases used for resale to third parties as the opportunity to sell coal was greater in the current year. Fuel costs increased at the First Hydro plant due to higher overnight prices and charges from the grid under the new electricity trading arrangements (commonly referred to as "imbalance charges"). The new electricity trading arrangements are described in further detail under "—Market Risk Exposures—United Kingdom." The increase in fuel expense for the nine-month period ended September 30, 2001, primarily resulted from higher fuel costs at the Doga plant due to increased production in 2001, compared to the same prior year period.

    Asset impairment charges of $1.9 billion were required to write down the carrying amount of the Ferrybridge and Fiddler's Ferry plants to their estimated fair value less cost to sell and related currency adjustments in connection with the announced sale of the plants. The announced sale is described in further detail under "—Acquisitions and Dispositions—Dispositions."

Operating Income (Loss)

    Operating loss totaled $1.9 billion and $1.8 billion during the third quarter and nine months ended September 30, 2001, respectively, compared to operating income of $67.3 million and $275.4 million during the third quarter and nine months ended September 30, 2000, respectively. The decrease was primarily due to an operating loss from the Ferrybridge and Fiddler's Ferry plants resulting from the asset impairment charge recorded during the third quarter of 2001.

Corporate/Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in millions)
Net gains from energy trading and price risk management	$1.0	$—	$2.3	$—
Depreciation and amortization	3.0	(1.4)	8.4	8.0
Long-term incentive compensation	5.6	(54.4)	2.7	(54.4)
Administrative and general	37.1	34.4	102.2	108.2

Operating income (loss)	$(44.7)	$21.4	$(111.0)	$(61.8)

    Net gains from price risk management activities were $1 million and $2.3 million for the third quarter and nine months ended September 30, 2001, respectively. There were no comparable gains or losses for the same prior year periods. The gains primarily resulted from the change in market value of our interest rate swaps with respect to our $100 million senior notes that did not qualify for hedge accounting under SFAS No. 133.

    Long-term incentive compensation expense consists of charges related to our terminated phantom option plan. Long-term incentive compensation expense increased $60 million and $57.1 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The increase was due to a reduction in the liability for previously accrued incentive compensation by approximately $60 million recorded during the third quarter of 2000. This reduction resulted from the lower valuation implicit in the August 2000 exchange offer pursuant to which the phantom option plan was terminated compared to the value previously accrued. During the nine months ended September 30, 2001, we recorded an adjustment to our long-term incentive compensation accrual for changes in the market value of stock equivalent units.

Other Income (Expense)

    Interest and other income decreased $11.9 million and $6.4 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The decrease was primarily due to lower foreign exchange gains on intercompany loans. Lower interest income due to lower cash balances also contributed to the decrease in the third quarter of 2001.

    Gains on sale of assets were $41.9 million and $45.5 million for the third quarter and nine months ended September 30, 2001, respectively, compared to $8.5 million and $25.4 million during the same prior year periods. Gains on the sale of assets included:

Project	Net Proceeds	Ownership Interest Sold	Date
Saguaro	$67.0	50%	September 20, 2001
Hopewell	26.5	25	June 29, 2001
Kwinana	12.0	30	August 16, 2000
Auburndale	22.0	50	June 30, 2000

    Interest expense decreased $5.7 million and $43.4 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The decrease was primarily the result of lower interest rates on debt financing associated with the Illinois Plants and favorable changes in foreign exchange rates.

    Dividends on mandatorily redeemable preferred securities decreased $3 million and $7 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The decrease reflects the redemption of the NZ$400 million EME Taupo preferred securities in July 2001.

    Minority interest expense increased $10.2 million and $16.2 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The increase was due to accounting for Contact Energy on a consolidated basis, effective June 1, 2001, due to the purchase of additional shares of Contact Energy that resulted in our ownership interest increasing from 42.6% to 51.2%.

Provision (Benefit) for Income Taxes

    During the nine months ended September 30, 2001, we recorded an effective tax benefit rate of 36% based on projected income for the year and benefits under our tax sharing agreement, compared to the annual effective tax provision rate for the first nine months of 2000 of 44%. The change in the effective income tax rate is largely due to changes in income levels in different international tax jurisdictions.

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

Cumulative Effect of Change in Accounting Principle

Accounting for Derivatives

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

    The majority of our remaining risk management activities, including forward sales contracts from our Homer City plant, qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The hedge agreement we have with the State Electricity Commission of Victoria for electricity prices from our Loy Yang B project in Australia qualifies as a cash flow hedge. This contract could not qualify under the normal sales and purchases exception because financial settlement of the contract occurs without physical delivery. Some of our derivatives did not qualify for either the normal sales and purchases exception or as cash flow hedges. These derivatives are recorded at fair value with subsequent changes in fair value recorded through the income statement. The majority of our activities related to the Ferrybridge and Fiddler's Ferry power plants in the United Kingdom and fuel contracts related to the Collins Station in Illinois do not qualify for either the normal purchases and sales exception or as cash flow hedges. In both these situations, we could not conclude, based on information available at September 30, 2001, that the timing of generation from these power plants met the probable requirement for a specific forecasted transaction under SFAS No. 133. Accordingly, the majority of these contracts are recorded at fair value, with subsequent changes in fair value reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    As a result of the adoption of SFAS No. 133, we expect our quarterly earnings will be more volatile than earnings reported under the prior accounting policy. On January 1, 2001, we recorded a $6 million, after tax, increase to net income and a $230.2 million, after tax, decrease to other comprehensive income as the cumulative effect of change in accounting for derivatives. During the quarter ended September 30, 2001, we recorded a $17.5 million, after tax, decrease to other comprehensive income resulting from unrealized holding losses on interest rate swaps of our affiliates. We also recorded a net gain of $0.5 million and $2.2 million for the quarter ended and nine months ended September 30, 2001, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    The Derivative Implementation Group of the Financial Accounting Standards Board has provided guidance on the normal sales and purchases exception that affects classification on commodity contracts. We did not use the normal sales and purchases exception for forward sales contracts from our Homer City plant due to our net settlement procedures with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C15 modified the normal sales and purchases exception to include electricity contracts which include terms that require physical delivery by the seller in quantities that are expected to be sold in the normal course of business. Accordingly, we qualified to use the normal sales and purchases exception for our Homer City forward sales contracts commencing July 1, 2001. Based on this accounting guidance, on July 1, 2001, we eliminated the value of the Homer City forward sales contracts from our consolidated balance sheet. The cumulative effect of this change in accounting is reflected as a $15.5 million, after tax, decrease to other comprehensive income.

    We had previously applied the normal sales and purchases exception for long-term commodity contracts entered into by our First Hydro plant to buy and sell electricity for the period between January 1, 2001 through June 30, 2001. However, the criteria applicable to the buyer of power outlined under Statement No. 133 Implementation Issue Number C15 precluded the contracts from qualifying under the normal sales and purchases exception as of July 1, 2001. Accordingly, we recorded a $14.9 million, after tax, increase to net income as the cumulative effect of change in accounting for derivatives in the consolidated income statement as of July 1, 2001. All subsequent changes in the fair value of these contracts will be reflected in net gains (losses) from energy trading and price risk management in the consolidated income statement.

    Currently, we are using the normal sales and purchases exception for the majority of our fuel supply agreements. However, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C16 precludes contracts that have variable quantities from qualifying under the normal sales and purchases exception. Accordingly, we are evaluating the impact of this implementation guidance, which will be effective on April 1, 2002.

Accounting for Major Maintenance Costs

    Through December 31, 1999, we accrued for major maintenance costs incurred during the period between turnarounds (referred to as "accrue in advance" accounting method). In March 2000, we voluntarily decided to change our accounting policy to record major maintenance costs as an expense as incurred. This change in accounting policy is considered preferable based on guidance provided by the Securities and Exchange Commission. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," we recorded a $17.7 million, after tax, increase to net income, as a cumulative effect of change in accounting for major maintenance costs during the quarter ended March 31, 2000.

Liquidity and Capital Resources

    In September 2001, we entered into a new $750 million corporate credit facility. We used this new credit facility, together with other corporate funds, to replace our existing corporate credit facilities scheduled to mature in October 2001 and repay all outstanding borrowings thereunder. At September 30, 2001, we had cash and cash equivalents of $735.6 million and had available a total of $41.2 million of borrowing capacity under our $750 million corporate credit facility. At October 31, 2001, borrowing capacity under the corporate credit facility increased to $239 million due to expiration of overlapping letters of credit as well as debt paydown from available corporate funds. The new credit facility includes a one-year $538.3 million component, Tranche A, that expires on September 16, 2002 and a three-year $211.7 million component, Tranche B, that expires on September 17, 2004. The credit facility provides credit available in the form of cash advances or letters of credit. At September 30, 2001, Tranche A consisted of one borrowing and bears interest under the one-month London Interbank

Offered Rate of 2.785%, effective September 21, 2001 through October 22, 2001, plus the applicable margin as determined by our long-term credit ratings (all in rate of 5.16%). Tranche B, which had no advances outstanding at September 30, 2001, did include the issuance of letters of credit in the amount of $208.8 million. In addition to the interest payments, we pay a facility fee as determined by our long-term credit ratings (0.625% and 0.75% at September 30, 2001 for Tranche A and Tranche B, respectively) on the entire credit facility independent of the level of borrowings. See "—Corporate Financing Plans."

Discussion of Historical Cash Flow

    Net cash provided by operating activities totaled $33.9 million during the nine months ended September 30, 2001, compared to $348.3 million for the corresponding period of the prior year. The decrease is primarily due to higher working capital requirements, partially offset by higher distributions from energy projects and higher dividends from oil and gas investments. Net working capital at September 30, 2001 was ($608.6) million compared to ($1,703.9) million at December 31, 2000.

    Net cash provided by financing activities totaled $127.7 million for the nine months ended September 30, 2001, compared to net cash used in financing activities of $834 million for the nine months ended September 30, 2000. In January 2000, one of our foreign subsidiaries borrowed $242.7 million from Edison Capital, an indirect affiliate. During the first quarter of 2001, the subordinated financing was repaid with interest. In April 2001, we issued $600 million of 9.875% senior notes due 2011, the proceeds of which were used to permanently repay $225 million on our corporate credit facilities. In June 2001, an additional $51 million was permanently repaid on our corporate credit facilities. In August 2001, we issued $400 million of 10% senior notes due 2008, the proceeds of which were used to permanently repay on our corporate credit facilities. Dividends totaling $65 million and $32.5 million were paid to The Mission Group and Mission Energy Holding Company, respectively, and ultimately $96.5 million was paid to Edison International, our ultimate parent company, during the nine-month period ended September 30, 2001, compared to $66 million during the same prior year period. As of September 30, 2001, we had recourse debt of $2.5 billion, with an additional $6 billion of non-recourse debt (debt which is recourse to specific assets or subsidiaries, but not to Edison Mission Energy) on our consolidated balance sheet.

    Net cash used in investing activities totaled $362.3 million for the nine months ended September 30, 2001, compared to net cash provided by investing activities of $965 million for the nine months ended September 30, 2000. In 2001, net cash used in investing activities was primarily due to the equity contributions made by us to meet capital calls by partnerships who own qualifying facilities that have power purchase agreements with Southern California Edison and Pacific Gas and Electric during the nine-month period ended September 30, 2001. See "—The California Power Crisis and Our Response" for further discussion. In addition, through September 30, 2001, $3.8 million was paid towards the purchase price and $1.5 million in equity contributions for the Italian Wind projects, $20 million was paid for the purchase of the 50% interest in the CBK project and $59.5 million was paid for the purchase of additional shares in Contact Energy. In June 2001, we also completed the sale of a 50% interest in the Sunrise project to Texaco for $84 million. In 2000, net cash provided by investing activities was primarily due to proceeds of $1.367 billion and $300 million received from the sale leaseback transactions with respect to the Powerton and Joliet power facilities in August 2000 and the Illinois peaker power units in July 2000, respectively. In connection with the Illinois peaker power units transaction, we purchased $255 million of notes issued by the lessor. Through September 30, 2000, $27 million was paid towards the purchase price and $13 million in equity contributions for the Italian Wind projects and $44.9 million for the Citizens trading operations and structured transaction investments. In addition, $33.5 million, $21.2 million and $20 million were made in equity contributions for the EcoEléctrica project (June 2000), Tri Energy project (July 2000) and the ISAB project (September 2000), respectively. We invested $200.5 million and $221.5 million during the nine-month periods ended September 30, 2001 and 2000, respectively, in new plant equipment principally related to the Homer City plant, Illinois Plants and Ferrybridge and Fiddler's Ferry plants in 2001 and the Homer City plant and Illinois Plants in 2000.

Corporate Financing Plans

    As discussed above, we have one $750 million corporate credit facility as of September 30, 2001. Our expected corporate cash payments during the next twelve months include:

  •
  debt service under senior notes and intercompany notes resulting from sale-leaseback transactions which aggregate $286 million;

  •
  equity and capital requirements for projects in development and under construction of $189 million;

  •
  principal repayment of $100 million on senior notes due June 2002;

  •
  dividends payable to Mission Energy Holding of $130 million; and

  •
  general and administrative expenses.

    In addition, we:

  •
  have agreed to sell our interests in the Commonwealth Atlantic, EcoEléctrica, Gordonsville, James River and Nevada Sun-Peak projects subject to obtaining consents from third parties and other conditions precedent to closing;

  •
  have undertaken a competitive bidding process through an investment bank for the sale of our ownership interest in the Brooklyn Navy Yard project;

  •
  are planning on obtaining project financing for the Sunrise project based on a power purchase agreement, including construction financing for Phase II of the project; and

  •
  are planning a sale-leaseback transaction with respect to our Homer City plant.

    We may incur additional federal and state income taxes from the proceeds of the sale of one of our foreign projects if the sale of this project is completed and we are required to repatriate funds to reduce senior bank indebtedness. There is no assurance that we will be able to sell projects on favorable terms or that the sale of individual projects will not result in a loss. We believe that our existing cash resources and corporate financing plans will provide us sufficient liquidity to meet our cash requirements during the next twelve months, although no assurance can be provided in this regard.

Subsidiary Financing Plans

    The estimated capital and construction expenditures of our subsidiaries for the fourth quarter of 2001 are $102 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations. Other than as described under "—Commitments and Contingencies," we do not plan to make additional capital contributions to our subsidiaries.

Purchase of Additional Shares in Contact Energy

    During the second quarter of 2001, we completed the purchase of additional shares of Contact Energy for NZ$152 million, thereby increasing our ownership interest from 42.6% to 51.2%. In order to finance this purchase, we obtained a NZ$135 million, 364-day bridge loan from an investment bank under a credit facility which is to be syndicated by the bank. In addition to other security arrangements, a security interest over all Contact Energy shares held has been provided as collateral. From June 1, 2001 to September 30, 2001, we issued $95.3 million through one of our subsidiaries new preferred securities primarily to repay the bridge loan. On July 2, 2001, we redeemed NZ$400 million EME Taupo preferred securities from the existing holders. Funding for the redemption of the existing preferred securities was provided by a NZ$400 million credit facility scheduled to mature in July 2005. The financing documents governing the credit facility provide that the credit facility may be funded under either, or a combination of, a letter of credit facility or a revolving credit facility. The NZ$400 million was originally funded as a revolving credit facility. See "—Recent Developments" for a discussion of a tender offer for the shares held by others in Contact Energy.

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

    The financing documents stipulate that a breach of the financial ratio covenant constitutes an immediate event of default and, if the event of default is not waived, the financing parties are entitled to enforce their security over Edison First Power's assets, including the Fiddler's Ferry and Ferrybridge plants. Despite the breaches under the financing documents, Edison First Power's debt service coverage ratio for 2000 exceeded 1:1. Due to the timing of its cash flows and debt service payments, Edison First Power utilized £37 million from its debt service reserve to meet its debt service requirements in 2000. In March 2001, £61 million was paid by Edison First Power to meet its semi-annual debt service requirements for the period between January 1, 2001 and June 30, 2001. In September 2001, Edison First Power utilized £17 million from its debt service reserve and paid £36 million to meet its semi-annual debt service requirements of £53 million for the period between July 1, 2001 and December 31, 2001.

    Another of our subsidiaries, EME Finance UK Limited, is the borrower under the facility made available for the purposes of funding coal and capital expenditures, the Coal and CapEx Facility, related to the Fiddler's Ferry and Ferrybridge power plants. At September 30, 2001, £68 million was outstanding for coal purchases and £56 million was outstanding to fund capital expenditures under this facility. EME Finance UK Limited on-lends any drawings under this facility to Edison First Power. The financing parties of this facility have also issued letters of credit directly to Edison First Power to support their obligations to lend to EME Finance UK Limited. EME Finance UK Limited's obligations under this facility are separate and apart from the obligations of Edison First Power under the financing documents related to the acquisition of these plants. We have guaranteed the obligations of EME Finance UK Limited under this facility, including any letters of credit issued to Edison First Power under the facility, for the amount of £359 million, and our guarantee remains in force notwithstanding any breaches under Edison First Power's acquisition financing documents. Obligations under this facility are due in 2004.

    As a result of the change in the prices of power in the U.K., we offered for sale through a competitive bidding process the Ferrybridge and Fiddler's Ferry power plants. On October 8, 2001, we announced the sale of the power plants to two wholly-owned subsidiaries of American Electric Power for an aggregate purchase price of £650 million. The power plants were acquired in 1999 from PowerGen UK plc for £1.3 billion. We expect the transaction to close before the end of 2001. We plan to use the proceeds from the sale, if it closes, to repay the acquisition financing of the project. The early repayment of the project's existing debt facility related to the acquisition of the power plants of £682.2 million at September 30, 2001 is expected to result in an extraordinary loss of approximately $30 million, attributable to the write-off of unamortized debt issue costs. American Electric Power needs to obtain certain regulatory clearances before completing the plant purchase. Although the relevant applications are currently being processed, there is no guarantee that these will be granted. In August 2000, we commenced arbitration proceedings against PowerGen for claims totaling approximately £95 million primarily related to the purchase price of the power plants. PowerGen denies all of the claims. In July 2001, the arbitration hearing took place, and we anticipate a ruling to be made before the end of 2001. The proceeds, if any, from this matter will be recorded when the matter is resolved and used to repay borrowings under the Coal and CapEx Facility. We plan to repay the Coal and CapEx Facility from cash flows generated from foreign subsidiaries prior to its maturity in 2004.

Limitations on Dividends from the Doga Project

    Our subsidiary, Doga Enerji, owns 80% of the Doga project in Turkey. Doga Enerji has experienced delays in receiving payments from its power purchaser Turkiye Elektrik, A.S., also referred to as TEAS. Doga Enerji is in the process of determining whether these delays will materially adversely affect the future cash flow projections for the project. While we cannot assure you that TEAS will make its payments on a timely basis, such payment obligations are guaranteed by the Turkish Treasury. Currently, permission is being sought from the lenders to determine if Doga Enerji will make a distribution for 2001.

Intercompany Tax Sharing Payments

    We participate in a tax sharing agreement with The Mission Group, which in turn participates in a tax sharing agreement with Edison International. We have historically received tax payments under the tax sharing agreement related to domestic net operating losses incurred by us. However, we were required to pay Edison International $55 million during October 2001 as a result of changes in estimated taxable income for 2000. At September 30, 2001, we have recorded $110.4 million as an income tax receivable under the tax sharing agreement. However, we are not eligible to receive tax sharing payments for such losses until such time as Edison International and its subsidiaries generate sufficient taxable income in order to be able to monetize our tax losses in the consolidated income tax returns for Edison International and its subsidiaries.

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

    A downgrade in our credit ratings below investment grade could increase our cost of capital, increase our credit support obligations, make efforts to raise capital more difficult, adversely affect our trading operations, and have an adverse impact on us and our subsidiaries.

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

Commitments and Contingencies

Capital Commitments

    The following table summarizes our consolidated capital commitments as of September 30, 2001. Details regarding these capital commitments are discussed in the sections referenced.

Type of Commitment	Estimated Cost in U.S. $		Time Period	Discussed Under
	(in millions)
New Gas-Fired Generation	$300		by 2003	Illinois Plants—Power Purchase Agreements, included in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 2000
New Gas-Fired Generation	986	*	2001-2004	Edison Mission Energy Master Turbine Lease, included in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the year ended December 31, 2000
Environmental Improvements at our Project Subsidiaries	43		2001-2002	Environmental Matters and Regulations
Project Acquisition for the Italian Wind Projects	9		2001-2002	Firm Commitment for Asset Purchase
Equity Contribution for the Sunrise Project	116		2001-2003	Firm Commitments to Contribute Project Equity
Equity Contribution for the Italian Wind Projects	2		2001-2002	Firm Commitments to Contribute Project Equity
Equity Contribution for the CBK Project	59		2003	Firm Commitments to Contribute Project Equity

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

Firm Commitment for Asset Purchase

Project	Local Currency	(in millions) U.S. Currency
Italian Wind(i)	18 billion Italian Lira	$8.5

(i)
The Italian Wind projects are a series of power projects that are in operation or under development in Italy. Our wholly-owned subsidiary owns a 50% interest. Purchase payments will continue through 2002, depending on the number of projects that are ultimately developed.

Firm Commitments to Contribute Project Equity

Projects	Local Currency	(in millions) U.S. Currency
Italian Wind(i)	3 billion Italian Lira	$1.5
CBK(ii)	—	58.5
Sunrise(iii)	—	116.4

(i)
The Italian Wind projects are a series of power projects that are in operation or under development in Italy. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed depending on the number of projects that are ultimately developed.

(ii)
Caliraya-Botocan-Kalayaan is a 728 MW hydroelectric power project under construction in the Philippines. At September 30, 2001, 168 megawatts have been commissioned and are operational. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed upon full draw down of the debt facility, which is currently scheduled for 2003. This equity commitment could be accelerated if our credit rating were to fall below investment grade. We have been notified that the contractor responsible for engineering, procurement, and construction of the project will require adjustment in the construction payment schedule in order to meet its obligations to major suppliers and subcontractors. We have had ongoing discussions with the lenders on how to meet this contractor requirement in order to keep the project on schedule. As a result of these discussions, we may need to fund some or all of our equity commitment prior to 2003 in order to support cash requirements of the project.

(iii)
The Sunrise project consists of two phases, with Phase I, a single-cycle gas-fired facility (320 MW) that commenced commercial operation in June 2001, and Phase II, conversion to a combined-cycle gas-fired facility (560 MW) currently scheduled to be completed in July 2003. Our wholly-owned subsidiary owns a 50% interest. Equity will be contributed to fund the construction of Phase II. The project intends to obtain project financing for a portion of the capital costs.

    Firm commitments to contribute project equity could be accelerated due to events of default as defined in the non-recourse project financing facilities. Management does not believe that these events of default will occur to require acceleration of the firm commitments.

Other Commitments

Homer City

    We have guaranteed to the bondholders, banks and other secured parties that financed the acquisition of the Homer City plant the performance and payment when due by Edison Mission Holdings Co. of its obligations in respect of specified senior debt, up to $42 million. This guarantee will be available until December 31, 2001, after which time we will have no further obligations under this guarantee. To satisfy the requirements under the Edison Mission Holdings Co. bank financing to have a debt service reserve account balance in an amount equal to six months' debt service, we provide a guarantee of Edison Mission Holdings' obligations in the amount of $9 million to the lenders involved in the bank financing.

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

Subsidiary Indemnification Agreements

    Some of our subsidiaries have entered into indemnification agreements, under which the subsidiaries have agreed to repay capacity payments to the projects' power purchasers in the event the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. Obligations under these indemnification agreements as of September 30, 2001, if payment were required, would be $242 million. We have no reason to believe that the projects will either terminate their performance or reduce their electric power producing capability during the term of the power contracts.

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

Contingencies

The California Power Crisis

    During the period between summer 2000 and spring 2001, various market conditions and other factors resulted in higher wholesale power prices to California utilities. At the same time, two of the three major California utilities, Southern California Edison and Pacific Gas and Electric Co., were operating under a retail rate freeze. As a result, there was a significant under recovery of costs by Southern California Edison and Pacific Gas and Electric, and each of these companies failed to make payments due to power suppliers, including us, and others. Pacific Gas and Electric filed a voluntary bankruptcy petition on April 6, 2001. The recently announced settlement of the federal district lawsuit between Southern California Edison and the California Public Utilities Commission, which would allow Southern California Edison to recover certain procurement-related liabilities, may mitigate the situation; however, given the magnitude of its payment defaults, it is still possible that Southern California Edison could face bankruptcy. Edison International is also the corporate parent of Southern California Edison. For a description of this contingency and the California power crisis, see "—The California Power Crisis and Our Response."

Paiton

    Our wholly-owned subsidiary owns a 40% interest in PT Paiton Energy, which owns a 1,230 MW coal-fired power plant in operation in East Java, Indonesia, which is referred to as the Paiton project. Our investment in the Paiton project was $494.6 million at September 30, 2001. Paiton Energy is in continuing negotiations on a long-term restructuring of the tariff under a long-term power purchase agreement with the state-owned electric utility company, PT PLN. Paiton Energy and PT PLN agreed on a Phase I Agreement for the period from January 1, 2001 through June 30, 2001. This agreement provided for fixed monthly payments aggregating $108 million over its six-month duration and for the payment for energy delivered to PT PLN from the plant during this period. PT PLN made all fixed payments due under the Phase I Agreement totaling $108 million as scheduled. Paiton Energy received lender approval of the Phase I Agreement, and Paiton Energy has also entered into a lender interim agreement under which lenders have effectively agreed to interest-only payments and to deferral of principal payments while Paiton Energy and PT PLN seek a long-term restructuring of the tariff. The lenders have agreed to extend that agreement through December 31, 2001. Paiton Energy and PT PLN intended to complete the negotiations of the future phases of a new long-term tariff during the six-month duration of the Phase I Agreement. Although Paiton Energy and PT PLN did not complete negotiations on a long-term restructuring of the tariff by June 30, 2001, Paiton Energy and PT PLN signed an agreement providing for an extension of the Phase I Agreement from July 1, 2001 to September 30, 2001. The lenders approved this extension of the Phase I Agreement. All fixed payments totaling $59 million due under that extension of the Phase I Agreement have been made by PT PLN. Paiton Energy and PT PLN have been actively negotiating a Long-Term Agreement and have made substantial progress. However, that Long-Term Agreement was not completed prior to the expiry of the extension of the Phase I Agreement. Paiton Energy and PT PLN have therefore signed an agreement providing for an additional extension of this Phase I Agreement to December 31, 2001. Paiton Energy is continuing to generate electricity to meet the power demand in the region and believes that PT PLN will continue to agree to make payments for electricity on an interim basis beyond September 30, 2001 while negotiations regarding the long-term restructuring of the tariff continue. Although completion of negotiations may be delayed, Paiton Energy continues to believe that negotiations on the long-term restructuring of the tariff will be successful. For a more detailed discussion of the restructuring of the tariff and related matters, refer to "Commitments and Contingencies—Paiton" in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Contingent Obligations to Contribute Project Equity

Projects	Local Currency	(in millions) U.S. Currency
Paiton(i)	—	$5.3
ISAB(ii)	88 billion Italian Lira	41.6

(i)
Contingent obligations to contribute additional project equity will be based on events principally related to insufficient cash flow to cover interest on project debt and operating expenses, project cost overruns during the plant construction, specified partner obligations or events of default. Our obligation to contribute contingent equity will not exceed $141 million, of which $136 million has been contributed as of September 30, 2001.

    For more information on the Paiton project, see "—Paiton" above.

(ii)
ISAB is a 512 MW integrated gasification combined cycle power plant near Siracusa in Sicily, Italy. Our wholly-owned subsidiary owns a 49% interest. Commercial operations commenced in April 2000. Contingent obligations to contribute additional equity to the project relate specifically to an agreement to provide equity assurances to the project's lenders depending on the outcome of the contractor claim arbitration.

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

The California Power Crisis and Our Response

The California Power Crisis

    We have partnership interests in eight partnerships that own power plants in California and have power purchase contracts with Pacific Gas and Electric and/or Southern California Edison. Three of these partnerships have a contract with Southern California Edison, four of them have a contract with Pacific Gas and Electric, and one of them has contracts with both. In 2000, our share of earnings before taxes from these partnerships was $168 million, which represented 20% of our operating income. Our investment in these partnerships at September 30, 2001 was $515.2 million.

Utility Payment Defaults

    As a result of Southern California Edison's and Pacific Gas and Electric's current liquidity crisis, each of these utilities failed to make payments to qualifying facilities supplying them power. These qualifying facilities include the eight power plants that are owned by partnerships in which we have a partnership interest. The California utilities' failure to pay has adversely affected the operations of our eight California qualifying facilities. Similarly, continuing failures to pay could have an adverse impact on the operations of our California qualifying facilities.

    As a result of the utilities' failure to make payments due to our California qualifying facilities, some of the partnerships which own these facilities have called on the partners to provide additional capital to fund operating costs of the power plants. From January 1, 2001 to September 30, 2001, some of our subsidiaries have made equity contributions totaling approximately $134 million to meet capital calls by the partnerships. Although Southern California Edison has been paying the partnerships for power delivered after March 27, 2001 and Pacific Gas and Electric has paid for power delivered after April 6, 2001, our subsidiaries and the other partners may be required to make additional capital contributions to the partnerships if the utilities fail to make future payments.

Pacific Gas and Electric

    On April 6, 2001, Pacific Gas and Electric filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in San Francisco bankruptcy court. Pacific Gas and Electric made its January payment in full and has paid for power delivered after April 6, 2001, but paid only a small portion of the amounts due to the partnerships in February and March. At the petition date, accounts receivable to these partnerships from Pacific Gas and Electric were $47 million. Our share of these receivables was $23 million.

    Effective as of July 31, 2001, Pacific Gas and Electric and four of the partnerships in which we have a partnership interest entered into agreements that amended the power purchase agreements to provide for a fixed energy price for the lesser of the remaining term of the power purchase agreement or five years. The contract amendments have been approved by both the bankruptcy court and the California Public Utilities Commission. Pacific Gas and Electric has assumed the power purchase agreements, as amended, and is making assumption payments of the past-due amounts on an agreed schedule.

    On September 20, 2001, Pacific Gas and Electric and its parent corporation jointly filed a proposed plan of reorganization with the bankruptcy court. Under the plan, unsecured creditors would receive payment for 60 percent of their allowed claims in cash and 40 percent in long-term notes. The proposed reorganization plan will not become effective unless it is approved by the bankruptcy court and other conditions precedent are met or waived before January 1, 2003. Under the terms of our four agreements with Pacific Gas and Electric, the entire cure amount, if and to the extent not already paid pursuant to the assumption payments discussed above, becomes due and payable upon the effective date of the reorganization plan.

Southern California Edison

    Southern California Edison did not pay qualifying facilities, including four partnerships in which we have an interest, for power delivered between November 1, 2000 and March 26, 2001; however, in response to the March 27, 2001 California Public Utilities Commission order discussed below, Southern California Edison has been paying the partnerships for power delivered after March 27, 2001. At September 30, 2001, accounts receivable due to these partnerships from Southern California Edison were $401.9 million. Our share of these receivables was $199.6 million.

    Provisions in the relevant partnership agreements stipulate that partnership actions concerning contracts with affiliates are to be taken through the non-affiliated partner in the partnership. Therefore, partnership actions concerning the enforcement of rights under each qualifying facility's power purchase agreement with Southern California Edison in response to Southern California Edison's suspension of payments under that power purchase agreement are to be taken through the non-Edison Mission Energy affiliated partner in the partnership.

    All four of the partnerships in which we have an interest filed complaints against Southern California Edison with respect to the payment defaults. All of those partnerships have since entered into agreements with Southern California Edison, under which the partnerships and Southern California Edison are to suspend the current litigation for a specified "standstill period" and provisionally stipulate as to the amount of past due payments, and Southern California Edison will make partial payments with respect to past due amounts. The partial payments are to be made on the following schedule: 10% of the past due amount to be paid within three business days after signing the agreements, a second 10% to be paid upon the effective date of legislation that restores Southern California Edison to creditworthiness and enables it to pay its debts in a timely manner, and the final 80% on the fifth business day after the first day on which Southern California Edison receives proceeds from the first financing of the "net undercollected amount" resulting from such legislation. The agreements also require Southern California Edison to make monthly interest payments on past due amounts. Southern California Edison has already paid the first 10% of the past due amounts and has also begun making monthly interest payments on the past due amounts.

    Southern California Edison and the owners of qualifying facilities, including partnerships in which we have a partnership interest, are discussing the impact on their standstill agreements of the settlement agreement between Southern California Edison and the California Public Utilities Commission, which is discussed in more detail below. Southern California Edison has stated that it does not expect to seek any legislative action in the immediate future, because it believes that the settlement agreement substantially resolves the issues that would have been addressed by the Legislature. However, Southern California Edison has taken the position with the partnerships that, while the settlement agreement may have resolved the same issues that restorative legislation would have addressed, it does not trigger further payments of past due amounts to the partnerships under the standstill agreements.

    It is unclear at this time what additional actions, if any, the partnerships will take in regard to the position taken by Southern California Edison under the standstill agreements, or to any future suspension of payments due to the qualifying facilities by the utilities, or in the event that the standstill agreements cease to be in effect. While we believe that the generation of electricity by the qualifying facilities, including those owned by partnerships in which we have a partnership interest, is needed to meet California's power needs, we cannot assure you that the standstill agreements between the partnerships and Southern California Edison will continue to be effective during the standstill period, or that the power purchase agreements will not be adversely affected by a bankruptcy or any further contract renegotiation as a result of the current power crisis. Southern California Edison has stated that it is attempting to avoid bankruptcy and, subject to the outcome of regulatory and legal proceedings and negotiations regarding purchased power costs, it intends to pay all its obligations once a permanent solution to the current energy and liquidity crisis has been reached. Southern California Edison has also stated that it expects that the settlement agreement should enable it to repay its past due obligations in the first quarter of 2002. However, it is possible that Southern California Edison will not pay all its obligations in full. In addition, despite the settlement agreement, it is possible that creditors of Southern California Edison could file an involuntary bankruptcy petition against Southern California Edison. If this were to occur, payments to the qualifying facilities, including those owned by partnerships in which we have a partnership interest, could be subject to significant delays associated with the lengthy bankruptcy court process and may not be paid in full. Also, Southern California

Edison's power purchase agreements with the qualifying facilities could be subject to review by a bankruptcy court.

Regulatory and Legislative Developments

    On March 27, 2001, the California Public Utilities Commission issued a decision that ordered the three California investor-owned utilities, including Southern California Edison and Pacific Gas and Electric, to commence payment for power generated from qualifying facilities beginning in April 2001. As a result of this decision, Southern California Edison paid in full for power delivered after March 27, 2001, and Pacific Gas and Electric paid for power delivered after April 6, 2001 (the date it filed its bankruptcy petition). This decision did not address payment to the qualifying facilities for amounts due prior to March 27, 2001. In addition, the decision modified the pricing formula for determining short-run avoided costs for qualifying facilities subject to these provisions. Depending on the utilities' continued reaction to this order, the impact of this decision may be that the qualifying facilities subject to this pricing adjustment will be paid at significantly reduced prices for their power. Furthermore, this decision called for further study of the pricing formula tied to short-run avoided costs and, accordingly, may be subject to more changes in the future. Finally, this decision is subject to challenge before the Commission, the Federal Energy Regulatory Commission and, potentially, state or federal courts. This decision could have a material adverse effect on our investment in the California partnerships, depending on how it is implemented and future changes in the relationship between the pricing formula and the actual cost of natural gas procured by our California partnerships.

    On April 3, 2001, the California Public Utilities Commission adopted an order instituting investigation. The order reopens past Commission decisions authorizing the California investor-owned utilities to form holding companies and initiates an investigation into: whether the holding companies violated requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and PG&E Corporation and their respective non-utility affiliates (including us) also violated requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or Commission rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary. On June 6, 2001, in response to motions filed by the three holding companies (including Edison International) to dismiss the investigation for lack of subject matter jurisdiction, the Commission issued for comment a draft decision, which concludes, among other matters, that applicable law permits the Commission, even if the normal common law prerequisites for piercing the corporate structures are absent, to disregard the corporate forms within the holding company system "to reach the assets of or challenge the behaviors of entities within the holding company system" in order to protect ratepayers. Commissioner Henry Duque has issued a draft alternate decision that would grant the three holding companies' motions to dismiss the order as to themselves, finding lack of subject matter jurisdiction over them, and would direct the Commission's general counsel to file an action in state court to enforce the holding company conditions, if necessary. Neither of these draft decisions have been put to a vote before the Commission. Either would require a vote of three out of five commissioners in order to be adopted. We are not a party to this investigatory proceeding. We cannot predict whether, when or in what form this order will be adopted, or what direct or indirect effects any subsequent action taken by the Commission in such proceeding or in any other action or proceeding, in reliance on the principles articulated in this order and in other applicable authority, may have on Edison International or on us and our subsidiaries.

    On April 9, 2001, Edison International and Southern California Edison signed a Memorandum of Understanding with the California Department of Water Resources. The Memorandum called for legislation, regulatory action and definitive agreements to resolve important aspects of the energy crisis.

Among other things, the Memorandum provided that we would execute a contract with the Department of Water Resources or another state agency for the provision of power from the Sunrise project to the State at cost-based rates for ten years. This contract was executed on June 25, 2001, and the first phase of the Sunrise project became operational on June 27, 2001. Despite the developments described below, we expect that this contract will continue in effect.

    The parties agreed in the Memorandum that each of its elements was part of an integrated package, and effectuation of each element would depend upon effectuation of the others. To implement the Memorandum, numerous actions were to be taken by the parties and by other agencies of the State of California, including the enactment of legislation by the California Legislature. The California Legislature completed its regular session business on September 14, 2001 without passing legislation to implement the Memorandum or otherwise restore the creditworthiness of Southern California Edison. However, the Governor of California called a special session of the Legislature to address such legislation, which was to have begun on October 9, 2001.

    On October 2, 2001, the California Public Utilities Commission announced an agreement with Southern California Edison to settle a federal district court lawsuit filed in late 2000 seeking a ruling that Southern California Edison is entitled to full recovery of its costs for wholesale purchases of electricity. The settlement agreement provides for Southern California Edison to recover its procurement-related liabilities, less cash on hand and certain other amounts, through a regulatory balancing account with a starting balance of approximately $3.3 billion. The recovery will take place out of the positive or negative difference of Southern California Edison's revenues from retail electric rates (including surcharges) over authorized costs. The parties agreed that Southern California Edison will recover its procurement-related obligations by December 31, 2005; and they projected that existing rates will likely result in Southern California Edison recovering substantially all of its unrecovered procurement-related obligations prior to the end of 2003. The settlement agreement also provides that, subject to certain qualifications, Southern California Edison will cooperate with the California Public Utilities Commission and the California Attorney General to pursue and resolve claims and rights against sellers of energy and related services.

    On October 5, 2001, the federal district court signed and entered a stipulated judgment approving the terms of the settlement agreement. One of the intervenors in the lawsuit, a consumer advocacy group known as The Utility Reform Network, filed a notice of its intent to appeal the stipulated judgment and also filed a motion with the Ninth Circuit Court of Appeals requesting a stay of the stipulated judgment pending resolution of its appeal. On October 30, 2001, the Ninth Circuit Court of Appeals remanded the motion for stay to the federal district court, and issued a temporary stay of the stipulated judgment pending resolution of the matter by the federal district court. On November 9, 2001, the federal district court denied the consumer group's motion for a stay of the stipulated judgment. The consumer group has until November 15, 2001, to ask the Ninth Circuit Court of Appeals for a stay of the stipulated judgment pending appeal. If the stay of stipulated judgment pending appeal is granted, or the settlement is successfully challenged on appeal, the ability of Southern California Edison and the California Public Utilities Commission to implement the settlement agreement would be affected adversely, which in turn would have an adverse effect on Southern California Edison's ability to restore its financial condition, repay its creditors and avoid an involuntary bankruptcy petition. The other intervenor, the County of Los Angeles, has stated publicly that it will not appeal the stipulated judgment.

    Following the announcement of the settlement agreement, the Governor of California stated that, in light of the settlement, there was no need for a special session of the Legislature and he rescinded his call of a special session. Southern California Edison has stated that it does not expect to seek any legislative action in the immediate future, because it believes that the settlement agreement substantially resolves the issues that would have been addressed by the Legislature.

    A number of other federal and state, legislative and regulatory initiatives addressing the issues of the California electric power industry have been proposed, including wholesale rate caps, retail rate increases, acceleration of power plant permitting and state entry into the power market. Many of these activities are ongoing. For example, on March 27, 2001, the California Public Utilities Commission made permanent the interim surcharge on customers' bills that it authorized on January 4, 2001 and authorized a rate increase of three cents per kilowatt-hour; neither this interim surcharge nor the rate increase affected the retail rate freeze which has been in effect since deregulation began in 1998. On April 26, 2001, the Federal Energy Regulatory Commission ordered price mitigation measures, or price caps, for power sales in the California spot market during emergency periods only; on June 19, 2001, the price mitigation measures were expanded to apply during all periods and to cover the entire eleven-state Western region. The price mitigation measures end on September 30, 2002. After extensive settlement negotiations failed to produce a global settlement, on July 25, 2001, the Federal Energy Regulatory Commission ordered that refunds may be due from sellers who engaged in transactions in these markets from October 2, 2000 through June 20, 2001, at levels in excess of the requirements in the April 26 and July 19 orders (with certain modifications), and ordered an evidentiary hearing to determine the required refunds. The proceedings have been delayed due to difficulties with the underlying data necessary to calculate refunds, and currently no decision is expected until the first quarter of 2002 at the earliest. A separate proceeding was also conducted to evaluate the potential for refunds in the Pacific Northwest. The administrative law judge in that proceeding recommended that refunds not be ordered, on the basis of a finding that the Pacific Northwest market was workably competitive. The Federal Energy Regulatory Commission has not yet acted on the administrative law judge's recommended disposition of the matter. The federal and state, legislative and regulatory initiatives may result in a restructuring of the California power market. A California voter initiative or referendum has been threatened against any measures that would raise consumer rates or aid California's investor-owned utilities. At this time, it is not possible to estimate the likely ultimate outcome of these activities.

Our Response

    To isolate ourselves from the credit downgrades and potential bankruptcies of Edison International and Southern California Edison, and to facilitate our ability and the ability of our subsidiaries to maintain our respective investment grade credit ratings, on January 17, 2001, we amended our articles of incorporation and our bylaws to include so-called "ring-fencing" provisions. These ring-fencing provisions are intended to preserve us as a stand-alone investment grade rated entity in spite of the current credit difficulties of Edison International, Southern California Edison and their subsidiaries. These provisions require the unanimous approval of our board of directors, including at least one independent director, before we can do any of the following:

  •
  declare or pay dividends or distributions unless either of the following are true: we then have an investment grade credit rating and receive rating agency confirmation that the dividend or distribution will not result in a downgrade; or the dividends do not exceed $32.5 million in any fiscal quarter and we meet an interest coverage ratio of not less than 2.2 to 1 for the immediately preceding four fiscal quarters;

  •
  institute or consent to bankruptcy, insolvency or similar proceedings or actions; or

  •
  consolidate or merge with any entity or transfer substantially all our assets to any entity, except to an entity that is subject to similar restrictions.

    We cannot assure you that these measures will effectively isolate us from the credit downgrades or the potential bankruptcies of Edison International, Southern California Edison or any of their subsidiaries. In January 2001, after we implemented the ring-fencing amendments, Standard & Poor's and Moody's lowered our credit ratings. Our senior unsecured credit ratings were downgraded to

"BBB-" from "A-" by Standard & Poor's and to "Baa3" from "Baa1" by Moody's. Our credit ratings remain investment grade. Both Standard & Poor's and Moody's have indicated that the credit ratings outlook for us is stable. However, as a result of the downgrades, our cost of capital has increased. Future downgrades could further increase our cost of capital, increase our credit support obligations, make efforts to raise capital more difficult and could have an adverse impact on us and our subsidiaries. The measures described above are intended to insure that we are considered a stand-alone entity. However, in the event of a bankruptcy of Mission Energy Holding, creditors of Mission Energy Holding might seek to have a bankruptcy court substantially consolidate our assets and liabilities with those of Mission Energy Holding.

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

    Electric power generated at the Illinois Plants is sold under three power purchase agreements with Exelon Generation Company, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the Illinois Plants. The agreements, which began on December 15, 1999 and have a term of up to five years, provide for capacity and energy payments. Exelon Generation is obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the Illinois Plants revenue for fixed charges, and the energy payments compensate the Illinois Plants for variable costs of production. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. Exelon Generation provided us notice to continue the agreement related to the coal units and the Collins Station for 2002. In October 2001, Exelon Generation terminated the power purchase agreement for the peaker units with respect to 309 megawatts of oil peakers, effective January 2002, but continued the agreement for all other peaker plants for 2002. If Exelon Generation does not fully dispatch the plants under contract, the Illinois Plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

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

Asia Pacific

    Australia.  The Loy Yang B plant sells its electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, the Loy Yang B plant has entered into a number of financial hedges. The State Hedge agreement with the State Electricity Commission of Victoria is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State Government of Victoria, Australia guarantees the State Electricity Commission of Victoria's obligations under the State Hedge. From January 2001 to July 2014, approximately 77% of the plant output sold is hedged under the State Hedge. From August 2014 to October 2016, approximately 56% of the plant output sold is hedged under the State Hedge. Additionally, the Loy Yang B plant has entered into a number of derivative contracts to further mitigate against price volatility inherent in the electricity pool. These contracts consist of fixed forward electricity contracts commencing either in 2001 or 2002, which expire on various dates through December 31, 2002, and a five-year cap contract commencing January 1, 2002 and expiring December 31, 2006.

    New Zealand. A substantial portion of Contact Energy's generation output is hedged by sales to retail electricity customers and forward contracts with other wholesale electricity counterparties. Contact Energy has entered into forward contracts and option contracts of varying terms that expire on various dates through September 30, 2003. The New Zealand Government commissioned an inquiry into the electricity industry in February 2000. Following the inquiry report the New Zealand Government released a Government Policy Statement, at the center of which was a call for the industry to rationalize the three existing industry codes, form a single governance structure and address transmission pricing methodology. The Government Policy Statement also requested a model use of system agreement be agreed, that is a framework by which the retailers contract for services from each of the distribution networks, and a consumer complaints ombudsman be established. An essential theme perpetuated throughout the Government Policy Statement was the desire that the industry retain a private multilateral self-governing structure. During 2001, an amendment to the Electricity Act of 1992 was passed that laid out the form that regulation would take if the industry does not heed the Government's call. Progress on the single governance code is well underway and the Chairs of the three existing codes report to the Minister of Energy every two months on progress. The new code is likely to be introduced in July 2002.

Interest Rate Risk

    Interest rate changes affect the cost of capital needed to finance the construction and operation of our projects. We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps or other hedging mechanisms for a number of our project financings. Interest expense included $13.5 million and $13.3 million of additional interest expense for the nine months ended September 30, 2001 and 2000, respectively, as a result of interest rate hedging mechanisms. We have entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt. On September 28, 2001, our NZ$50 million interest rate swap expired.

    We had short-term obligations of $505.9 million consisting of bank borrowings and commercial paper at September 30, 2001. The fair values of these obligations approximated their carrying values at September 30, 2001, and would not have been materially affected by changes in market interest rates. The fair market value of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of our total long-term obligations (including current portion) was $8.3 billion at September 30, 2001.

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

    Foreign currencies in Australia, New Zealand and the U.K. decreased in value compared to the U.S. dollar by 11%, 8% and 2%, respectively (determined by the change in the exchange rates from December 31, 2000 to September 30, 2001). The decrease in value of these currencies was the primary reason for the foreign currency translation loss of $58.4 million during the first nine months of 2001.

    In December 2000, Ferrybridge and Fiddler's Ferry entered into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on anticipated foreign currency commitments. The periods of the forward exchange contracts correspond to the periods of the hedged transactions. At September 30, 2001, the outstanding notional amount of the contracts totaled $57 million, consisting of contracts to exchange U.S. dollars to pound sterling with varying maturities ranging from October 2001 to July 2002. During the first nine months of 2001, we recognized a foreign exchange gain of approximately $85,000 related to the fuel purchases underlying the contracts that matured during the first nine months of 2001.

    Contact Energy enters into foreign currency forward exchange contracts in the ordinary course of business to offset certain operational and balance sheet exposures from changes in the value of the New Zealand dollar. The contracts are primarily in Australian and U.S. dollars with varying maturities through September 2002. At September 30, 2001, the net sold position of the foreign exchange contracts totaled $1.1 million. During the four-month period ended September 30, 2001, Contact Energy recognized a foreign exchange gain of $547,000 related to the contracts that matured during the same period.

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

State—Illinois

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

Federal—United States of America

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $14.5 million for the fourth quarter of 2001 and $12.2 million in 2002 to install upgrades to the environmental controls at the Homer City plant to reduce sulfur dioxide and nitrogen oxide emissions. Similarly, we anticipate upgrades to the environmental controls at the Illinois Plants to reduce nitrogen oxide emissions to result in expenditures of approximately $11.3 million for the fourth quarter of 2001 and $388.8 million for the 2002-2005 period. In addition, at the Ferrybridge and Fiddler's Ferry plants we anticipate environmental costs arising from plant modification of approximately $4.9 million for the fourth quarter of 2001.

    We own an indirect 50% interest in EcoEléctrica, L.P., a limited partnership which owns and operates a liquefied natural gas import terminal and cogeneration project at Peñuelas, Puerto Rico. In 2000, the U.S. Environmental Protection Agency issued to EcoEléctrica a notice of violation and a compliance order alleging violations of the Federal Clean Air Act primarily related to start-up activities. Representatives of EcoEléctrica have met with the Environmental Protection Agency to discuss the notice of violations and compliance order. To date, EcoEléctrica has not been informed of the commencement of any formal enforcement proceedings. It is premature to assess what, if any, action will be taken by the Environmental Protection Agency.

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

    To date, one utility, the Tampa Electric Company, has reached a formal agreement with the United States to resolve alleged new source review violations. Two other utilities, the Virginia Electric & Power Company and Cinergy Corp., have reached agreements in principle with the Environmental Protection Agency. In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution controls, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. Other than with respect to the Homer City plant, no proceedings have been initiated or requests for information issued with respect to any of our United States facilities. However, we have been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may result in the payment of civil fines. We cannot assure you that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties. We cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time. In May 2001, President Bush issued a directive for a 90-day review of new source review "interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy, which has been extended indefinitely. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush administration's "National Energy Policy Task Force Report."

    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although, under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(1) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the Environmental Protection Agency to determine whether it could articulate a constitutional application of Section 109(b)(1). On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, Inc., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. Accordingly, as the final application of the revised particulate matter ambient air quality standard is potentially subject to further judicial proceedings, the impact of this standard on our facilities is uncertain at this time.

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

International

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

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which will be effective on January 1, 2003. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective on January 1, 2002, unless early adoption is implemented. The Statement establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains SFAS No. 121 requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. However, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, are required to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased. In addition, SFAS No. 144 extends the reporting of discontinued operations to a component of an entity that has been disposed of or is classified as held for sale.

    We are studying the impact of the new accounting standards described above and are unable to predict at this time the impact on our consolidated financial statements.

Recent Developments

    On October 12, 2001, we announced our intention to acquire the remaining 49% of Contact Energy that we do not own, thereby increasing our ownership interest to 100%. We proposed an offer of NZ$4.25 per share, including an interim dividend of NZ$0.11 per share, to the minority shareholders payable in cash. The offer commenced on November 6, 2001 and will remain open until December 6, 2001. We expect the transaction to close before the end of 2001. We cannot assure you that the transaction will close as anticipated or at all. In connection with the foregoing, we have also entered into forward exchange contracts in New Zealand dollars to fund a portion of the purchase price.

    Between early June and mid-October of 2001, our subsidiary, Midwest Generation, and the union that represents the employees at the Illinois Plants were in negotiations to replace the expired collective bargaining agreement, covering wages and working conditions. The union authorized a strike that began on June 28, 2001. Midwest Generation operated the Illinois Plants during the strike. Negotiations have concluded with a new four-year agreement that was ratified by the represented employees on October 16, 2001. Pursuant to the reinstatement process, employees began returning to work on October 22, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 of Edison Mission Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
10.1	Indenture, dated as of August 10, 2001, among Edison Mission Energy and The Bank of New York as Trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001.
10.1.1	Form of 10% Senior Note due 2008 (included in Exhibit 4.1 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001).
10.2
Registration Rights Agreement, dated as of August 7, 2001, among Edison Mission Energy, Credit Suisse First Boston Corporation, BMO Nesbitt Burns Corp., Salomon Smith Barney Inc., SG Cowen Securities Corporation, TD Securities (USA) Inc. and Westdeutsche Landesbank Girozentrale (Düsseldorf), incorporated by reference to Exhibit 4.2 to Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on August 29, 2001.
10.92
Credit Agreement, dated as of September 13, 2001, among Edison Mission Energy, Certain Commercial Lending Institutions, Citicorp USA, Inc., as Administrative Agent, and Citibank, N.A. as Issuing Agent, incorporated by reference to Exhibit 10.92 to Amendment No. 1 of Edison Mission Energy's Registration Statement on Form S-4 to the Securities and Exchange Commission on September 27, 2001.

(b)  Reports on Form 8-K

    The registrant filed the following report on Form 8-K during the quarter ended September 30, 2001.

Date of Report	Date Filed	Item(s) Reported
August 1, 2001	August 1, 2001	7, 9

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edison Mission Energy
(Registrant)

Date:	November 13, 2001	/s/ KEVIN M. SMITH KEVIN M. SMITH Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES