Form 10-Q
period 2003-03-31
EDISON MISSION ENERGY
filed 2003-05-14
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Number of shares outstanding of the registrant's Common Stock as of May 14, 2003: 100 shares (all shares held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating Revenues
Electric revenues	$680,933	$505,817
Net gains (losses) from price risk management and energy trading	(6,830)	21,366
Operation and maintenance services	9,357	9,534

Total operating revenues	683,460	536,717

Operating Expenses
Fuel	276,887	204,572
Plant operations and transmission costs	202,826	183,152
Plant operating leases	51,468	52,029
Operation and maintenance services	6,379	7,102
Depreciation and amortization	71,831	57,439
Administrative and general	38,047	45,072

Total operating expenses	647,438	549,366

Operating income (loss)	36,022	(12,649)

Other Income (Expense)
Equity in income from unconsolidated affiliates	63,837	52,574
Interest and other income	6,778	10,260
Interest expense	(116,823)	(113,130)
Dividends on preferred securities	(5,594)	(5,136)

Total other income (expense)	(51,802)	(55,432)

Loss from continuing operations before income taxes and minority interest	(15,780)	(68,081)
Benefit for income taxes	(11,360)	(32,279)
Minority interest	(4,061)	(5,366)

Loss From Continuing Operations	(8,481)	(41,168)
Income from operations of discontinued foreign subsidiaries, net of tax (Note 6)	228	5,329

Loss Before Accounting Change	(8,253)	(35,839)
Cumulative effect of change in accounting, net of tax (Notes 3 and 12)	(8,571)	(13,986)

Net Loss	$(16,824)	$(49,825)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Loss	$(16,824)	$(49,825)
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense of $965 and $867 for the three months ended March 31, 2003 and 2002, respectively	21,288	15,859
Minimum pension liability adjustment	201	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(17,596) and $11,457 for the three months ended March 31, 2003 and 2002, respectively	(3,147)	38,085
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(3,932) and $428 for the three months ended March 31, 2003 and 2002, respectively	(1,269)	706

Other comprehensive income	17,073	54,650

Comprehensive Income	$249	$4,825

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$653,651	$647,164
Accounts receivable—trade, net of allowance of $12,316 and $13,113 in 2003 and 2002, respectively	379,677	296,193
Accounts receivable—affiliates	32,103	39,456
Assets under price risk management and energy trading	48,126	33,742
Inventory	159,443	176,437
Prepaid expenses and other	149,680	169,262

Total current assets	1,422,680	1,362,254

Investments in Unconsolidated Affiliates	1,681,093	1,645,253

Property, Plant and Equipment	8,077,943	7,649,791
Less accumulated depreciation and amortization	979,015	888,060

Net property, plant and equipment	7,098,928	6,761,731

Other Assets
Goodwill	734,676	659,837
Deferred financing costs	52,081	55,553
Long-term assets under price risk management and energy trading	121,615	112,571
Restricted cash and other	506,237	484,850

Total other assets	1,414,609	1,312,811

Assets of Discontinued Operations	5,795	10,273

Total Assets	$11,623,105	$11,092,322

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$21,653	$12,244
Accounts payable and accrued liabilities	465,708	456,518
Liabilities under price risk management and energy trading	134,135	44,538
Interest payable	89,891	91,789
Short-term obligations	126,916	77,551
Current maturities of long-term obligations	1,204,988	1,089,918

Total current liabilities	2,043,291	1,772,558

Long-Term Obligations Net of Current Maturities	5,104,912	4,872,012

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,200,775	1,180,523
Deferred revenue	479,978	454,438
Long-term incentive compensation	29,036	29,486
Long-term liabilities under price risk management and energy trading	136,855	162,484
Other	206,117	219,703

Total long-term deferred liabilities	2,052,761	2,046,634

Liabilities of Discontinued Operations	2,723	3,024

Total Liabilities	9,203,687	8,694,228

Minority Interest	437,722	423,844

Preferred Securities of Subsidiaries
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures	150,000	150,000
Subject to mandatory redemption	138,425	131,225

Total preferred securities of subsidiaries	288,425	281,225

Commitments and Contingencies (Note 7)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,632,917	2,632,886
Retained deficit	(808,628)	(791,770)
Accumulated other comprehensive loss	(195,148)	(212,221)

Total Shareholder's Equity	1,693,271	1,693,025

Total Liabilities and Shareholder's Equity	$11,623,105	$11,092,322

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Loss from continuing operations, after accounting change, net	$(17,052)	$(55,154)
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(63,837)	(52,574)
Distributions from unconsolidated affiliates	29,946	139,953
Depreciation and amortization	71,831	57,439
Deferred taxes and tax credits	(18,011)	(38,043)
Cumulative effect of change in accounting, net of tax	8,571	13,986
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(57,473)	35,199
Decrease (increase) in inventory	18,247	(12,635)
Decrease in prepaid expenses and other	33,602	21,042
Increase (decrease) in accounts payable and accrued liabilities	12,265	(69,281)
Decrease in interest payable	(3,246)	(813)
Increase in long-term incentive compensation	818	822
Decrease (increase) in net assets under risk management	5,384	(22,114)
Other operating, net	(23,006)	(6,818)

	(1,961)	11,009
Operating cash flow from discontinued operations	20	257

Net cash provided by (used in) operating activities	(1,941)	11,266

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	226,797	88,706
Payments on long-term debt agreements	(36,104)	(33,984)
Short-term financing and lease swap agreements, net	133,624	(81,292)
Financing costs	(1,098)	—

	323,219	(26,570)
Financing cash flow from discontinued operations	—	(3,971)

Net cash provided by (used in) financing activities	323,219	(30,541)

Cash Flows From Investing Activities
Investments in and loans to energy projects	(22,321)	1,224
Purchase of common stock of acquired companies	(274,813)	—
Purchase of power sales agreement	—	(80,084)
Capital expenditures	(56,484)	(133,096)
Proceeds from return of capital and loan repayments	11,903	83,606
Proceeds from sale of interest in projects	—	43,986
Decrease in restricted cash	3,200	87,682
Investments in other assets	10,071	573
Other, net	—	(6,037)

	(328,444)	(2,146)
Investing cash flow from discontinued operations	4,434	999

Net cash used in investing activities	(324,010)	(1,147)

Effect of exchange rate changes on cash	9,268	2,885

Net increase (decrease) in cash and cash equivalents	6,536	(17,537)
Cash and cash equivalents at beginning of period	647,240	434,249

Cash and cash equivalents at end of period	653,776	416,712
Cash and cash equivalents classified as part of discontinued operations	(125)	(69,603)

Cash and cash equivalents of continuing operations	$653,651	$347,109

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Dollars in millions)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

        Edison Mission Energy's (EME's) significant accounting policies are described in Note 2 to its Consolidated Financial Statements as of December 31, 2002 and 2001, included in EME's annual report on Form 10-K for the year ended December 31, 2002. EME follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

        Terms used but not defined in this report are defined in EME's annual report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or shareholder's equity.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including several of EME's subsidiaries. These developments included lower market prices in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities.

        EME's largest subsidiary, Edison Mission Midwest Holdings, has $911 million of debt maturing in December 2003 which will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by EME's parent company, Mission Energy Holding Company, in July 2001, or at all. EME's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        During the first quarter of 2003, wholesale energy prices in the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures" for more information regarding forward market prices.

Note 2. Acquisitions and Dispositions

Acquisitions

        On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki Combined Cycle power station and related interests. The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was financed with bridge loan facilities. The bridge loan facilities were subsequently repaid with proceeds from the issuance of long-term U.S. dollar denominated notes.

Dispositions

        During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project. Proceeds received from the sales were $44 million. During 2001, EME recorded asset impairment charges of $32 million related to these projects based on the expected sales proceeds. No gain or loss was recorded from the sale of EME's interests in these projects during the first quarter of 2002.

Note 3. Goodwill and Intangible Assets

        Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. EME will perform its annual evaluation of goodwill on October 1, 2003 or sooner if indicators of impairment exist. During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and, accordingly, reported this amount as a cumulative change in accounting. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002.

        Included in "Restricted cash and other assets" on EME's consolidated balance sheet are customer contracts with a gross carrying amount of $87 million and accumulated amortization of $6 million at March 31, 2003. The contracts have a weighted average amortization period of 20 years. For the three months ended March 31, 2003, the amortization expense was $1 million. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2004 through 2008 is $5 million each year. Intangible assets classified in "Restricted cash and other assets" of $1 million at March 31, 2003 consists of an additional minimum pension liability at Midwest Generation.

        Changes in the carrying amount of goodwill, by geographical segment, for the three months ended March 31, 2003 are as follows:

	Americas	Asia Pacific	Europe	Total
Carrying amount at December 31, 2002	$2	$384	$274	$660
Goodwill resulting from an acquisition(1)	—	43	—	43
Translation adjustments and other	—	37	(5)	32

Carrying amount at March 31, 2003 (unaudited)	$2	$464	$269	$735

(1)
Represents goodwill resulting from Contact Energy's acquisition of the Taranaki station in March 2003.

Note 4. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
Coal and fuel oil	$92	$111
Spare parts, materials and supplies	67	65

Total	$159	$176

Note 5. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(8)	$(193)	$(11)	$(212)
Current period change	21	(4)	—	17

Balance at March 31, 2003 (unaudited)	$13	$(197)	$(11)	$(195)

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

        As EME's hedged positions are realized, approximately $10 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2003 are expected to be reclassified into earnings during the next 12 months. Management expects that when the hedged items are recognized in earnings, the net unrealized losses associated with them will be offset. The maximum period over which EME has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 14 years. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded a net loss of approximately $8 million and $1 million during the first quarters of 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

Note 6. Discontinued Operations

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

        On December 19, 2002, the lenders to the Lakeland project accelerated the debt owing under the bank agreement that governs the project's indebtedness, and on December 20, 2002, the Lakeland project lenders appointed an administrative receiver over the assets of Lakeland Power Ltd. The administrative receiver was appointed to take control of the affairs of Lakeland Power Ltd. and has a wide range of powers (specified in the Insolvency Act), including authorizing the sale of the power plant. The appointment of the administrative receiver requires the treatment of Lakeland power plant as an asset held for sale under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Due to EME's loss of control arising from the appointment of the administrative receiver, EME no longer consolidates the activities of Lakeland Power Ltd. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

        On April 22, 2003, a third party announced that it had entered an agreement with the administrative receiver to purchase the Lakeland power plant for £24 million. Subject to satisfaction of closing conditions, completion of the sale is expected during the second quarter of 2003.

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

        Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Total operating revenues	$—	$21
Income before income taxes	—	5
Income from operations of discontinued foreign subsidiaries	—	5

        The following summarizes the balance sheet information of the discontinued operations:

	March 31, 2003	December 31, 2002
	(Unaudited)
Accounts receivable—trade, net of allowance of $2 million in 2003 and 2002	$3	$1
Other current assets	2	3

Total current assets	5	4

Other long-term assets	1	6

Assets of discontinued operations	$6	$10

Accounts payable and accrued liabilities	$3	$3

Total current liabilities	3	3

Liabilities of discontinued operations	$3	$3

Note 7. Commitments and Contingencies

Commercial Commitments

        The following table summarizes EME's consolidated commercial commitments as of March 31, 2003. Details regarding these commercial commitments are discussed in the sections following the table.

	Amount of Commitments Per Period in U.S.$
Commercial Commitments							Total Amounts Committed
	2003	2004	2005	2006	2007	Thereafter
Standby letters of credit	$121	$51	$—	$—	$—	$1	$173
Firm commitments to contribute project equity	47	—	—	—	—	—	47
Capital improvements at EME's project subsidiaries	15	—	—	—	—	—	15

Total Commercial Commitments	$183	$51	$—	$—	$—	$1	$235

Firm Commitments to Contribute Project Equity

Projects	U.S. Currency
CBK(i)	$30
Sunrise(ii)	$17

(i)
CBK is a 755 MW hydroelectric power project under construction in the Philippines. At March 31, 2003, 380 megawatts have been commissioned and are operational. A wholly owned subsidiary of EME owns a 50% interest. For further discussion on recent developments related to the CBK project, see "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Historical Distributions Received by Edison Mission Energy—CBK Project."

(ii)
The Sunrise project, located in Fellows, California, consists of two phases: Phase 1, a simple-cycle gas-fired facility (320 MW) that commenced commercial operation in June 2001; and Phase 2, conversion to a combined-cycle gas-fired facility (bringing the plant to a total capacity of 560 MW) currently scheduled to be completed in July 2003. A wholly owned subsidiary of EME owns a 50% interest. Equity will be contributed to fund the construction of Phase 2. The amount set forth in the above table assumes the partners will contribute equity for the entire construction cost. For more information on the Sunrise project financing, see "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Subsidiary Financing Plans—Sunrise Project Financing."

        Firm commitments to contribute project equity to the CBK project could be accelerated due to events of default as defined in the non-recourse project financing facilities.

Contingencies

  Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources under an eleven-year power purchase agreement entered into on June 25, 2001 and restructured on December 31, 2002. In January 2003, the California Public Utilities Commission and the California Electricity Oversight Board dismissed the complaints they had filed with the Federal Energy Regulatory Commission against Sunrise Power Company, alleging that the contract was "unjust and unreasonable."

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

        The effect of the new regulation is still undetermined, as the new license provisions have not been specified. The new regulation requires Doga to apply for a generation license by June 2, 2003. If actions or inactions undertaken pursuant to the new regulation directly or indirectly impede, hinder, prevent or delay the operation of the Doga facility or increase Doga's cost of performing its obligations under its project documents, this may constitute a risk event under Doga's Implementation Contract. A risk event may permit Doga to request an increase in its tariff or, under certain circumstances, request a buyout of the project by the Ministry of Energy and Natural Resources.

        On October 3, 2002, Doga and several other independent power producers filed a lawsuit in the Danistay, Turkey's high administrative court, against the Energy Market Regulatory Authority seeking invalidation of certain provisions of the new regulation, arguing the unconstitutionality of the imposition of new license requirements that do not take into account the vested rights of companies presently performing electricity generation pursuant to previously agreed conditions. No decision has been rendered, and discussions with the Turkish authorities continue.

  Federal Income Taxes

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

        Midwest Generation entered into a supplemental agreement on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At March 31, 2003, Midwest Generation recorded a $5 million liability related to known claims provided by Commonwealth Edison.

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

  Indemnities Provided Under Asset Sale Agreements

        In connection with the sale of assets, EME has provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale, and EME or its subsidiaries have received similar indemnities from purchasers related to taxes arising from operations after the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. EME has not recorded a liability related to these indemnities.

  Guarantee of Brooklyn Navy Yard Contractor Settlement Payments

        Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. EME's wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME has indemnified Brooklyn Navy Yard Cogeneration Partners, L.P. for any payments due under this settlement agreement which are scheduled through 2006. At March 31, 2003, EME recorded a liability of $12 million related to this indemnity.

  Guarantee of 50% of TM Star Fuel Supply Obligations

        TM Star was formed for the limited purpose of selling natural gas to March Point Cogeneration Company, an affiliate through common ownership, under a fuel supply agreement that extends through December 31, 2011. TM Star has entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement. EME has guaranteed 50% of TM Star's obligation under the fuel supply agreement to March Point Cogeneration Company. Due to the nature of the obligation under this guarantee, a maximum potential liability cannot be determined. TM

Star has met its obligations to March Point Cogeneration Company, and, accordingly, no claims against this guarantee have been made.

  Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of March 31, 2003, if payment were required, would be $200 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

  Bank Indemnity Under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account

        EME has indemnified its lenders under its credit facilities from amounts drawn on a $35 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit which, in turn, would result in a borrowing under EME's credit facilities. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

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

Note 8. Business Segments

        EME operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe. EME's plants are located in different geographic areas, which mitigate the effects of regional markets, economic downturns or unusual weather conditions.

Three Months Ended	Americas	Asia Pacific	Europe	Corporate/ Other	Total
	(Unaudited)
March 31, 2003
Operating revenues from consolidated subsidiaries	$367	$193	$132	$(2)	$690
Net gains (losses) from price risk management and energy trading	4	(6)	(5)	—	(7)

Total operating revenues	$371	$187	$127	$(2)	$683

Income (loss) from continuing operations before income taxes and minority interest	$39	$16	$24	$(95)	$(16)

March 31, 2002
Operating revenues from consolidated subsidiaries	$259	$141	$115	$1	$516
Net gains (losses) from price risk management and energy trading	18	(1)	4	—	21

Total operating revenues	$277	$140	$119	$1	$537

Income (loss) from continuing operations before income taxes and minority interest	$(13)	$27	$25	$(107)	$(68)

Note 9. Investments

        The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the California Power Group, Watson Cogeneration Company, Four Star Oil & Gas Company, PT Paiton Energy and ISAB Energy S.r.l. The California Power Group (not a legal entity)

consists of Kern River Cogeneration Company, Sycamore Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, and Sunrise Power Company, LLC.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating revenues	$560	$401
Operating income	143	113
Net income	104	92

Note 10. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash paid
Interest (net of amount capitalized)	$111	$100
Income taxes (receipts)	$(2)	$(9)
Cash payments under plant operating leases	$58	$55
Details of assets acquired
Fair value of assets acquired	$333	$—
Liabilities assumed	58	—

Net cash paid for acquisitions	$275	$—

Note 11. Stock-based Compensation

        Edison International has three stock-based employee compensation plans, which are described more fully in Note 15—Stock Compensation Plans included in EME's annual report on Form 10-K for the year ended December 31, 2002. EME accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if EME had used the fair value accounting method.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net loss, as reported	$(17)	$(50)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	—

Pro forma net loss	$(17)	$(50)

Note 12. Changes in Accounting

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, EME adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, EME recorded a $9 million, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

        EME recorded a liability representing expected future costs associated with site reclamations, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$17
Translation adjustments	1

Balance of asset retirement obligation as of March 31, 2003 (unaudited)	$18

        For the three months ended March 31, 2003, EME recognized accretion expense related to its asset retirement obligation of approximately $400,000. Had SFAS No. 143 been applied retroactively in the three months ended March 31, 2002, it would not have had a material effect upon EME's results of operations.

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME's financial statements. See disclosure regarding guarantees and indemnities in Note 7—Commitments and Contingencies.

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

        Under FIN 46, an enterprise that will (1) absorb a majority of a variable interest entity's expected losses (if they occur), (2) receive a majority of a variable interest entity's expected residual returns (if they occur), or (3) both of the above, must consolidate the variable interest entity. The enterprise that consolidates the variable interest entity is called the primary beneficiary. EME believes it is reasonably possible that one or more of its investments in unconsolidated affiliates will be a variable interest entity. Accordingly, EME is in the process of making this determination, and for investments in unconsolidated affiliates which are variable interest entities, a further determination will be made if EME is the primary beneficiary.

        EME has concluded that it is the primary beneficiary of Brooklyn Navy Yard Cogeneration Partners L.P. since it is at risk with respect to a majority of its losses and is entitled to receive a majority of its residual returns. Accordingly, EME will consolidate Brooklyn Navy Yard Cogeneration Partners L.P. effective July 1, 2003. In accordance with the transition provisions of FIN 46, the consolidation of Brooklyn Navy Yard Cogeneration Partners L.P. will be based on the historical cost of the assets, liabilities and non-controlling interest which would have been carried by EME effective when EME became the primary beneficiary. This means that EME will consolidate the assets and liabilities of Brooklyn Navy Yard Cogeneration Partners L.P. using the June 30, 2003 balance sheet and eliminate intercompany balances. EME expects the consolidation of this entity to increase total assets by approximately $364 million and total liabilities by approximately $435 million. Furthermore, EME expects to record a loss of approximately $71 million as a cumulative change of accounting as a result of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of equity contributions recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on Edison Mission Energy's (EME's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause differences in EME's results of operations are set forth under "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2002, and as compared to the three months ended March 31, 2002. This discussion presumes that the reader has read or has access to Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002.

General

        EME is an independent power producer engaged in the business of owning or leasing and operating electric power generation facilities worldwide. EME also conducts price risk management and energy trading activities in power markets open to competition. EME is a wholly owned subsidiary of Mission Energy Holding Company. Edison International is EME's ultimate parent company. Edison International also owns Southern California Edison Company, one of the largest electric utilities in the United States.

        As of March 31, 2003, EME owned or leased interests in 27 domestic and 54 international operating power plants with an aggregate generating capacity of 23,868 megawatts (MW), of which EME's share was 18,823 MW. At that date, one domestic and two international power plants, totaling 615 MW of generating capacity, of which EME's anticipated share will be approximately 308 MW, were under construction.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including several of EME's subsidiaries. These developments included lower market prices in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities.

        EME's largest subsidiary, Edison Mission Midwest Holdings, has $911 million of debt maturing in December 2003 which will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by Mission Energy Holding Company in July 2001, or at all. EME's independent accountants' audit opinion for the year ended December 31,

2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        During the first quarter of 2003, wholesale energy prices in the Pennsylvania-New Jersey-Maryland Power Pool, or PJM, increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "—Market Risk Exposures" for more information regarding forward market prices.

Acquisitions and Dispositions of Investments in Energy Plants

Acquisitions

        On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki Combined Cycle power station and related interests. The Taranaki station is a 357 MW combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was financed with bridge loan facilities. The bridge loan facilities were subsequently repaid with proceeds from the issuance of long-term U.S. dollar denominated notes.

Dispositions

        During the first quarter of 2002, EME completed the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project. Proceeds received from the sales were $44 million. During 2001, EME recorded asset impairment charges of $32 million related to these projects based on the expected sales proceeds. No gain or loss was recorded from the sale of EME's interests in these projects during the first quarter of 2002.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

Net Income (Loss) Summary

        Net loss is comprised of the following components:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Loss from continuing operations	$(8)	$(41)
Income from discontinued operations	—	5
Cumulative changes in accounting	(9)	(14)

Net Loss	$(17)	$(50)

        EME's loss from continuing operations for the first quarter of 2003 was $8 million compared to $41 million for the first quarter of 2002. The 2003 reduction in loss from continuing operations from 2002 was primarily due to higher PJM power prices and higher generation by EME's Homer City facilities, higher west coast energy prices and higher earnings from oil and gas activities.

Operating Revenues

        Operating revenues increased 27% for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase was primarily due to increased electric revenues from the Illinois Plants, Homer City facilities and Contact Energy.

        Net gains (losses) from price risk management and energy trading activities is comprised of:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Price risk management	$(22)	$4
Energy trading	15	17

Net Gains (Losses)	$(7)	$21

        Net gains and (losses) from price risk management activities result from recording derivatives at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Included in net gains (losses) from price risk management were:

  •
  $(8) million for the first quarter of 2003, related to the ineffective portion of Homer City forward electricity contracts, which are derivatives that qualify as cash flow hedges under SFAS No. 133, effective April 1, 2002.

  •
  $(6) million for the first quarter of 2003, related to the change in market value of electricity and financial contracts entered into by Contact Energy.

  •
  $(5) million for the first quarter of 2003 and $4 million for the first quarter of 2002, related to realized losses and the change in market value of long-term commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that is recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded a net loss of approximately $8 million and $1 million during the first quarters of 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The net losses during the first quarter of 2003 are attributable to increases in the difference between energy prices at PJM West Hub (where EME's subsidiary enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). See "—Market Risk Exposures—Americas" for more information regarding forward market prices.

        The 2003 net gains from energy trading activities were primarily the result of net gains from transmission congestion contracts and other power contracts in markets where EME has power plants. The 2002 net gains from energy trading activities primarily represent the completion of the restructuring of a power sales agreement with an unaffiliated electric utility. As part of the transaction, an EME subsidiary purchased the power sales agreement held by a third party, modified its terms and conditions, and entered into a long-term power supply agreement with another party. Although the sale and purchase of power arising from these contracts will occur over their term, net gains of $17 million were recorded during the first quarter of 2002 attributable to the fair value of the contracts (generally referred to as mark-to-market accounting).

        EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year because warmer weather during the summer months results in higher electric revenues being generated from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants have higher electric revenues during their winter months.

Operating Expenses

        Fuel costs increased $72 million for the first quarter of 2003, compared to the first quarter of 2002. Fuel costs in 2003 increased primarily due to increased generation from the Illinois Plants and the Homer City facilities.

        Plant operations and transmission costs increased $20 million for the first quarter of 2003, compared to the first quarter of 2002. Transmission costs were $55 million and $36 million for the first quarters of 2003 and 2002, respectively. The 2003 increase in transmission costs was primarily due to higher retail sales generated by Contact Energy.

        Depreciation and amortization expense increased $14 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase is primarily due to higher amortization expense resulting from the adoption of SFAS No. 142 at Contact Energy. In addition, depreciation expense increased in the first quarter of 2003 from the first quarter of 2002, resulting from the termination of the Midwest Generation equipment lease in August 2002.

        Administrative and general expenses decreased $7 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease was primarily due to cost reductions implemented in 2002. During the first quarter of 2002, EME severance and other related costs were $4 million.

Other Income (Expense)

        Equity in income from unconsolidated affiliates increased 21% for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase was primarily due to an increase in EME's share of income from the Big 4 projects and Four Star Oil & Gas. EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of

EME's domestic energy projects, located on the west coast, have power sales contracts that provide for higher payments during the summer months.

        Interest and other income decreased $3 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease was primarily due to lower interest income.

        Interest expense increased $4 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase was due to higher interest costs at the Illinois Plants due to a downgrade of the credit rating of Edison Mission Midwest Holdings and higher levels of borrowings at Contact Energy. See "—Liquidity and Capital Resources—Credit Ratings."

Income Taxes

        EME's annual effective tax rate (excluding state tax reallocation benefits) was 41% in the first quarter of 2003 compared to 47% in the first quarter of 2002. During the first quarter of 2003, EME recorded $5 million of additional state tax benefits net of federal income taxes, as a result from participation in a tax-allocation agreement with Edison International.

Minority Interest

        Minority interest expense decreased $1 million for the first quarter of 2003, compared to the first quarter of 2002. Minority interest primarily relates to 49% ownership of Contact Energy by the public in New Zealand.

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

        On December 19, 2002, the lenders to the Lakeland project accelerated the debt owing under the bank agreement that governs the project's indebtedness, and on December 20, 2002, the Lakeland project lenders appointed an administrative receiver over the assets of Lakeland Power Ltd. The administrative receiver was appointed to take control of the affairs of Lakeland Power Ltd. and has a wide range of powers (specified in the Insolvency Act), including authorizing the sale of the power plant. The appointment of the administrative receiver requires the treatment of Lakeland power plant as an asset held for sale under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Due to EME's loss of control arising from the appointment of the administrative receiver, EME no longer consolidates the activities of Lakeland Power Ltd. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

        On April 22, 2003, a third party announced that it had entered an agreement with the administrative receiver to purchase the Lakeland power plant for £24 million. Subject to satisfaction of closing conditions, completion of the sale is expected during the second quarter of 2003.

        During the first quarter of 2002, EME recorded income of $5 million from discontinued operations primarily related to operating income from the Lakeland power plant.

Cumulative Effect of Change in Accounting Principle

Statement of Financial Accounting Standards No. 142

        Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. EME will perform its annual evaluation of goodwill on October 1, 2003 or sooner if indicators of impairment exist. During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and, accordingly, reported this amount as a cumulative change in accounting. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002.

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, EME adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, EME recorded a $9 million, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No. 143.

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

        EME uses the words "earnings" or "losses" in this section to describe income or loss from continuing operations before income taxes and minority interest.

Americas

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Operating Revenues from Consolidated Subsidiaries
Illinois Plants	$212	$166
Homer City	149	86
Other	6	7

	$367	$259

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Illinois Plants	(42)	(44)
Homer City	46	2
Other	13	21
Unconsolidated affiliates
Big 4 projects	17	1
Four Star Oil & Gas	15	7
Sunrise	(1)	(1)
March Point	3	3
Other	(2)	9
Regional overhead	(10)	(11)

	$39	$(13)

Illinois Plants

	Three Months Ended March 31,
	2003	2002
Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,600	5,998
Merchant	3,204	236

Total coal-fired generation	6,804	6,234

Availability(1)	75.3%	81.1%
Forced outage rate(2)	6.7%	4.0%
Average realized energy price/MWh:
Power purchase agreement	$18.02	$16.70
Merchant	$25.48	$19.49

Total coal-fired generation	$21.53	$16.81

Capacity revenues (in millions)	$32	$52

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of megawatt-hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of generating capacity during 2002 from the power purchase agreements at the Illinois Plants. Of the generating capacity released by Exelon Generation, EME's subsidiary suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, the Illinois Plants have 3,133 MW available for sale as merchant generation. Operating revenues from the Illinois Plants increased $46 million for the first quarter of 2003, compared to the first quarter of 2002, primarily due to increased merchant generation at the coal plants released by Exelon Generation. Operating revenues were also higher due to average realized energy prices from merchant generation due to colder-than-normal weather, partially offset by lower capacity revenue from the reduction in megawatts contracted under the power purchase agreements. The average realized prices from merchant generation during the first quarter of 2003 were less than the actual spot market prices during that period due to forward contracts entered into during 2002 (prior to the increase in spot market prices that took place during the first quarter of 2003) for approximately 52% of the Illinois Plants' actual merchant generation. See "—Market Risk Exposures—Illinois Plants."

        Exelon Generation is obligated under the power purchase agreements to make capacity payments for the plants under contract (4,739 MW during 2003) and energy payments for electricity produced by these plants. As a result of the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of EME's consolidated operating revenues decreased from 30% for the first quarter of 2002 to 19% for the first quarter of 2003. Revenues from Exelon Generation were $131 million and $161 million for the first quarters of 2003 and 2002, respectively. For more information on the power purchase agreements and wholesale energy markets, see "—Market Risk Exposures—Illinois Plants."

        Losses from the Illinois Plants decreased $2 million for the first quarter of 2003, compared to the first quarter of 2002, due to the following factors:

  •
  higher revenues as described above, partially offset by additional fuel costs related to higher generation and higher fuel prices at the Collins Station.

  •
  lower plant operations costs primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002 and lower employee benefit costs.

        The losses of the Illinois Plants included interest income of $28 million and $31 million for the first quarters of 2003 and 2002, respectively, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended March 31,
	2003	2002
Statistics
Generation (in GWhr)	3,620	2,695
Availability(1)	88.9%	67.2%
Forced outage rate(2)	6.7%	28.7%
Average realized energy price/MWh	$39.82	$26.65
Capacity revenues (in millions)	$3	$13

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of megawatt-hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

        Operating revenues from Homer City increased $63 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase primarily resulted from higher electric revenues from the Homer City facilities due to increased generation and higher energy prices. On February 10, 2002, Homer City experienced a major unplanned outage due to a collapse of the SCR ductwork of one of the units, known as Unit 3. The unit was restored to operation on April 4, 2002 and is operating with the SCR bypassed.

        Earnings from Homer City increased $44 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase in earnings is due to increased generation and higher energy prices. See "—Market Risk Exposures—Homer City Facilities."

        Losses from price risk management activities were $8 million for the first quarter of 2003. The losses primarily represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. No comparable amount was recorded the first quarter of 2002. See "—Consolidated Operating Results—Operating Revenues" for further discussion.

Big 4 Projects

        EME owns partnership investments (50% ownership or less) in Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company and Watson Cogeneration Company. These projects have similar economic characteristics and have been used, collectively, to secure bond financing by Edison Mission Energy Funding Corp., a special purpose entity that EME includes in its consolidated financial statements. Due to similar economic characteristics and the bond financing related to EME's equity investments in these projects, EME evaluates them collectively and refers to them as the Big 4 projects.

        Earnings from the Big 4 projects increased $16 million for the first quarter of 2003, compared to the first quarter of 2002. The change in earnings was largely due to higher energy prices in 2003. The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $4 million and $5 million for the first quarters of 2003 and 2002, respectively.

Four Star Oil & Gas

        EME owns a 37.2% direct and indirect interest, with 36.05% voting stock, in Four Star Oil & Gas Company, with majority control held by affiliates of ChevronTexaco Corporation. Four Star Oil & Gas owns oil and gas reserves in the San Juan Basin, the Hugoton Basin, the Permian Basin and offshore Gulf Coast and Alabama. EME's share of earnings from Four Star Oil & Gas Company was $15 million and $7 million for the first quarters of 2003 and 2002, respectively. The 2003 increase in earnings was primarily due to higher natural gas prices.

Other

        Earnings from other projects in the Americas region (consolidated subsidiaries and unconsolidated affiliates) included net gains from energy trading activities of $15 million and $17 million for the first quarters of 2003 and 2002, respectively. See "—Consolidated Operating Results—Operating Revenues" for further discussion.

Asia Pacific

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$143	$95
Loy Yang B	36	37
Other	14	9

	$193	$141

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Contact Energy(1)	5	7
Loy Yang B	3	9
Other	3	3
Unconsolidated affiliates
Paiton	9	12
Other	(2)	(1)
Regional overhead	(2)	(3)

	$16	$27

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

Contact Energy

        Operating revenues increased $48 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase was primarily due to higher wholesale electricity prices and higher generation. In addition, there was a 29% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during the first quarter of 2003, compared to the first quarter of 2002.

        Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, decreased $2 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease is primarily due to a $6 million loss from price risk management activities for the first quarter of 2003 related to a change in market value of electricity and financial contracts that were not designated as cash flow hedges for hedge accounting under SFAS No. 133. No comparable amount was recorded for the first quarter of 2002.

Loy Yang B

        Operating revenues decreased $1 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in operating revenues is primarily due to lower generation resulting from a planned outage in March 2003 and lower pool prices for the power sold into the wholesale energy market. The 2003 decrease was partially offset by a 14% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during the first quarter of 2003, compared to the first quarter of 2002.

        Earnings from Loy Yang B decreased $6 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in earnings is due to lower electric revenues discussed above and higher plant maintenance costs related to the planned outage in March 2003.

Paiton Energy

        Earnings from Paiton Energy decreased $3 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in earnings is primarily due to an unplanned outage during the first quarter of 2003.

Other

        Operating revenues from other consolidated subsidiaries increased $5 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase in operating revenues is primarily due to higher electric revenues from the Valley Power Peaker project in Australia. Commercial operation of the Valley Power Peaker project commenced during the second quarter of 2002.

Regional G&A

        Asia Pacific's Regional G&A decreased $1 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in Regional G&A was primarily due to cost reductions implemented in 2002.

Europe(1)

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Operating Revenues from Consolidated Subsidiaries
First Hydro	$91	$79
Doga(2)	33	30
Other	8	6

	$132	$115

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
First Hydro	5	12
Doga	4	6
Other	4	3
Unconsolidated affiliates
ISAB	11	9
Other	4	1
Regional overhead	(4)	(6)

	$24	$25

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

First Hydro

        Operating revenues increased $12 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase resulted primarily from higher electric revenues from the First Hydro plant due to increased volumes of power sales and a 12% increase in the average exchange rate of the British pound compared to the U.S. dollar during the first quarter of 2003, compared to the first quarter of 2002. These increases were partially offset by lower ancillary services revenues during the first quarter of 2003 from the first quarter of 2002. The First Hydro plant is expected to provide for higher electric revenues during its winter months.

        Earnings from First Hydro decreased $7 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in earnings is primarily due to a $5 million loss from price risk management activities for the first quarter of 2003, compared to a $4 million gain from price risk management activities for the first quarter of 2002. First Hydro's gains (losses) from price risk management relate to realized losses and the change in market value of commodity contracts that are recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

Doga

        Revenues from Doga increased $3 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase is due to an increase in electricity generation, higher steam sales and higher natural gas prices. Earnings from Doga decreased $2 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in earnings is primarily due to higher fuel costs and plant costs, partially offset by higher electric revenues discussed above.

ISAB

        Earnings from ISAB increased $2 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase was primarily due to higher generation in the first quarter of 2003, compared to the first quarter of 2002.

Other

        Earnings from other projects in the Europe region (consolidated subsidiaries and unconsolidated affiliates) increased $4 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 increase in earnings is primarily due to increased operating revenues from EME's Spanish Hydro project largely due to higher generation caused by more rainfall in the first quarter of 2003, compared to the first quarter of 2002.

Regional G&A

        Europe's Regional G&A decreased $2 million for the first quarter of 2003, compared to the first quarter of 2002. The 2003 decrease in Regional G&A is primarily due to lower development costs.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2003, EME and its subsidiaries had cash and cash equivalents of $654 million and EME had available a total of $274 million of borrowing capacity under its $487 million corporate credit facility. EME's consolidated debt at March 31, 2003 was $6.4 billion, including $911 million of debt maturing in December 2003 which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings. In addition, EME's subsidiaries have $7 billion of long-term lease obligations that are due over a period ranging up to 32 years.

        The $911 million of debt of Edison Mission Midwest Holdings maturing in December 2003 will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that it will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by Mission Energy Holding Company in July 2001, or at all. EME's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Credit Ratings

        Credit ratings for EME and its subsidiaries, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy (senior unsecured)	Ba3	BB–
Edison Mission Midwest Holdings (bank facility)	Ba2	BB–
Edison Mission Marketing & Trading (senior unsecured)	Not Rated	BB–

        Standard & Poor's has assigned a negative rating outlook for each of these entities. Moody's has Edison Mission Energy's and Edison Mission Midwest Holdings' ratings under review for further downgrade.

        The credit ratings of EME are below investment grade and, accordingly, EME has agreed to provide collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and domestic trading activities related to accounts payable and unrealized losses ($65 million as of May 9, 2003). EME has also provided collateral for a portion of its United Kingdom trading activities. To this end, EME's subsidiary, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility, under which letters of credit totaling £17 million have been issued as of April 30, 2003.

        EME anticipates that sales of power from its Illinois Plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support for the price risk management and trading activities related to these projects. EME currently projects the potential working capital to support its price risk management and trading activity to be between $100 million and $200 million from time to time during 2003.

        EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by a rating agency.

Credit Rating of Edison Mission Midwest Holdings

        As a result of the downgrade of Edison Mission Midwest Holdings below investment grade in October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation restrict the ability of Edison Mission Midwest Holdings to make distributions to its parent company, thereby eliminating distributions to EME.

        The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison Mission Midwest Holdings under the applicable financing agreements. The currently applicable provisions are those set forth in the same row as the Standard & Poor's rating "BB–."

S&P Rating	Moody's Rating	Cost of Borrowing Margin	Cash Trap
		(based on LIBOR)
BBB– or higher	Baa3 or higher	150	No cash trap
BB+	Ba1	225	50% of excess cash flow trapped until six month debt service reserve is funded
BB	Ba2	275	100% of excess cash flow trapped
BB–	Ba3	325	100% of excess cash flow trapped
B+	B1	325	100% of excess cash flow trapped and used to repay debt

        Based on its current credit rating, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $50 million into the cash flow recapture account on October 31, 2002, and another $28 million on January 27, 2003. The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings if funds are not otherwise available from working capital. There is no assurance that Edison Mission Midwest Holdings' current credit rating will not be lowered again, in which case Edison Mission Midwest Holdings would be required to use its defined excess cash flow, as well as cash in the cash flow recapture account, to repay indebtedness.

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

Credit Rating of Edison Mission Marketing & Trading

        Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts the ability of EME Homer City Generation L.P. (EME Homer City) to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2004. EME is permitted to sell the output of the Homer City facilities into the PJM at any time on a spot-market basis. See "—Market Risk Exposures—Homer City Facilities."

Corporate Liquidity

        EME has a $487 million corporate credit facility which includes a $275 million component, Tranche A, that expires on September 16, 2003 and a $212 million component, Tranche B, that expires on September 17, 2004. At March 31, 2003, EME had borrowing capacity under this facility of $274 million and corporate cash and cash equivalents of $31 million.

        Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facilities represent EME's major sources of liquidity to meet its cash requirements. In addition, EME expects to complete the Sunrise project financing during the summer of 2003 which, upon completion, will result in the receipt by EME of approximately $140 million to $150 million of capital previously invested in this project. See "Subsidiary Financing Plans." EME expects its 2003 cash requirements to be primarily comprised of:

  •
  interest payments on its indebtedness, including interest payments to Midwest Generation related to intercompany loans,

  •
  collateral requirements in the form of letters of credit or cash margining in support of forward contracts for the sale of power from its merchant energy operations,

  •
  general administrative expenses, and

  •
  equity contribution obligations.

        The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Historical Distributions Received by Edison Mission Energy—Restricted Assets of EME's Subsidiaries." Also see "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002. In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Payments." If Tranche A of the corporate facility is not extended and the Sunrise project financing is not completed as scheduled, EME's ability to provide credit support for bilateral contracts for power and fuel of its merchant energy operations will be severely limited. If EME is unable to provide such credit support, this will reduce the number of counterparties willing to enter into bilateral contracts with EME's subsidiaries, thus requiring EME's subsidiaries to rely on short-term markets instead of bilateral contracts. Furthermore, if this situation occurs, EME may not be able to meet margining requirements if forward prices for power increase significantly. Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

        EME's corporate credit facility provides credit available in the form of cash advances or letters of credit. At March 31, 2003, Tranche A consisted of borrowings of $80 million, and $132 million of letters of credit were outstanding under Tranche B. In addition to the interest payments, EME pays a facility fee determined by its long-term credit ratings (0.875% and 1.00% at March 31, 2003 for Tranche A and Tranche B, respectively) on the entire credit facility independent of the level of borrowings.

        Under the credit agreement governing its credit facility, EME has agreed to maintain an interest coverage ratio that is based on cash received by EME, including tax-allocation payments, cash disbursements and interest paid. At March 31, 2003, EME met this interest coverage ratio. The interest coverage ratio in the ring-fencing provisions of EME's certificate of incorporation and bylaws remains relevant for determining EME's ability to make distributions. See "—Interest Coverage Ratio."

Discussion of Historical Cash Flow

Cash Flows From Operating Activities

        Net cash provided by (used in) operating activities:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Continuing operations	$(2)	$11
Discontinued operations	—	—

	$(2)	$11

        The lower operating cash flow from continuing operations in the first quarter of 2003, compared to the first quarter of 2002, reflects lower distributions from unconsolidated affiliates. Distributions from unconsolidated affiliates during the first quarter of 2002 were higher than the first quarter of 2003 primarily due to the collection of past due accounts receivable from California utilities, arising from the California energy crisis, by EME's investments in California qualifying facilities which amounts were then distributed to their partners. EME received $13 million in tax-allocation payments from Edison International during the first three months of 2003, partially offsetting the cash used in operating activities. For further discussion on the tax-allocation payments, see "—Intercompany Tax-Allocation Payments." The change in operating cash flow from continuing operations in the first quarter of 2003 was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows From Financing Activities

        Net cash provided by (used in) financing activities:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Continuing operations	$323	$(27)
Discontinued operations	—	(4)

	$323	$(31)

        Cash provided by financing activities from continuing operations during the first quarter of 2003 consisted of net borrowings of $80 million on EME's $487 million corporate credit facility and $320 million in borrowings by Contact Energy, EME's 51% owned subsidiary, of which $275 million was used to finance the acquisition of the Taranaki power station. Debt service payments of $23 million related to one of EME's subsidiaries were made in March 2003.

        Cash used in financing activities from continuing operations during the first quarter of 2002 consisted of net payments of $80 million on EME's corporate credit facility and $22 million related to debt service payments of one of EME's subsidiaries. In addition, a wholly owned subsidiary borrowed $84 million under a note purchase agreement in January 2002.

Cash Flows From Investing Activities

        Net cash used in investing activities:

	Three Months Ended March 31,
	2003	2002
	(Unaudited) (in millions)
Continuing operations	$(328)	$(2)
Discontinued operations	4	1

	$(324)	$(1)

        Cash used in investing activities from continuing operations during the first quarter of 2003 included $275 million paid by Contact Energy for the acquisition of the Taranaki power station during the first quarter of 2003 and $23 million in equity contributions to the Sunrise and CBK projects. EME invested $56 million in the first quarter of 2003 in new plant and equipment principally related to the Illinois Plants and the Homer City facilities.

        Cash used in investing activities from continuing operations during the first quarter of 2002 included $80 million paid for the purchase of a power sales agreement held by a third party. EME invested $72 million in the first quarter of 2002 in new plant and equipment principally related to the Valley Power Peaker project in Australia, the Illinois Plants and the Homer City facilities. Also, included in capital expenditures during the first quarter of 2002 were payments for three turbines purchased under EME's Master Turbine Lease with funds from restricted cash of $61 million. Included in first quarter 2002 investing activities was $86 million of restricted cash used to purchase the three turbines and satisfy EME's obligation related to the termination of EME's Master Turbine Lease, thereby reducing EME's restricted cash account. EME received proceeds of $44 million from the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project during the first quarter of 2002. In addition, EME received $78.5 million as a return of capital from the Kern River and Sycamore projects subsequent to their receipt of payments of past due accounts receivable from Southern California Edison during the first quarter of 2002.

Historical Distributions Received By Edison Mission Energy

        The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and interest costs of recourse debt. Distributions for the first three months of each year are not necessarily indicative of annual distributions due to the seasonal fluctuations in EME's business.

	March 31, 2003	March 31, 2002
	(Unaudited) (in millions)
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)	$21	$—
Holding companies of other consolidated operating projects	36	4
Distributions from Non-Consolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(1)	20	82
Four Star Oil & Gas Company	—	4
Holding companies of other non-consolidated operating projects	23	24

Total Distributions	$100	$114

(1)
Distributions do not include either capital contributions made during the California energy crisis or the subsequent return of such capital. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

        Total distributions to EME decreased due to:

  •
  lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis);

        Partially offset by:

  •
  distribution from Homer City (the project did not make a distribution in the first quarter of 2002 because it distributed its excess cash in December 2001 upon closing the Homer City sale-leaseback transaction);

  •
  increased shareholder dividends from Contact Energy; and

  •
  distribution from the Loy Yang B project following completion of the refinancing of the Valley Power Peaker project construction loan.

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

Edison Mission Midwest Holdings Co. (Illinois Plants)

        Edison Mission Midwest Holdings Co. is the borrower under a $1.9 billion credit facility with a group of commercial banks. The funds borrowed under this facility were used to fund the acquisition of the Illinois Plants and provide working capital to such operations. Midwest Generation, a wholly owned subsidiary of Edison Mission Midwest Holdings, owns or leases and operates the Illinois Plants. Midwest Generation entered into sale-leaseback transactions for the Collins Station as part of the original acquisition and for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Because Edison Mission Midwest Holdings' credit rating is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company and ultimately, to EME at this time. See "—Credit Ratings."

        Edison Mission Midwest Holdings must also maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. EME expects that revenues for 2003 from Exelon Generation will represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders, could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration would result in an event of default under the Powerton and Joliet leases. During the 12 months ended March 31, 2003, the historical debt service coverage ratio was 3.77 to 1 and the debt-to-capital ratio was 0.52 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate Edison Mission Overseas Co. (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

  EME Homer City Generation L.P. (Homer City facilities)

        EME Homer City Generation L.P. completed a sale-leaseback of the Homer City facilities in December 2001. In order to make a distribution, EME Homer City must be in compliance with the covenants specified in the lease agreements, including the following financial performance requirement measured on the date of distribution:

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

        At the end of each quarter, the equity and debt portions of rent then due and payable must have been paid. The senior rent service coverage ratio (discussed in the bullet point above) projected for each of the prospective two twelve-month periods must be greater than 1.7 to 1. No more than two rent default events may have occurred, whether or not cured. A rent default event is defined as the failure to pay the equity portion of the rent within five business days of when it is due.

        During the 12 months ended March 31, 2003, the senior rent service coverage ratio was 4.2 to 1.

  First Hydro Holdings

        A subsidiary of First Hydro Holdings, First Hydro Finance plc, is the borrower of £400 million of Guaranteed Secured Bonds due in 2021. In order to make a distribution, First Hydro Finance must be in compliance with the covenants specified in its bond indenture, including an interest coverage ratio. When measured for the twelve-month period ended December 31, 2002, First Hydro Holdings met the interest coverage ratio and made a distribution of $18 million on May 7, 2003.

        On March 14, 2003, First Hydro Finance plc received a letter from the trustee for the First Hydro bonds, requesting that First Hydro Finance engage in a process to determine whether an early redemption option in favor of the bondholders has been triggered under the terms of the First Hydro bonds. This letter states that, given requests made of the trustee by a group of First Hydro bondholders, the trustee needs to satisfy itself whether the termination of the pool system in the United Kingdom (replaced with the new electricity trading arrangements, referred to as NETA), was materially prejudicial to the interests of the bondholders. If this were the case, it could provide the First Hydro bondholders with an early redemption option. In this regard, on August 29, 2000, First Hydro Finance notified the trustee that the enactment of the Utilities Act of 2000, which laid the foundation for NETA, would result, after its implementation, in a so called restructuring event under the terms of the First Hydro bonds. However, First Hydro Finance did not believe then, nor does it believe now, that this event was materially prejudicial to the First Hydro bondholders. Since NETA implementation, First Hydro Finance has continued to meet all of its debt service obligations and financial covenants under the bond documentation, including the required interest coverage ratio. Until its receipt of the trustee's March 14, 2003 letter, First Hydro Finance had not received a response from the trustee to its August 29, 2000 notice. First Hydro Finance will dispute any attempt to have the early redemption option deemed applicable due to NETA implementation.

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

Edison Mission Energy Funding Corp. (Big 4 Projects)

        EME's subsidiaries, which EME refers to, in this context, as the guarantors, that hold EME's interests in the Big 4 projects completed a $450 million secured financing in December 1996. Edison Mission Energy Funding Corp., a special purpose Delaware corporation, issued notes ($260 million) and bonds ($190 million), the net proceeds of which were lent to the guarantors in exchange for a note. The guarantors have pledged their cash proceeds from the Big 4 projects to Edison Mission Energy Funding as collateral for the note. All distributions receivable by the guarantors from the Big 4 projects are deposited into a trust account from which debt service payments are made on the obligations of Edison Mission Energy Funding and from which distributions may be made to EME if Edison Mission

Energy Funding is in compliance with the terms of the covenants in its financing documents, including the following requirements measured on the date of distribution:

  •
  The debt service coverage ratio for the preceding four fiscal quarters is at least 1.25 to 1.

  •
  The debt service coverage ratio projected for the succeeding four fiscal quarters is at least 1.25 to 1.

        The debt service coverage ratio is determined by the amount of distributions received by the guarantors from the Big 4 projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission Energy Funding's notes and bonds paid or due in the relevant quarter. During the 12 months ended March 31, 2003, the debt service coverage ratio was 2.16 to 1. Although the credit ratings of Edison Mission Energy Funding's notes and bonds are below investment grade, this has no effect on the ability of the guarantors to make distributions to EME.

CBK Project

        EME holds a 50% interest in CBK Power Co Ltd. CBK Power operates under a 25-year build-rehabilitate-operate-transfer agreement with National Power Corporation for the 755 MW Caliraya-Botocan-Kalayaan hydro electric complex, located in the Republic of the Philippines, which EME refers to as the CBK project. On April 23, 2003, the President of the Republic of the Philippines signed into law the 2003 General Appropriations Bill which includes a provision that prohibits payments by agencies of the Philippine government to CBK Power with respect to two of its units until National Power Corporation submits a report based upon a review of "overpayments" to the CBK project, if any, and until the project documentation has been amended to provide for recovery by National Power Corporation of any "overpayments." The assertion regarding "overpayment" stems from a supplemental agreement entered into during 1999 which modified the original build-rehabilitate- operate-transfer agreement by adjusting the schedule for completion of two units of the CBK complex.

        Under the supplemental agreement, rehabilitation of existing Kalayaan Units 1 and 2 was brought forward because of National Power Corporation's concern about the possibility of transformer failure and other risks affecting the reliability of these units. Under the original schedule, Kalayaan Units 1 and 2 were to be operated by CBK Power for operation and maintenance fees only during the lengthy construction of new Kalayaan Units 3 and 4, and upon completion of these units, Kalayaan Units 1 and 2 were to be taken out of service for rehabilitation. Under the build-rehabilitate-operate-transfer agreement, National Power Corporation is obligated to pay capacity recovery fees to CBK Power upon completion of the construction or rehabilitation of each unit, as the case may be. EME understands the term "overpayment" as used in the Special Provision of the General Appropriations Act to refer to the payments of capital recovery fees for the Kalayaan Units 1 and 2 arising from the earlier than initially scheduled rehabilitation of these units. At the time EME made its investment in CBK Power, the decision to accelerate the work on Kalayaan Units 1 and 2 had been made and incorporated in the supplemental agreement, and all appropriate Philippine government approvals of the supplemental and other project agreements with National Power Corporation had been obtained. Subsequently, some parties in the Philippines have contended that payments made to CBK Power as a result of the earlier than initially scheduled rehabilitation of Kalayaan Units 1 and 2 were unreasonable in comparison to the amount of additional work required to rehabilitate the units.

        CBK Power is currently considering legal options available to it to respond to the enactment of the Special Provision. Failure by National Power Corporation to pay and/or a failure by the Philippine government to honor its commitments under the Government Undertaking signed in connection with the project to cause National Power Corporation to pay will constitute defaults under the build-rehabilitate-operate-transfer agreement and the Government Undertaking, respectively. On April 28, 2003, CBK sent a notice of claim to the President of the Republic of the Philippines, pursuant to the terms of the Government Undertaking. A default under the Government Undertaking will permit CBK

Power to require the Philippine government to purchase the power plants subject to the build-rehabilitate-operate-transfer agreement for a price which will at least recover EME's investment in the project. Prior to asserting these rights, however, CBK Power is required to engage in good faith negotiations with National Power Corporation in an attempt to resolve the situation. These discussions have commenced but thus far have not resulted in a mutually acceptable resolution.

        CBK Power has advised its lenders of these developments and is discussing with them the ramifications under its credit agreements. Further, CBK Power has advised its lenders that National Power Corporation is presently overdue in the payment of invoices totaling $11 million, a substantial portion of which is related to Kalayaan Units 1 and 2. Some of these events, if not cured, are or may with the passage of time become events of default under CBK Power's credit agreements, which would permit the lenders to demand payment in full of the project loans and to foreclose upon the assets of CBK Power. CBK Power intends to seek a waiver from the lenders of any existing defaults and any related defaults as may occur while it considers its response to these developments and enters into negotiations with National Power Corporation. There is no assurance, however, that such a waiver will be obtained or that, if not obtained, the lenders will not exercise their rights under the credit agreement.

        As of March 31, 2003, EME has invested $49 million in the CBK project and as of such date is committed to invest up to an additional $30 million. EME believes that either on a negotiated basis or through the exercise of legal remedies it shall recover its entire investment. The indebtedness incurred by CBK Power is non-recourse to EME and, except for EME's commitment to contribute up to an additional $30 million as equity, EME has no obligation with respect to CBK Power's indebtedness. Further, these events do not constitute a default under any indebtedness incurred by EME or to which EME or any of its affiliates is subject.

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

        The following table sets forth the major components of the interest coverage ratio for the twelve months ended March 31, 2003 and the year ended December 31, 2002:

	March 31, 2003	December 31, 2002
	(Unaudited) (in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants(3)	$304	$294
Homer City	95	51
First Hydro	35	45
Other consolidated operating projects	146	160
Price risk management and trading	10	16
Distributions from non-consolidated Big 4 projects	75	137
Distributions from other non-consolidated operating projects	115	120
Interest income	6	8
Operating expenses	(134)	(139)

Total funds flow from operations	$652	$692

Interest Expense:
From obligations to unrelated third parties	$167	$178
From notes payable to Midwest Generation	114	115

Total interest expense	$281	$293

Interest Coverage Ratio	2.32	2.36

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

(3)
Distribution to EME of funds flow from operations of the Illinois Plants is currently restricted. See "—Credit Ratings—Credit Rating of Edison Mission Midwest Holdings."

        The major factors affecting funds flow from operations during the twelve months ended March 31, 2003, compared to the year ended December 31, 2002, were:

  •
  lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis); and

  •
  higher revenues at Homer City due to increased generation and higher energy prices.

        Interest expense decreased by $12 million for the twelve months ended March 31, 2003, compared to the year ended December 31, 2002 due to a lower average debt balance.

        EME's interest coverage ratio for the twelve months ended March 31, 2003 was 2.32 to 1. Accordingly, EME is currently permitted to pay dividends of up to $32.5 million in the second quarter of 2003 under the "ring-fencing" provisions of EME's certificate of incorporation and bylaws.

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

Financial Ratio	Covenant	Actual at March 31, 2003	Description
Recourse Debt to Recourse Capital Ratio	Less than or equal to 67.5%	62.8%	Ratio of (a) senior recourse debt to (b) sum of (i) shareholder's equity per EME's balance sheet adjusted by comprehensive income after December 31, 1999, plus (ii) senior recourse debt

Discussion of Recourse Debt to Recourse Capital Ratio

        The recourse debt to recourse capital ratio of EME at March 31, 2003 and December 31, 2002 was calculated as follows:

	March 31, 2003	December 31, 2002
	(Unaudited) (in millions)
Recourse Debt(1)
Corporate Credit Facilities	$220	$140
Senior Notes	1,600	1,600
Guarantee of termination value of Powerton/Joliet operating leases	1,433	1,452
Coal and Capex Facility	178	182
Other	31	30

Total Recourse Debt to EME	$3,462	$3,404

Adjusted Shareholder's Equity(2)	$2,049	$2,066

Recourse Capital(3)	$5,511	$5,470

Recourse Debt to Recourse Capital Ratio	62.8%	62.2%

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

        During the three months ended March 31, 2003, the recourse debt to recourse capital ratio was slightly higher due to:

  •
  $80 million drawdown on corporate line of credit to cover seasonal working capital needs as well as cash collateral for hedging; and

  •
  reduction in adjusted shareholder's equity as a result of $17 million net loss for the three months ended March 31, 2003.

Subsidiary Financing Plans

        The estimated capital and construction expenditures of EME's subsidiaries for the final three quarters of 2003 total $56 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations, except with respect to the Homer City project. Under the Homer City sale-leaseback agreements, EME has committed to provide funds for capital expenditures needed to complete the Homer City environmental improvement project. EME expects to contribute $17 million in 2003 to fund the completion of this project, of which $7 million was contributed during the first quarter of 2003.

Edison Mission Midwest Holdings

        EME's wholly owned subsidiary, Edison Mission Midwest Holdings, had long-term debt with the following maturities at March 31, 2003:

Amount	Due Date
(in millions)
$911	December 2003
808	December 2004

$1,719

        In addition, Edison Mission Midwest Holdings has a $150 million working capital facility (unused at March 31, 2003) which is scheduled to expire in December 2004. At March 31, 2003, Edison Mission Midwest Holdings had cash and cash equivalents of $260 million, as well as $78 million deposited into a restricted cash account. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003. Edison Mission Midwest Holdings plans to extend or refinance the $911 million debt obligation prior to its expiration in December 2003. Completion of this extension or refinancing is subject to a number of uncertainties, including the ability of the Illinois Plants to generate funds during the remainder of 2003 and the availability of new credit from financial institutions on acceptable terms in light of industry conditions. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Sunrise Project Financing

        EME owns a 50% interest in Sunrise Power Company, which owns a natural gas-fired facility currently under construction in Kern County, California, which EME refers to as the Sunrise project. The Sunrise project consists of two phases. Phase 1, a simple-cycle gas-fired facility (320 MW), was completed on June 27, 2001. Phase 2, conversion to a combined-cycle gas-fired facility (bringing the capacity to a total of 560 MW), is currently scheduled to be completed in July 2003. Sunrise Power Company entered into a long-term power purchase agreement with the California Department of Water Resources on June 25, 2001. The agreement was amended on December 31, 2002 as part of the settlement of several matters between Sunrise Power Company and the State of California. The construction of the Sunrise project has been funded with equity contributions by its partners, including

EME. Sunrise Power Company has engaged a financial advisor to assist with obtaining project financing. Completion of project financing is subject to a number of uncertainties, including market uncertainties and obtaining final environmental permits. EME believes that project financing will be obtained in 2003, although no assurance can be provided in this regard. If project financing is completed by mid-2003, EME estimates a distribution of approximately $140 million to $150 million from the proceeds of such financing.

Intercompany Tax-Allocation Payments

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International. These arrangements depend on Edison International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of EME and at least 80% of the value of such stock. The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, Mission Energy Holding Company, EME and other Edison International subsidiaries. The agreements to which EME is a party may be terminated by the immediate parent company at any time, by notice given before the first day of the first year with respect to which the termination is to be effective. However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice. EME has historically received tax-allocation payments related to domestic net operating losses incurred by EME. The right of EME to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's tax losses in the consolidated income tax returns for Edison International and its subsidiaries. During the first quarter of 2003, EME received $13 million in tax-allocation payments from Edison International. In the future, based on the application of the factors cited above, EME may be obligated during periods it generates taxable income to make payments under the tax-allocation agreements.

Contractual Obligations

Chicago In-City Obligation

        In April 2003, Midwest Generation and Commonwealth Edison amended their February 2003 settlement agreement which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. In accordance with the amendment, Midwest Generation paid Commonwealth Edison $9.8 million in exchange for the termination of nine annual installment payments of $1.5 million beginning in 2004 and for the termination of the security interest of Commonwealth Edison in 125,000 barrels of oil at the Collins Station.

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

Commodity Price Risk

        EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances for each EME regional business unit. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EME performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, in the case of the Homer City facilities, to the PJM and/or the New York Independent System Operator (NYISO) as well as utilities and power marketers. As discussed further below, beginning in 2003, EME is selling a significant portion of the power generated from its Illinois Plants into wholesale energy markets. In order to provide more predictable earnings and cash flow, EME may hedge a portion of the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts. When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Americas

Illinois Plants

        Electric power generated at the Illinois Plants is sold under three power purchase agreements between EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, under which Exelon Generation purchases capacity and has the right to purchase energy generated by the Illinois Plants. The agreements, which began on December 15, 1999 and expire in December 2004, provide for capacity and energy payments. Exelon Generation is obligated to make a capacity payment for the plants under contract and an energy payment for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the revenue for fixed charges, and the energy payments compensate the Illinois Plants for variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by a specified date, has the option to terminate each agreement with respect to all or a portion of the units subject to it, as described below. As a result of notices given in 2002, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW remain subject to power purchase agreements with Exelon Generation in 2003.

        Under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the 1,265 MW of option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of committed units having 1,696 MW of capacity for both 2003 and 2004.

        Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the 1,084 MW from the Collins Station, and 694 MW from the peaking units, that were retained for 2003.

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, to be negotiated with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, EME will be subject to market risks related to the price of energy and capacity described above. EME expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (with the possibility of minimal revenues due to the current oversupply conditions in this marketplace). EME further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation). "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parental guarantees, letters of credit and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first three months of 2003:

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$37.06	$19.36	$30.97	$38.59	$29.91	$32.18
February	51.71	27.53	43.33	55.18	38.59	45.96
March	47.96	24.57	39.68	51.68	42.48	42.64

Quarterly Average	$45.58	$23.82	$37.99	$48.48	$36.99	$40.26

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy" at March 31, 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*			Into Cinergy*
Forward Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
2003
April	$36.00	$18.00	$30.00	$40.25	$20.00	$33.50
May	33.81	18.75	25.55	38.21	21.25	28.91
June	35.50	19.25	26.83	40.38	21.50	30.31
July	45.18	20.25	32.04	50.50	23.25	36.14
August	44.18	20.25	31.06	49.50	23.25	35.10
September	31.43	17.00	23.73	35.75	19.25	26.95
October	28.50	16.25	22.31	34.00	18.25	26.04
November	29.50	17.25	22.42	35.00	19.25	25.90
December	30.50	18.25	24.05	36.00	20.25	27.70
2004 Calendar "strip"(2)	34.43	18.71	26.06	36.99	20.50	28.21

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding NERC holidays. All other hours of the week are referred to as off-peak.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales "Into ComEd" and "Into Cinergy."

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's credit capacity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity decreased significantly during 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. See "—Credit Risk," below.

        In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Midwest Generation suspended operations of Will County Units 1 and 2 and Collins Station Units 4 and 5 at the end of 2002 pending improvement in market conditions. If market conditions were to be depressed for an extended period of time, Midwest Generation would need to consider decommissioning these units, which would result in a charge against income.

        In addition to the price risks described previously, there are risks with respect to the availability and cost of transmission required to market the power produced by the units not under contract with Exelon Generation. Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission. Recently, however, Commonwealth Edison and PJM issued a joint press release announcing the integration of Commonwealth Edison into PJM, beginning June 1, 2003, with a goal of being "fully integrated" by October 2003. In response to this announcement, EME and a number of other affected parties have filed with the Commission contesting the integration of Commonwealth Edison into PJM on a so-called "islanded" basis. See "—Regulatory Matters." EME is unable to predict the manner in which the Commission will react or, if such integration is permitted, the effect of any final integration configuration on the markets into which Midwest Generation sells its power.

        Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission. Although the Federal Energy Regulatory Commission and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

Homer City Facilities

        Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or the NYISO. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets. The Homer City facilities can also transmit power to the Midwestern United States.

        The following table depicts the average market prices per megawatt-hour in PJM during the first quarters of 2003 and 2002:

	24-Hour PJM Historical Energy Prices*
	2003	2002
January	$36.56	$20.52
February	46.13	20.62
March	46.85	24.27

Quarterly Average	$43.18	$21.80

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first three months of 2003 were significantly higher than the average historical market prices during the first three months of 2002. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

        Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME may enter into forward contracts with counterparties for forecasted generation in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for delivery to a collection of delivery points known as PJM West Hub, which EME's price risk management activities use to enter into forward contracts. EME's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the Homer City busbar, plus or minus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the PJM West Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of reducing prices at those delivery points affected by transmission congestion and raising prices at points which are free of the congestion. During the past 12 months, an increase in transmission congestion between the Homer City facilities and delivery points east has resulted in prices at the Homer City facilities being lower than those at PJM West Hub, which is east of the Homer City facilities. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months between the Homer City facilities and points east has resulted in prices at PJM West Hub being on average 11% higher than those at the Homer City busbar.

        By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk", which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME has participated in purchasing firm transmission rights in PJM, and may continue to do so in the future. A firm transmission right provides the holder with a financial instrument to receive actual spot prices at one point of delivery and pay spot prices at another point of delivery. Accordingly, EME's price risk management activities include using firm transmission rights alone or in combination with forward contracts to manage changes in prices within the PJM market.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2003:

24-Hour PJM West Forward Energy Prices*
2003
April	$42.67
May	41.43
June	44.10
July	53.24
August	49.55
September	39.43
October	36.28
November	34.86
December	36.60
2004 Calendar "strip"(1)	34.97

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West are generally higher than the prices at the Homer City busbar.

        The ability of EME's subsidiary, EME Homer City, to make payments under the long-term lease entered into as part of the sale-leaseback transaction discussed under "—Off-Balance Sheet Transactions—Sale-Leaseback Transactions," included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002, depends on revenues generated by the Homer City facilities, which depend in part on the market conditions for the sale of capacity and energy. These market conditions are beyond EME's control.

Europe

United Kingdom

        The First Hydro plant sells electrical energy and capacity through bilateral contracts of varying terms in the England and Wales wholesale electricity market.

        The electricity trading arrangements introduced in March 2001 provide, among other things, for the establishment of a range of voluntary short-term power exchanges and brokered markets operating from a year or more in advance to 1 hour prior to the delivery or receipt of power. In the final hour after the notification of all contracts, the system operator can accept bids and offers in the Balancing Mechanism to balance generation and demand and resolve any transmission constraints. There is a mandatory settlement process for recovering imbalances between contracted and metered volumes with strong incentives for being in balance, and a Balancing and Settlement Code Panel to oversee governance of the Balancing Mechanism. The system operator can also purchase system reserve and response services to maintain the quality of the electrical supply directly from generators (generally referred to as "ancillary services"). Ancillary services contracts typically run for up to a year and can consist of both fixed amounts and variable amounts represented by prices for services that are only paid for when actually called upon by the grid operator. A key feature of the trading arrangements is the requirement for firm physical delivery, which means that a generator must deliver, and a consumer must take delivery of, its net contracted positions or pay for any energy imbalance at the imbalance prices calculated by the system operator based on the prices of bids and offers accepted in the Balancing Mechanism. This provides an incentive for parties to contract in advance and for the development of forwards and futures markets. Under these arrangements, there has been an increased demand for credit support, including parent company guarantees or letters of credit.

        The wholesale price of electricity has decreased significantly in recent years. The reduction has been driven principally by surplus generating capacity and increased competition. In addition, First Hydro was adversely affected in the second half of 2001 by a fall in the differential of the peak day time energy price compared to the cost of purchasing power at night time to pump water back to the top reservoir. This too was a reflection both of excess generating capacity on the system as a whole. During 2002 and the first quarter of 2003, there was further downward pressure on wholesale prices but some recovery in the peak/off peak differentials during the winter period.

        Despite the difficult market conditions, First Hydro has continued to meet the interest coverage ratios specified in its bond financing documents, and to meet its half yearly interest payments without recourse to the project's debt service reserve. EME believes that if market and trading conditions experienced in 2002 are sustained, First Hydro will continue to be compliant with the requirements of its bond financing documents. This compliance is, however, subject to market conditions for electric energy and ancillary services, which are beyond EME's control.

Asia Pacific

Australia

        The Loy Yang B plant and the Valley Power Peaker project sell electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a system marginal price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, the Loy Yang B plant and the Valley Power Peaker project have entered into a number of financial hedges. The State Hedge agreement with the State Electricity Commission of Victoria is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State Government of Victoria, Australia guarantees the State Electricity Commission of Victoria's obligations under the State Hedge. From January 2003 to July 2014, approximately 77% of the Loy Yang B plant output sold is hedged under the State Hedge. From August 2014 to October 2016, approximately 56% of the Loy Yang B plant output sold is hedged under the State Hedge. Additionally, the Loy Yang B plant and the Valley Power Peaker project have entered into a number of derivative contracts to mitigate further against price volatility inherent in the electricity pool. These contracts consist of fixed forward electricity contracts and/or cap contracts that expire on various dates through December 31, 2006.

New Zealand

        Contact Energy generates about a quarter of New Zealand's electricity and is the largest retailer of natural gas and electricity in New Zealand. A substantial portion of Contact Energy's generation output is matched with the demand of its retail electricity customers or sold through forward contracts with other wholesale electricity counterparties. The forward contracts and/or option contracts have varying terms that expire on various dates through June 30, 2010, although the majority of the forward contracts are short term (less than two years).

        The New Zealand Government released a Government Policy Statement in December 2001, which called for the industry to rationalize the three existing industry codes, form a single governance structure and address transmission investment and pricing issues.

        During 2001, an amendment to the Electricity Act of 1992 was passed that laid out the form that regulation would take if the industry does not heed the government's call. A draft single governance code was presented to the New Zealand Commerce Commission for approval early in 2002. In October 2002, the Commerce Commission approved the new arrangements in the form of a rulebook for the self-governance of the electricity sector, with some conditions attached. The market participants are currently voting to determine whether the rulebook will be adopted. It is currently anticipated that the vote will not succeed and that a government-imposed body will be formed. The New Zealand Government is therefore currently progressing with plans for a Crown Electricity Governance Board, which is likely to be substantially based on the single rulebook created following the earlier Government Policy Statement. Under this model, the Governance Board will be responsible for acting on government policy and will implement measures approved by regulation.

        While these arrangements have been progressing, several events in the months leading to the winter of 2003 in New Zealand have raised concerns about the security of supply in the country. Wholesale electricity prices have risen in response to dry hydro conditions, higher-than-expected demand, and anticipated restrictions on the availability of thermal fuel. Further, there are concerns that new investment in generation has not been forthcoming with the risk that similar shortages may arise in subsequent years. In March 2003, the Government responded to these conditions by suggesting that significant changes may be required to the electricity market to avoid the risk of insufficient supply in the future. In early May 2003, the Government issued a statement suggesting that the market would be retained, but that a mechanism would be introduced to operate alongside the market to ensure that there is sufficient standby generation to meet potential shortages in the future. Fuller details of this mechanism are expected to be announced towards the end of May 2003 or in June 2003.

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

S&P Credit Rating	March 31, 2003
(in millions)
A or higher	$31
A-	10
BBB+	67
BBB	56
BBB-	1

Total	$165

        Exelon Generation accounted for 19% and 30% of EME's consolidated operating revenues for the first quarters of 2003 and 2002, respectively. The percentage is less in 2003 because a smaller number of plants are subject to contracts with Exelon Generation. See "Market Risk Exposures—Americas—Illinois Plants." Any failure of Exelon Generation to make payments to Midwest Generation under the power purchase agreements could result in a shortfall of cash available for Midwest Generation to meet its obligations. A default by Midwest Generation in meeting its obligations could in turn have a material adverse effect on EME.

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

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects and the lease costs under the Collins Station lease. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $9 million and $10 million of additional interest expense for the three months ended March 31, 2003 and 2002, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

        EME had short-term obligations of $127 million at March 31, 2003, consisting of borrowings under EME's corporate credit facility and promissory notes related to Contact Energy. The fair values of these obligations approximated their carrying values at March 31, 2003, and would not have been materially affected by changes in market interest rates. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's total long-term obligations (including current portion) was $5.6 billion at March 31, 2003, compared to the carrying value of $6.3 billion.

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

        During the first three months of 2003, foreign currencies in Australia and New Zealand increased in value compared to the U.S. dollar by 7% and 5%, respectively (determined by the change in the exchange rates from December 31, 2002 to March 31, 2003). The increase in value of these currencies was the primary reason for the foreign currency translation gain of $21 million during the first three months of 2003.

        Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian and U.S. dollars with varying maturities through April 2004. At March 31, 2003, the outstanding notional amount of the contracts totaled $16 million and the fair value of the contracts totaled $(120,000).

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

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	March 31, 2003	December 31, 2002
	(Unaudited)
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(51)	$(48)
Interest rate options	(2)	(2)
Commodity price:
Electricity	(129)	(100)
Cross currency interest rate swaps	(15)	(2)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities (as of March 31, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$(46)	$(46)	$—	$—	$—
Prices based on models and other valuation methods	(83)	8	(2)	(12)	(77)

Total	$(129)	$(38)	$(2)	$(12)	$(77)

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

Energy Trading Derivative Financial Instruments

        EME's risk management and trading operations are conducted by its subsidiary, Edison Mission Marketing & Trading. As a result of a number of industry and credit related factors, Edison Mission Marketing & Trading has minimized its price risk management activities and its trading activities with third parties not related to EME's power plants or investments in energy projects. To the extent Edison Mission Marketing & Trading engages in trading activities, Edison Mission Marketing & Trading seeks to manage price risk and to create stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets. EME generally balances forward sales and purchase contracts and manages its exposure through a value at risk analysis as described under "—Commodity Price Risk."

        The fair value of the commodity financial instruments related to energy trading activities as of March 31, 2003 and December 31, 2002, are set forth below (in millions):

	March 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)
Electricity	$143	$45	$109	$15
Other	(1)	1	—	2

Total	$142	$46	$109	$17

        The change in the fair value of trading contracts for the quarter ended March 31, 2003, was as follows (in millions):

Fair value of trading contracts at December 31, 2002	$92
Net gains from energy trading activities	15
Amount realized from energy trading activities	(11)

Fair value of trading contracts at March 31, 2003 (unaudited)	$96

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of March 31, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(Unaudited)
Prices actively quoted	$3	$3	$—	$—	$—
Prices based on models and other valuation methods	93	(3)	4	3	89

Total	$96	$—	$4	$3	$89

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Regulatory Matters" on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2002 and the notes to the Consolidated Financial Statements set forth therein. There have been no significant developments with regard to regulatory matters that affect disclosures presented in the annual report, except as follows:

        Currently, power produced by the Illinois Plants not under contract with Exelon Generation is sold using transmission which must be obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission. In 2002, Commonwealth Edison applied to the Commission for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market. Approval of this application was granted by the Commission on April 1, 2003. Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response to this announcement, EME and other affected parties have filed with the Federal Energy Regulatory Commission for clarification or rehearing of its April 1, 2003 order, and essentially contesting the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis. Given the stated intentions of Commonwealth Edison and PJM to proceed with integration beginning June 1, 2003, EME has requested expedited treatment of its request for clarification or rehearing. See also, "Market Risk Exposures—Commodity Price Risk—Americas—Illinois Plants."

Off-Balance Sheet Transactions

        For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 80 of EME's annual report on Form 10-K for the year ended December 31, 2002.

Environmental Matters and Regulations

        For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" on page 100 of EME's annual report on Form 10-K for the year ended December 31, 2002 and the notes to the Consolidated Financial Statements set forth therein. There have been no significant developments with regard to environmental matters that affect disclosures presented in the annual report.

Critical Accounting Policies and Estimates

        For a discussion of EME's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 51 of EME's annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, EME adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, EME recorded $9 million, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Statement of Financial Accounting Standards No. 146

        Effective January 1, 2003, EME adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME's financial statements. See "—Commitments and Contingencies—Guarantees and Indemnities."

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

        Under FIN 46, an enterprise that will (1) absorb a majority of a variable interest entity's expected losses (if they occur), (2) receive a majority of a variable interest entity's expected residual returns (if they occur), or (3) both of the above, must consolidate the variable interest entity. The enterprise that consolidates the variable interest entity is called the primary beneficiary. EME believes it is reasonably possible that one or more of its investments in unconsolidated affiliates will be a variable interest entity. Accordingly, EME is in the process of making this determination, and for investments in unconsolidated affiliates which are variable interest entities, a further determination will be made if EME is the primary beneficiary.

        EME has concluded that it is the primary beneficiary of Brooklyn Navy Yard Cogeneration Partners L.P. since it is at risk with respect to a majority of its losses and is entitled to receive a majority of its residual returns. Accordingly, EME will consolidate Brooklyn Navy Yard Cogeneration Partners L.P. effective July 1, 2003. In accordance with the transition provisions of FIN 46, the consolidation of Brooklyn Navy Yard Cogeneration Partners L.P. will be based on the historical cost of the assets, liabilities and non-controlling interest which would have been carried by EME effective when EME became the primary beneficiary. This means that EME will consolidate the assets and liabilities of Brooklyn Navy Yard Cogeneration Partners L.P. using the June 30, 2003 balance sheet and eliminate intercompany balances. EME expects the consolidation of this entity to increase total assets by approximately $364 million and total liabilities by approximately $435 million. Furthermore, EME expects to record a loss of approximately $71 million as a cumulative change of accounting as a result of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of equity contributions recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 83 of EME's annual report on Form 10-K for the year ended December 31, 2002. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

        Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC), EME must maintain disclosure controls and procedures. The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to EME, controls and other procedures that are designed to ensure that information required to be disclosed by EME in reports filed with the SEC is recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by EME in its SEC reports is accumulated and communicated to EME's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The SEC's regulations also require EME to carry out evaluations, under the supervision and with the participation of EME's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of EME's disclosure controls and procedures. These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this quarterly report on Form 10-Q.

        The Chief Executive Officer and the Chief Financial Officer of EME have evaluated the effectiveness of the design and operation of EME's disclosure controls and procedures as of May 8, 2003. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by EME in its reports filed with the SEC was (1) accumulated and communicated to EME's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

        The Chief Executive Officer and the Chief Financial Officer of EME also have concluded that there were no significant changes in EME's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
10.1	Terms of 2003 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9936).
99.1	Homer City Facilities Funds Flow From Operations for the twelve months ended March 31, 2003.
99.2	Illinois Plants Funds Flow From Operations for the twelve months ended March 31, 2003.
99.3	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

        The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003.

Date of Report	Date Filed	Item Reported
December 20, 2002	January 8, 2003	5
January 17, 2003	February 25, 2003	5

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President, Chief Financial Officer and Treasurer
Date:	May 14, 2003

CERTIFICATION

I, Thomas R. McDaniel, certify that:

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

Date: May 14, 2003	/s/ Thomas R. McDaniel Thomas R. McDaniel President and Chief Executive Officer

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

Date: May 14, 2003	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (Dollars in millions)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION