Form 10-K/A
period 2002-12-31
EDISON MISSION ENERGY
filed 2003-08-18
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-24890

Edison Mission Energy
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4031807 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(949) 752-5588 (Registrant's telephone number, including area code)
Securities registered pursuant to Secion 12(b) of the Act:
9-7/8% Cumulative Monthly Income Preferred Securities, Series A* (Title of Class)	New York Stock Exchange (Name of each exchange on which registered)
8-1/2% Cumulative Monthly Income Preferred Securities, Series B* (Title of Class)	New York Stock Exchange (Name of each exchange on which registered)
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

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2002 is being filed to include revised financial statements of Four Star Oil & Gas Company and ISAB Energy S.r.l., equity affiliates of Edison Mission Energy, included in Part IV, Item 15 of Edison Mission Energy's annual report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 28, 2003 and Edison Mission Energy's annual report on Form 10-K/A Amendment No. 1 filed on June 30, 2003, respectively.

        The financial statements with respect to Four Star Oil & Gas Company are being filed solely for the purpose of revising the "Future production and development costs," which are included in the standardized measure information in Note 11 to the financial statements.

        The financial statements with respect to ISAB Energy S.r.l. are being filed for the purpose of revising the reconciliation of net income (loss) and net equity (deficit) for each of the three years ended December 31, 2002 included in Note 9 "Reconciliation to Generally Accepted Accounting Principles in the United States" to the financial statements, which provides for a reconciliation of net income (loss) and net equity (deficit) from Italian generally accepted accounting principles to United States generally accepted accounting principles. The revision in the reconciliation is the result of a clerical error in the computation of the net deferred tax asset at the end of each year for the three years ended December 31, 2002.

        This Amendment No 2 does not update any other disclosures to reflect developments since the original date of filing.

        The aforementioned revisions to the financial statements of Four Star Oil & Gas Company and ISAB Energy S.r.l. had no impact on Edison Mission Energy's consolidated financial statements included in Part II, Item 8 of Edison Mission Energy's annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. Unaffected items, including Edison Mission Energy's consolidated financial statements, have not been repeated in this Amendment No 2.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (2) List of Financial Statement Schedules

        The following items are filed as a part of this report pursuant to Item 14(d) of Form 10-K:

Page
Investment in Unconsolidated Affiliates Financial Statements:
Four Star Oil & Gas Company Consolidated Financial Statements as of December 31, 2002, 2001 and 2000	4
ISAB Energy S.r.l. Financial Statements as of December 31, 2002, 2001 and 2000	19
  (d)
  Financial Statement Schedules

        The financial statements referred to in (a)(2) above represent the entities that are Investments in Unconsolidated Affiliates, which were 50% or less owned by Edison Mission Energy and met the requirements of Rule 3-09 of Regulation S-X. The statements with respect to ISAB Energy S.r.l. are prepared in accordance with generally accepted accounting principles in Italy which differ from generally accepted accounting principles in the United States. See Note 9 to the financial statements on page 64.

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

11.    Supplemental Information on Oil and Gas Producing Activities (Unaudited)—Revised

        The following unaudited information has been revised to correct the "Future production and development costs" included in Table VI-Standardized measure of discounted future cash flows related to proved oil and gas reserves. The correction results in a change from the previously reported value of $97 million, to the revised value of $743 million. The revision also impacts the "Net changes in prices, development and production costs" included in Table VII-Changes in standardized measure of discounted future net cash flows from proved reserves.

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

	2002	2001
	(millions of dollars)
Future cash inflows from production	$2,088	$1,454
Future production and development costs	(743)	(655)
Future income taxes	(463)	(273)

Undiscounted future net cash flows	882	526
Ten percent midyear annual discount for timing of
estimated cash flows	(332)	(190)

Standardized measure of discounted future net cash flows	$550	$336

Table VII—Changes in the standardized measure of discounted future net cash flows from proved reserves

	2002	2001
	(millions of dollars)
Present value at January 1	$336	$1,679

Sales and transfers of oil and gas produced, net of production costs	(130)	(256)
Development costs incurred	13	42
Purchases of reserves	20	—
Extensions, discoveries and improved recovery, less related costs	4	9
Revisions of previous quantity estimates	45	27
Net changes in prices, development and production costs	344	(2,147)
Accretion of discount	45	257
Net change in income tax	(127)	725

Net change for the year	214	(1,343)

Present value at December 31	$550	$336

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

To the Shareholders' of
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

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isab Energy S.r.l. at December 31, 2002 and 2001, and the results of its operations for each of the three years in the period December 31, 2002, in conformity with accounting principles generally accepted in Italy.

        Accounting principles generally accepted in Italy vary in certain significant respects from accounting principles generally accepted the United States of America. The application of the latter, after the restatement referred to in Note 9, would have affected the determination of net income (loss) and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2002, to the extent summarized in Note 9.

Reconta Ernst & Young S.p.A.

Genoa, Italy
May 5, 2003, except for Note 9,
as to which the date is August 5, 2003

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

5.     Project financing

        Supplied below is a general outline of the guarantees and relations arising from the Project financing operation which was concluded in 1996 with the signing of the Contract of Project Credit, which was subjected to its last change on September 15th, 2000 as a conclusion to the re-financing operation:

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

        The net income (loss) and net equity (deficit) for each of the three years ended December 31, 2002, have been restated to include the effects of a clerical error in the computation of the net deferred tax asset at the end of each year, respectively. The effect on net income (loss) was additional expense of Euro 1,662, Euro 2,216 and Euro 1,945 for the years ended December 31, 2000, 2001 and 2002, respectively, and to decrease equity Euro 991, Euro 3,206 and Euro 5,151 as of December 31 2000, 2001 and 2002, respectively.

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

(d)
Derivatives—The only derivative products in use by Isab are interest rate swaps, which are used to lock-in a targeted level of interest rates on the Company's long-term debt. For Italian GAAP purposes, the changes in the fair value of the hedges are not recognized. For US GAAP purposes, it is necessary to designate derivative financial instruments at the time of their inception in order to qualify for hedge accounting. The Company has certain derivatives that have qualified for hedge accounting treatment. The change in the fair values of these hedges is included in Shareholders' Equity. However, one tranche of the debt is covered by an interest rate swap that does not qualify for hedge accounting, therefore the change in the fair value of the derivative has been recognized in earnings. The liability recognized on the balance sheet at December 31, 2002 for this derivative was Euro 5,982 thousand (Euro 6,859 thousand as at December 31, 2001).

(e)
Settlement agreement—A claim was pending between Isab and the plant construction consortium for costs related to delayed start up of the plant and additional construction costs related to change orders.

  On February 17, 2003, the syndicate banks gave their consent to the settlement agreement reached with the consortium, the agreement was signed on December 30, 2002. By way of indemnity and considerations for the reached agreements, the Consortium agreed to pay a total amount of Euro 21,030 thousand, a portion of which (Euro 15,000 thousand) was to be in cash within February 2003 and an additional Euro 6,030 thousand in waived royalty payments.

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

        The following table summarizes the significant adjustments to the net loss and shareholders' equity which would be required if US GAAP had been applied instead of Italian accounting principles.

		NET EQUITY (DEFICIT)			NET INCOME (LOSS)
		2002	2001	2000	2002	2001	2000
		Restated	Restated	Restated	Restated	Restated	Restated
	Amounts as per Italian GAAP	144,083	70,657	13,698	106,959	56,959	(11,517)
a	Levelisation of Incentive Component	(130,553)	(76,060)	(30,201)	(54,493)	(45,859)	(30,202)
b	Capitalization refinancing costs	5,047	5,468	5,889	(421)	(421)	5,889
c	Reversal cyclical maintenance fund	9,716	3,304	1,373	6,412	1,931	1,373
d	Derivatives	(12,078)	(14,097)	—	877	(6,859)	—
e	Settlement agreement	(21,030)	—	—	(21,030)	—	—
f	Accounting for start up costs	710	(3,436)	(7,582)	4,146	4,146	2,867
g	Recognition of insurance reimbursements	(895)	(3,977)	—	3,082	(3,977)	—
h	Accounting for income taxes	56,162	30,446	11,110	25,765	18,479	9,385

	Amounts in accordance with US GAAP	51,162	12,305	(5,713)	71,297	24,399	(22,205)

        Shareholders' equity consisted of the following:

	Capital stock	Additional paid in capital	Retained earnings	Total
			Restated	Restated
Balance as of December 31, 1999	5,165	—	(12,975)	(7,810)
Paid in capital	—	24,302	—	24,302
2000 result	—	—	(22,205)	(22,205)

Balance as of December 31, 2000	5,165	24,302	(35,180)	(5,713)
2001 result	—	—	24,399	24,399
Fair value of hedging derivatives	—	—	(6,381)	(6,381)

Balance as of December 31, 2001	5,165	24,302	(17,162)	12,305
Dividends payable as a note	—	—	(8,533)	(8,533)
Dividends	—	—	(25,000)	(25,000)
Fair value of hedging derivatives	—	—	1,093	1,093
2002 result	—	—	71,297	71,297

Balance December 31, 2002	5,165	24,302	21,695	51,162

        The coverage of losses under Italian GAAP utilizing paid-in capital has been reclassified under "Additional paid-in capital," for the purpose of US GAAP.

        Furthermore, the reimbursement of paid in capital (Euro 8,533 thousand), classified in the Italian accounts as increase of subordinated debt from Shareholders is classified in the above table as dividends.

        Italian law requires that 5% of a company's net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve, amounting to Euro 1,033 thousand at December 31, 2002, is not available for distribution.

        The Company has capitalized certain start-up and expansion costs under Italian GAAP. According to the Italian Law dividends can be distributed only if the equity reserves are higher than the unamortized amount of such capitalized costs that, at December 31, 2002, amounted to Euro 12,017 thousand.

        Dividends amounting to Euro 25,000 thousand were authorized by the Shareholders to be distributed; however, as above mentioned, the banks have blocked all subordinated payments, including dividends, until the Project Financing covenants are met or reviewed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (Registrant)
By:	/s/ KEVIN M. SMITH Kevin M. Smith Senior Vice President, Chief Financial Officer and Treasurer
Date:	August 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ THOMAS R. MCDANIEL Thomas R. McDaniel	President and Chief Executive Officer	August 15, 2003
Controller or Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller	August 15, 2003
Majority of Board of Directors:
/s/ THOMAS R. MCDANIEL Thomas R. McDaniel	Director, Chairman of the Board	August 15, 2003
/s/ BRYANT C. DANNER Bryant C. Danner	Director	August 15, 2003
/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	August 15, 2003

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