Form 10-Q
period 2003-09-30
EDISON MISSION ENERGY
filed 2003-11-14
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Number of shares outstanding of the registrant's Common Stock as of November 14, 2003: 100 shares (all shares held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
	PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	72
Item 4.	Controls and Procedures	72
	PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	73
	Signatures	74

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Electric revenues	$991,356	$940,376	$2,358,213	$2,107,353
Net gains from price risk management and energy trading	11,232	4,676	22,194	29,283
Operation and maintenance services	11,071	9,316	32,025	27,097

Total operating revenues	1,013,659	954,368	2,412,432	2,163,733

Operating Expenses
Fuel	317,190	295,706	837,205	729,829
Plant operations and transmission costs	224,238	169,355	674,522	561,300
Plant operating leases	51,199	50,350	154,276	153,645
Operation and maintenance services	7,433	6,235	21,182	19,250
Depreciation and amortization	68,969	63,412	212,824	181,557
Asset impairment and other charges	—	85,924	251,240	85,924
Administrative and general	41,360	31,764	121,608	120,165

Total operating expenses	710,389	702,746	2,272,857	1,851,670

Operating income	303,270	251,622	139,575	312,063

Other Income (Expense)
Equity in income from unconsolidated affiliates	156,994	119,664	288,471	228,484
Interest and other income (expense)	1,712	(657)	8,142	10,011
Interest expense	(129,582)	(112,367)	(365,222)	(339,285)
Dividends on preferred securities (Note 14)	—	(5,324)	(11,318)	(15,762)

Total other income (expense)	29,124	1,316	(79,927)	(116,552)

Income from continuing operations before income taxes and minority interest	332,394	252,938	59,648	195,511
Provision for income taxes	114,619	88,961	718	62,741
Minority interest	(17,347)	(7,550)	(31,249)	(23,655)

Income From Continuing Operations	200,428	156,427	27,681	109,115
Income (loss) from operations of discontinued foreign subsidiaries, net of tax (Note 7)	(245)	6,341	(2,487)	21,048

Income Before Accounting Change	200,183	162,768	25,194	130,163
Cumulative effect of change in accounting, net of tax (Notes 4 and 14)	—	—	(8,571)	(13,986)

Net Income	$200,183	$162,768	$16,623	$116,177

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$200,183	$162,768	$16,623	$116,177
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense of $260 and $20 for the three months and $1,564 and $2,131 for the nine months ended September 30, 2003 and 2002, respectively	6,107	(8,366)	69,525	70,889
Minimum pension liability adjustment	(61)	—	(347)	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $5,562 for the nine months ended September 30, 2002	—	—	—	6,357
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $21,498 and $(16,087) for the three months and $24,431 and $(1,158) for the nine months ended September 30, 2003 and 2002, respectively	51,766	(67,482)	73,578	(52,401)
Reclassification adjustments included in net income (loss), net of income tax benefit of $1,963 and $1,048 for the three months and $5,447 and $87 for the nine months ended September 30, 2003 and 2002, respectively	1,145	2,201	(4,799)	5,495

Other comprehensive income (expense)	58,957	(73,647)	137,957	30,340

Comprehensive Income	$259,140	$89,121	$154,580	$146,517

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$815,538	$647,164
Accounts receivable—trade, net of allowance of $5,667 and $13,113 in 2003 and 2002, respectively	371,564	296,193
Accounts receivable—affiliates	31,651	39,456
Assets under price risk management and energy trading	90,114	33,742
Inventory	160,822	176,437
Prepaid expenses and other	120,004	169,262

Total current assets	1,589,693	1,362,254

Investments in Unconsolidated Affiliates	1,683,868	1,645,253

Property, Plant and Equipment	8,174,872	7,649,791
Less accumulated depreciation and amortization	1,130,638	888,060

Net property, plant and equipment	7,044,234	6,761,731

Other Assets
Goodwill	787,380	659,837
Deferred financing costs	48,380	55,553
Long-term assets under price risk management and energy trading	118,673	112,571
Restricted cash	239,513	262,125
Rent payments in excess of levelized rent expense under plant operating leases	213,726	117,413
Other long-term assets	150,415	105,312

Total other assets	1,558,087	1,312,811

Assets of Discontinued Operations	2,566	10,273

Total Assets	$11,878,448	$11,092,322

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$—	$12,244
Accounts payable and accrued liabilities	446,712	456,518
Liabilities under price risk management and energy trading	124,354	44,538
Interest payable	96,031	91,789
Short-term obligations	—	77,551
Current maturities of long-term obligations	1,241,843	1,089,918

Total current liabilities	1,908,940	1,772,558

Long-Term Obligations Net of Current Maturities	5,131,793	4,872,012

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,335,580	1,180,523
Deferred revenue	531,088	454,438
Long-term incentive compensation	29,270	29,486
Long-term liabilities under price risk management and energy trading	112,415	162,484
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures (Notes 8 and 14)	150,000
Preferred securities subject to mandatory redemption (Notes 8 and 14)	147,550
Other	201,941	219,703

Total long-term deferred liabilities	2,507,844	2,046,634

Liabilities of Discontinued Operations	1,753	3,024

Total Liabilities	9,550,330	8,694,228

Minority Interest	478,720	423,844

Preferred Securities of Subsidiaries (Notes 8 and 14)
Company-obligated mandatorily redeemable security of partnership holding solely parent debentures		150,000
Subject to mandatory redemption		131,225

Total preferred securities of subsidiaries		281,225

Commitments and Contingencies (Note 9)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,634,856	2,632,886
Retained deficit	(775,324)	(791,770)
Accumulated other comprehensive loss	(74,264)	(212,221)

Total Shareholder's Equity	1,849,398	1,693,025

Total Liabilities and Shareholder's Equity	$11,878,448	$11,092,322

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Income from continuing operations, after accounting change, net	$19,110	$95,129
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(288,471)	(228,484)
Distributions from unconsolidated affiliates	315,217	261,689
Depreciation and amortization	212,824	181,557
Deferred taxes and tax credits	(41,102)	25,539
Asset impairment charges	251,240	85,924
Cumulative effect of change in accounting, net of tax	8,571	13,986
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(32,278)	166,852
Decrease in inventory	17,777	5,266
Decrease (increase) in prepaid expenses and other	53,546	(8,674)
Increase in rent payments in excess of levelized rent expense	(96,313)	(95,234)
Increase in accounts payable and accrued liabilities	31,027	55,658
Increase (decrease) in interest payable	858	(3,446)
Increase (decrease) in long-term incentive compensation	3,410	(757)
Decrease (increase) in net assets under risk management	19,021	(35,768)
Other operating, net	15,197	37,128

	489,634	556,365
Operating cash flows from discontinued operations	(653)	61,015

Net cash provided by operating activities	488,981	617,380

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	226,797	351,775
Payments on long-term debt agreements	(134,598)	(514,267)
Short-term financing and lease swap agreements, net	5,217	(28,983)
Cash dividends to minority shareholders	(10,353)	(13,013)
Financing costs	(2,531)	—

	84,532	(204,488)
Financing cash flows from discontinued operations	—	(13,598)

Net cash provided by (used in) financing activities	84,532	(218,086)

Cash Flows From Investing Activities
Investments in and loans to energy projects	(61,564)	(17,331)
Purchase of common stock of acquired companies	(274,813)	—
Purchase of power sales agreement	—	(80,084)
Capital expenditures	(104,700)	(516,058)
Proceeds from return of capital and loan repayments	13,553	87,855
Proceeds from sale of assets	—	43,986
Decrease in restricted cash	20,674	110,539
Investments in other assets	(9,924)	249,206

	(416,774)	(121,887)
Investing cash flows from discontinued operations	4,656	1,254

Net cash used in investing activities	(412,118)	(120,633)

Effect of exchange rate changes on cash	7,033	14,766

Net increase in cash and cash equivalents	168,428	293,427
Cash and cash equivalents at beginning of period	647,240	434,249

Cash and cash equivalents at end of period	815,668	727,676
Cash and cash equivalents classified as part of discontinued operations	(130)	(35,487)

Cash and cash equivalents of continuing operations	$815,538	$692,189

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Dollars in millions, Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including several of EME's subsidiaries. These developments included lower prices and greater volatility in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators have reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the United States Bankruptcy Code.

        On October 28, 2003, Standard & Poor's Ratings Service downgraded EME's senior unsecured credit rating to B from BB-. Standard & Poor's also lowered the credit ratings of EME's wholly owned indirect subsidiaries, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-) and Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's placed the ratings of all these entities on CreditWatch with negative implications. These ratings actions did not trigger any defaults under EME's credit facilities or those of the other affected entities.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($246 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808 million tranches thereof. Therefore, on October 29, 2003, $130 million from the cash flow recapture account was applied to the $911 million tranche, and $116 million to the $808 million tranche, thereby reducing Edison Mission Midwest Holdings' debt obligations to $781 million and $692 million, respectively. In the future, so long as Edison Mission Midwest Holdings' ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. The Edison Mission Midwest Holdings $781 million of debt maturing on December 11, 2003 will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. The remaining net proceeds from this financing will be used to repay indebtedness of a foreign subsidiary under the Coal and CapEx facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations, through its subsidiary, MEC International B.V. The commitment letter provides that collateral for this financing includes a pledge of:

  •
  65% of the stock of MEC International; and

  •
  notes receivable totaling approximately $286 million at September 30, 2003 held by Mission Energy Holdings International and EME UK International, LLC, a subsidiary of EME, from MEC International.

        In addition to the pledges of collateral, the commitment letter provides for guarantees of the loan by a number of EME domestic subsidiaries, including a guarantee by Edison Mission Finance Co., which will pledge its receivable from EME Homer City Generation L.P. under a revolving loan agreement (under which $499 million was outstanding at September 30, 2003) as security for such guarantee. The commitment letter also provides for:

  •
  restrictions on the incurrence of additional indebtedness by Mission Energy Holdings International and its subsidiaries, other than specified indebtedness, including certain indebtedness incurred in the ordinary course of business;

  •
  prohibition of liens on property of Mission Energy Holdings International, subject to specific exceptions;

  •
  restrictions on new investments by Mission Energy Holdings International other than, among other things, certain investments in the ordinary course of business; and

  •
  mandatory prepayments under specified conditions, including proceeds from the sales of assets as further described below.

        The commitment letter provides that Mission Energy Holdings International will covenant to prepay the indebtedness in an amount equal to the net after tax proceeds from any international asset sales when such proceeds exceed $50 million, from certain issuances of indebtedness and equity, and from specified domestic asset sales when such proceeds exceed $200 million. In certain circumstances, prepayment of indebtedness will be required in an amount equal to 100% of net after tax proceeds from the sale of certain of the domestic subsidiary guarantors of such indebtedness.

        In addition, the commitment letter provides for maintenance of a minimum twelve month interest coverage ratio beginning March 2004. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

        A failure to repay, extend or refinance the Edison Mission Midwest Holdings $781 million obligation is likely to result in a default under the Mission Energy Holding Company senior secured notes and term loan. These events could make it necessary for Mission Energy Holding Company or EME, or both, to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. EME's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Note 2. Acquisitions and Dispositions

Acquisitions

        On March 3, 2003, Contact Energy, EME's 51% owned subsidiary, completed a transaction with NGC Holdings Ltd. to acquire the Taranaki Combined Cycle power station and related interests. The Taranaki station is a 357 megawatts (MW) combined cycle, natural gas-fired plant located near Stratford, New Zealand. Consideration for the Taranaki station consisted of a cash payment of approximately $275 million, which was initially financed with bridge loan facilities. The bridge loan facilities were subsequently repaid with proceeds from the issuance of long-term U.S. dollar denominated notes.

Dispositions

        In October 2003, EME agreed to sell its 40% interest in a development project in Thailand to a third party. Completion of the sale, currently expected during the fourth quarter of 2003, is subject to closing conditions, including obtaining regulatory approval. Net proceeds from the sale are expected to be approximately $13 million payable in two installments, one in December 2003 and the other in June 2004.

        In July 2003, Gordonsville Energy Limited Partnership, in which EME owns a 50% interest, agreed to sell the Gordonsville cogeneration facility to Virginia Electric and Power Company. Completion of the sale, currently expected during the fourth quarter of 2003, is subject to closing conditions. Net proceeds from the sale, including distribution of a debt service reserve fund, are expected to be approximately $32 million. EME recorded an impairment charge of $6 million during the second quarter of 2003 related to the planned disposition of this investment.

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

Note 3. Asset Impairment and Other Charges

        During the second quarter of 2003, EME recorded an asset impairment charge of $245 million ($150 million, after tax) related to eight small peaking plants owned by its indirect subsidiary, Midwest Generation, LLC (Midwest Generation), in Illinois. The impairment charge resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. The book value of these assets was written down from $286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        During the third quarter of 2002, EME recorded asset impairment and other charges of $86 million, consisting of $61 million relating to the write-off of capitalized costs associated with the termination of equipment purchase contracts with Siemens Westinghouse and $25 million related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital improvement project at the Illinois Plants.

Note 4. Goodwill and Intangible Assets

        Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. EME commenced its annual evaluation of goodwill on October 1, 2003.

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

        Included in "Other long-term assets" on EME's consolidated balance sheet are customer contracts with a gross carrying amount of $93 million and accumulated amortization of $10 million at September 30, 2003. The contracts have a weighted average amortization period of 20 years. For the three and nine months ended September 30, 2003, the amortization expense was $1 million and $4 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2004 through 2008 is approximately $5 million each year. Intangible assets classified in "Other long-term assets" of $1 million at September 30, 2003 consist of an additional minimum pension liability at EME's subsidiary, Midwest Generation.

        Changes in the carrying amount of goodwill, by geographical segment, for the nine months ended September 30, 2003 are as follows:

	Americas	Asia Pacific	Europe	Total
Carrying amount at December 31, 2002	$2	$384	$274	$660
Goodwill resulting from an acquisition(1)	—	43	—	43
Translation adjustments and other	—	75	9	84

Carrying amount at September 30, 2003	$2	$502	$283	$787

(1)
Represents goodwill resulting from Contact Energy's acquisition of the Taranaki station in March 2003.

Note 5. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
Coal and fuel oil	$92	$111
Spare parts, materials and supplies	69	65

Total	$161	$176

Note 6. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(8)	$(193)	$(11)	$(212)
Current period change	69	69	—	138

Balance at September 30, 2003	$61	$(124)	$(11)	$(74)

        The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at September 30, 2003, was a loss of $111 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at September 30, 2003, was a loss of $13 million.

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

        As EME's hedged positions are realized, approximately $21 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2003 are expected to be reclassified into earnings during the next 12 months. Management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. The maximum period over which EME has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 13 years. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $3 million and $(2) million during the third quarters of 2003 and 2002, respectively, and net gains (losses) of approximately $5 million and $(2) million for the nine-month periods of 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

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

        Due to the appointment of the administrative receiver, EME no longer consolidates the activities of Lakeland Power Ltd. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors with any residual amount distributed to EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. There is no assurance that there will be any cash available to distribute from the ultimate resolution of this claim.

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

        Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total operating revenues	$—	$20	$—	$58
Income (loss) before income taxes	(1)	6	(2)	20
Income (loss) from operations of discontinued foreign subsidiaries	$—	$6	$(2)	$21

        The balance sheet at September 30, 2003 and December 31, 2002, is comprised of current assets of $2 million and $4 million, respectively, other long-term assets of $1 million and $6 million, respectively, and current liabilities of $2 million and $3 million, respectively.

Note 8. Preferred Securities

Company-Obligated Mandatorily Redeemable Securities of Partnership Holding Solely Parent Debentures

        In November 1994, EME issued, through a limited partnership of which EME is the sole general partner, 3.5 million shares of 9.875% Cumulative Monthly Income Preferred Securities, Series A at a price of $25 per security and invested the proceeds in 9.875% junior subordinated deferrable interest debentures due 2024, which were issued by EME in November 1994. The Series A securities are redeemable at the option of the partnership, in whole or in part, with mandatory redemption in 2024 at a redemption price of $25 per security plus accrued and unpaid distributions. In August 1995, EME also issued, through a limited partnership, 2.5 million shares of 8.5% Cumulative Monthly Income Preferred Securities, Series B at a price of $25 per security and invested the proceeds in 8.5% junior subordinated deferrable interest debentures due 2025, which were issued by EME in August 1995. The Series B securities are redeemable at the option of the partnership, in whole or in part, with mandatory redemption in 2025 at a redemption price of $25 per security plus accrued and unpaid distributions. EME issued a guarantee in favor of its preferred securities holders, which guarantees the payments of distributions declared on the preferred securities, payments upon liquidation of the limited partnership and payments on redemption with respect to any preferred securities called for redemption by the limited partnership. No securities have been redeemed as of September 30, 2003. These securities are more fully described on page 153 of EME's annual report on Form 10-K for the year ended December 31, 2002.

Other Preferred Securities Subject to Mandatory Redemption

        During 2001, a subsidiary of EME issued $104 million of Redeemable Preferred Shares (250 million shares at a price of one New Zealand dollar per share with a dividend rate of 6.03%). The shares are redeemable in July 2006 at issuance price. At September 30, 2003, total accumulated dividends were approximately $2 million. Optional early redemption may occur if the holders pass an extraordinary resolution to redeem the shares if certain EME subsidiaries cease to be subsidiaries of EME or in the case of failure by an EME subsidiary to comply with the terms of the security trust deed. The security trust deed secures a limited recourse guarantee by an EME subsidiary's payment obligations to holders of the redeemable preferred shares. These securities are more fully described on page 154 of EME's annual report on Form 10-K for the year ended December 31, 2002.

Note 9.    Commitments and Contingencies

Commercial Commitments

        The following table summarizes EME's consolidated commercial commitments as of September 30, 2003. Details regarding these commercial commitments are discussed in the sections following the table.

	Amount of Commitments Per Period in U.S.$
Commercial Commitments							Total Amounts Committed
	2003	2004	2005	2006	2007	Thereafter
Standby letters of credit	$79	$83	$—	$—	$—	$1	$163
Capital improvements at EME's project subsidiaries	8	16	12	13	—	—	49

Total Commercial Commitments	$87	$99	$12	$13	$—	$1	$212

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first nine months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $199 million for 2004, $195 million for 2005, $89 million for 2006, and $91 million for 2007.

Gas Transportation Agreements

        In April 2003, the Sunrise project assumed EME's obligations under a gas transportation agreement, thereby reducing EME's contractual commitments to transport natural gas. EME's share of the commitment to pay minimum fees under its remaining gas transportation agreement, which has a term of 15 years, is currently estimated to be $2 million for the fourth quarter of 2003; $8 million for 2004; $8 million for 2005; $8 million for 2006; and $8 million for 2007.

Contingencies

  Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 2, 2002, the United States Justice Foundation announced that it had filed a complaint in the Superior Court of the State of California, Los Angeles County, against the California Department of Water Resources, all sellers of power under long-term energy contracts entered into in 2001, including Sunrise Power Company, and Vikram Budhraja, one of the consultants involved in the negotiation of energy contracts on behalf of the California Department of Water Resources. The lawsuit asks the Superior Court to void all the contracts entered into in 2001, as well as all the contracts renegotiated in 2002, as a result of a purported conflict of interest by Mr. Budhraja. Sunrise Power Company has not yet been served with the complaint. The lawsuit has been stayed pending the outcome of the appeal in a similar lawsuit pending in the Superior Court of the State of California, Sacramento County. (Sunrise Power Company is not a defendant in that case, but the lawsuit attacks the validity of California Department of Water Resources' long-term contracts, including that of Sunrise Power Company, on grounds of conflict of interest.)

        On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

  Regulatory Developments Affecting Doga Project

        On August 4, 2002, a new Electricity Market License Regulation was implemented in Turkey. The new regulation contains, among other things, a requirement that each generator obtain a generation license. Historically, Doga's Implementation Contract has been its sole license. The new regulation contemplates an initial fixed license fee and a yearly license fee based on the amount of energy generated, which will increase the project's costs of operation by an undetermined amount. In addition, the new regulation allows the possibility of insertion of provisions in a new license which may be different from those in the Implementation Contract.

        The effect of the new regulation is still undetermined, as the new license provisions have not been specified. Doga complied with the new regulation's stipulation to apply for a new generation license by June 2, 2003. The license has not been issued yet. If actions or inactions undertaken pursuant to the new regulation directly or indirectly impede, hinder, prevent or delay the operation of the Doga facility or increase Doga's cost of performing its obligations under its project documents, this may constitute a "risk event" under Doga's Implementation Contract. A risk event may permit Doga to request an increase in its tariff or, under certain circumstances, request a buyout of the project by the Ministry of Energy and Natural Resources.

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

        On May 12, 2003, the Danistay rejected Doga's request for injunctive relief (as well as those of the other power companies with similar claims). On July 10, 2003, Doga appealed the Danistay's ruling. Doga's appeal was heard by the General Council of the Administrative Chambers of Danistay on October 10, 2003 and was rejected. There are no further rights of appeal against the decision regarding the injunction. The Danistay will continue to hear the merits of Doga's lawsuit. A decision is expected to be rendered late in 2004.

  Supply Contract from NRG Power Marketing

        A subsidiary of EME, Edison Mission Marketing and Trading (referred to as EMMT) and NRG Power Marketing, Inc. (referred to as NRG Power Marketing) are parties to a contract pursuant to which NRG Power Marketing sells 217,000 MWhr of electricity annually to EMMT. EMMT then resells this electricity to an unconsolidated 25%-owned affiliate, CL Power Sales Eight, L.L.C. (referred to as CL Eight). On May 14, 2003, NRG Power Marketing filed for protection under Chapter 11 of the United States Bankruptcy Code. On August 7, 2003, NRG Power Marketing was successful in having the contract with EMMT rejected by the Bankruptcy Court in the Southern District of New York. EMMT had sought an order lifting the automatic stay so that EMMT could bring a proceeding at the FERC to seek an order directing NRG Power Marketing to continue performing under the contract with EMMT; the Bankruptcy Court denied this motion. As a result, EMMT is still obligated to provide electricity to CL Eight, but without the supply from NRG Power Marketing. EMMT is appealing both the contract rejection and the denial of its request to lift the automatic stay to the U.S. District Court in the Southern District of New York. Briefs are being filed, but no dates for oral arguments in the appeals have been established.

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

  Indemnities Provided as Part of the Acquisition of the Illinois Plants

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to environmental liabilities before and after the date of sale as specified in the Asset Sale Agreement dated March 22, 1999. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement by Commonwealth Edison to take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. The indemnification for the environmental liabilities referred to above is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, EME has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At September 30, 2003, Midwest Generation had $6 million recorded as a liability related to known claims provided by Commonwealth Edison and had made $1 million in payments.

  Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City Generation L.P. (EME Homer City) agreed to indemnify the sellers with respect to environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME has not recorded a liability related to this indemnity.

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

  Guarantee of Brooklyn Navy Yard Contractor Settlement Payments

        Brooklyn Navy Yard is a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. EME's wholly owned subsidiary owns 50% of the project. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard Cogeneration Partners, L.P. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard Cogeneration Partners, L.P. for any payments due under this settlement agreement, which are scheduled through 2006. At September 30, 2003, EME recorded a liability of $13 million related to this indemnity.

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

  Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of September 30, 2003, if payment were required, would be $190 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

  Bank Indemnity Under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account

        EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $43 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit which, in turn, would result in a borrowing under EME's credit facilities. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

  Subsidiary Indemnity to Central Maine Power Company for Value of Points of Delivery

        A subsidiary of EME agreed to indemnify Central Maine Power Company against decreases in the value of power deliveries by CL Eight, an unconsolidated affiliate, to Central Maine Power as a result of the implementation of a location-based pricing system in the New England Power Pool. The indemnity has the same term as a power supply agreement between Central Maine Power and CL Eight, which runs through December 2016. It is not possible to determine potential differences in values between the various points of delivery in New England Power Pool at this time. Due to the nature of this indemnity, a maximum potential liability cannot be determined. To the extent EME's subsidiary would be required to make a payment under this indemnity, it and EME are indemnified by Peabody Energy Corporation pursuant to the 2000 Purchase and Sale Agreement for the acquisition of Citizens Power LLC. EME's subsidiary has not recorded a liability related to this indemnity.

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

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a new project or modification of an existing project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If EME fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed by regulatory authorities.

Note 10. Business Segments

        EME operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe. EME's plants are located in different geographic areas, which mitigate the effects of regional markets, economic downturns or unusual weather conditions.

Three Months Ended	Americas	Asia Pacific	Europe	Corporate/ Other	Total
September 30, 2003
Operating revenues from consolidated subsidiaries	$588	$292	$121	$2	$1,003
Net gains (losses) from price risk management and energy trading	12	7	(8)	—	11

Total operating revenues	$600	$299	$113	$2	$1,014

Income (loss) from continuing operations before income taxes and minority interest	$355	$75	$7	$(105)	$332

September 30, 2002
Operating revenues from consolidated subsidiaries	$655	$193	$102	$(1)	$949
Net gains (losses) from price risk management and energy trading	10	(1)	(4)	—	5

Total operating revenues	$665	$192	$98	$(1)	$954

Income (loss) from continuing operations before income taxes and minority interest	$309	$40	$(9)	$(87)	$253

Nine Months Ended	Americas	Asia Pacific	Europe	Corporate/ Other	Total
September 30, 2003
Operating revenues from consolidated subsidiaries	$1,286	$742	$363	$(1)	$2,390
Net gains (losses) from price risk management and energy trading	39	2	(19)	—	22

Total operating revenues	$1,325	$744	$344	$(1)	$2,412

Income (loss) from continuing operations before income taxes and minority interest	$199	$144	$12	$(295)	$60

September 30, 2002
Operating revenues from consolidated subsidiaries	$1,278	$532	$328	$(3)	$2,135
Net gains (losses) from price risk management and energy trading	33	(1)	(1)	(2)	29

Total operating revenues	$1,311	$531	$327	$(5)	$2,164

Income (loss) from continuing operations before income taxes and minority interest	$359	$115	$22	$(300)	$196

Note 11. Investments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues	$737	$527	$1,908	$1,397
Operating income	342	204	709	469
Net income	292	200	571	409

Note 12. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2003	2002
Cash paid
Interest (net of amount capitalized)	$342	$308
Income taxes (receipts)	$(51)	$(345)
Cash payments under plant operating leases	$255	$246
Details of assets acquired
Fair value of assets acquired	$333	$—
Liabilities assumed	58	—

Net cash paid for acquisitions	$275	$—

Note 13. Stock-based Compensation

        Edison International has three stock-based employee compensation plans, which are described more fully in Note 15—Stock Compensation Plans included in EME's annual report on Form 10-K for the year ended December 31, 2002. EME accounts for those plans using the intrinsic value method. Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if EME had used the fair value accounting method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$200	$163	$17	$116
Add: stock-based compensation expense included in reported net income, net of related tax effects	1	—	2	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	—	(2)	(1)

Pro forma net income	$200	$163	$17	$117

Note 14. Changes In Accounting

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

        EME recorded a liability representing expected future costs associated with site reclamations, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$17
Accretion expense	1
Translation adjustments	2

Balance of asset retirement obligation as of September 30, 2003	$20

        Had SFAS No. 143 been applied retroactively in the nine months ended September 30, 2002, it would not have had a material effect upon EME's results of operations. The pro forma liability for asset retirement obligation is not shown due to the immaterial impact on EME's consolidated balance sheet.

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on EME's consolidated financial statements.

        Statement of Financial Accounting Standards No. 150.    Effective July 1, 2003, EME adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. At July 1, 2003, EME's company-obligated mandatorily redeemable securities and redeemable preferred stock were reclassified from the mezzanine equity section to the liability section of EME's consolidated balance sheet. Dividend payments on these instruments are being recorded as interest expense commencing July 1, 2003 on EME's consolidated statements of income. Prior period financial statements are not permitted to be restated for either of these changes. Therefore, there was no cumulative impact due to this accounting change incurred upon adoption. See disclosures regarding these preferred securities in Note 8—Preferred Securities.

        Emerging Issues Task Force No. 01-08.    In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," which provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." A lease is defined as an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets), usually for a stated period of time. The guidance issued by the EITF could affect the classification of a power sales agreement that meets specific criteria, such as a power sales agreement for substantially all of the output from a power plant to one customer. If a power sales agreement meets the guidance issued by the EITF, it would be accounted for as a lease subject to SFAS No. 13. The consensus is effective prospectively for EME arrangements entered into or modified after June 30, 2003. The consensus had no impact on EME's consolidated financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME's financial statements. See disclosure regarding guarantees and indemnities in Note 9—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Other Statement of Financial Accounting Standards No. 133 Guidance.    In June 2003, the Derivative Implementation Group of the FASB under Statement No. 133 Implementation Issue Number C20 issued clarifying guidance related to pricing adjustments in contracts that qualify under the normal purchases and normal sales exception under SFAS No. 133. This implementation guidance became effective on October 1, 2003. EME is currently re-evaluating which contracts, if any, that have previously been designated as normal purchases or normal sales would now not qualify for this exception.

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in net gains (losses) from price risk management and energy trading in the accompanying Consolidated Income Statements. The consensus is effective prospectively for EME transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003.

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

        EME has concluded that it is the primary beneficiary of Brooklyn Navy Yard Cogeneration Partners L.P. since EME expects to absorb the majority of Brooklyn Navy Yard Cogeneration Partners L.P.'s losses, if any, and expects to receive a majority of Brooklyn Navy Yard Cogeneration Partners L.P.'s residual returns, if any. Accordingly, EME will consolidate Brooklyn Navy Yard Cogeneration Partners L.P. effective October 1, 2003. In accordance with the transition provisions of FIN 46, the consolidation of Brooklyn Navy Yard Cogeneration Partners L.P. will be based on the historical cost of the assets, liabilities and non-controlling interest which would have been carried by EME effective when EME became the primary beneficiary. This means that EME will consolidate the assets and liabilities of Brooklyn Navy Yard Cogeneration Partners L.P. using the October 1, 2003 balance sheet and eliminate intercompany balances. EME expects the consolidation of this entity to increase total assets by approximately $364 million and total liabilities by approximately $440 million. Furthermore, EME expects to record a loss of approximately $76 million in the fourth quarter of 2003 as a cumulative change of accounting as a result of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of equity contributions recorded.

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

        The Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2002, and as compared to the third quarter and nine months ended September 30, 2002. This discussion presumes that the reader has read or has access to Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002.

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

        As of September 30, 2003, EME owned or leased interests in 27 domestic and 55 international operating power plants with an aggregate generating capacity of 24,079 megawatts (MW), of which EME's share was 18,928 MW. At that date, one international power plant, totaling 355 MW of generating capacity, of which EME's anticipated share will be approximately 178 MW, was under construction.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including several of EME's subsidiaries. These developments included lower prices and greater volatility in wholesale energy markets both in the United States and United Kingdom, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators have reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the United States Bankruptcy Code.

        On October 28, 2003, Standard & Poor's Ratings Service downgraded EME's senior unsecured credit rating to B from BB-. Standard & Poor's also lowered the credit ratings of EME's wholly owned indirect subsidiaries, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-) and Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's placed the ratings of all these entities on CreditWatch with negative implications. These ratings actions did not trigger any defaults under EME's credit facilities or those of the other affected entities.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($246 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808 million tranches thereof. Therefore, on October 29, 2003, $130 million from the cash flow recapture account was applied to the $911 million tranche, and $116 million to the $808 million tranche, thereby reducing Edison Mission Midwest Holdings' debt obligations to $781 million and $692 million, respectively. In the future, so long as Edison Mission Midwest Holdings' ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. The Edison Mission Midwest Holdings $781 million of debt maturing on December 11, 2003 will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. The remaining net proceeds from this financing will be used to repay indebtedness of a foreign subsidiary under the Coal and CapEx facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations, through its subsidiary, MEC International B.V. The commitment letter provides that collateral for this financing includes a pledge of:

  •
  65% of the stock of MEC International; and

  •
  notes receivable totaling approximately $286 million at September 30, 2003 held by Mission Energy Holdings International and EME UK International, LLC, a subsidiary of EME, from MEC International.

        In addition to the pledges of collateral, the commitment letter provides for guarantees of the loan by a number of EME domestic subsidiaries, including a guarantee by Edison Mission Finance Co., which will pledge its receivable from EME Homer City Generation L.P. under a revolving loan agreement (under which $499 million was outstanding at September 30, 2003) as security for such guarantee. The commitment letter also provides for:

  •
  restrictions on the incurrence of additional indebtedness by Mission Energy Holdings International and its subsidiaries, other than specified indebtedness, including certain indebtedness incurred in the ordinary course of business;

  •
  prohibition of liens on property of Mission Energy Holdings International, subject to specific exceptions;

  •
  restrictions on new investments by Mission Energy Holdings International other than, among other things, certain investments in the ordinary course of business; and

  •
  mandatory prepayments under specified conditions, including proceeds from the sales of assets as further described below.

        The commitment letter provides that Mission Energy Holdings International will covenant to prepay the indebtedness in an amount equal to the net after tax proceeds from any international asset sales when such proceeds exceed $50 million, from certain issuances of indebtedness and equity, and from specified domestic asset sales when such proceeds exceed $200 million. In certain circumstances, prepayment of indebtedness will be required in an amount equal to 100% of net after tax proceeds from the sale of certain of the domestic subsidiary guarantors of such indebtedness.

        In addition, the commitment letter provides for maintenance of a minimum twelve month interest coverage ratio beginning March 2004. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

        A failure to repay, extend or refinance the Edison Mission Midwest Holdings $781 million obligation is likely to result in a default under the Mission Energy Holding Company senior secured notes and term loan. These events could make it necessary for Mission Energy Holding Company or EME, or both, to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. EME's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

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

Dispositions

        In October 2003, EME agreed to sell its 40% interest in a development project in Thailand to a third party. Completion of the sale, currently expected during the fourth quarter of 2003, is subject to closing conditions, including obtaining regulatory approval. Net proceeds from the sale are expected to be approximately $13 million payable in two installments, one in December 2003 and the other in June 2004.

        In July 2003, Gordonsville Energy Limited Partnership, in which EME owns a 50% interest, agreed to sell the Gordonsville cogeneration facility to Virginia Electric and Power Company. Completion of the sale, currently expected during the fourth quarter of 2003, is subject to closing conditions. Net proceeds from the sale, including distribution of a debt service reserve fund, are expected to be approximately $32 million. EME recorded an impairment charge of $6 million during the second quarter of 2003 related to the planned disposition of this investment.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

Net Income Summary

        Net income is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Income from continuing operations	$200	$157	$28	$109
Income (loss) from discontinued operations	—	6	(2)	21
Cumulative changes in accounting	—	—	(9)	(14)

Net Income	$200	$163	$17	$116

        EME's income from continuing operations for the third quarter and nine months ended September 30, 2003 was $200 million and $28 million, respectively, compared to $157 million and $109 million for the third quarter and nine months ended September 30, 2002, respectively. The third quarter increase in income from continuing operations was primarily due to $52 million in after-tax charges during 2002, higher U.S. energy prices, the start of operations at Phase 2 of the Sunrise project in June 2003, and increased earnings from Contact Energy, the ISAB and Paiton projects. The increase in income was partially offset by lower capacity revenues from the Illinois Plants due to certain units being released from power purchase agreements with Exelon Generation in 2003 and lower state tax benefits than in 2002. The 2002 after-tax charges consisted of a $37 million after-tax write-off of capitalized costs related to the termination of equipment purchase contracts and a $15 million after-tax write-off of capitalized costs related to the suspension of the SCR major capital improvements project at the Powerton Station.

        The 2003 year-to-date decrease in income from continuing operations was primarily due to the asset impairment charge of $150 million described below, reduction in revenue from EME's Illinois Plants, lower earnings from EME's First Hydro plant, and lower state tax benefits than in 2002. Partially offsetting these items were asset impairment charges totaling $52 million, after tax, described above, higher U.S. energy prices, the start of operations at Phase 2 of the Sunrise project in June 2003, and increased earnings from Contact Energy and the Paiton project.

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

Operating Revenues

        Operating revenues increased 6% and 11% for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to increased electric revenues from the Homer City facilities due to increased generation and higher energy prices and increased electric revenue from Contact Energy primarily due to higher wholesale electricity prices, higher generation, and an increase in the value of the New Zealand dollar compared to the U.S. dollar. Partially offsetting the 2003 increases was lower revenue from power purchase agreements with Exelon Generation.

        Net gains (losses) from price risk management and energy trading activities are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(in millions)
Price risk management	$(1)	$(9)	$(15)	$(7)
Energy trading	12	14	37	36

Net Gains	$11	$5	$22	$29

        Net losses from price risk management activities result from recording derivatives at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Included in net losses from price risk management were:

  •
  $7 million and $3 million for the third quarter and nine months ended September 30, 2003, respectively, and $(623) thousand and $(1) million for the third quarter and nine months ended September 30, 2002, respectively, related to the ineffective portion of Homer City forward electricity contracts, which are derivatives that qualify as cash flow hedges under SFAS No. 133, effective April 1, 2002.

  •
  $(5) million and $(1) million for the third quarter and nine months ended September 30, 2003, respectively, related to the ineffective portion of the Illinois Plants' forward electricity contracts, which are derivatives that qualify as cash flow hedges under SFAS No. 133. No comparable amount was recorded for the first nine months of 2002.

  •
  $7 million and $2 million for the third quarter and nine months ended September 30, 2003, respectively, related to the change in market value of electricity and financial contracts entered into by Contact Energy. No comparable amount was recorded for the first nine months of 2002.

  •
  $(8) million and $(20) million for the third quarter and nine months ended September 30, 2003, respectively, and $(4) million and $(1) million for the third quarter and nine months ended September 30, 2002, respectively, related to the change in market value of commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that is recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $3 million and $(2) million during the third quarters of 2003 and 2002, respectively, and net gains (losses) of approximately $5 million and $(2) million during the nine months ended September 30, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The net gain during the third quarter and nine months ended September 30, 2003 from Homer City primarily resulted from forward contracts that expired during the period and decreases in the difference between energy prices at PJM West Hub (where EME's subsidiary enters into forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). The net loss related to the Illinois Plants resulted from similar differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd." These prices are used to determine the fair value of forward contracts that qualify as cash flow hedges. EME records the ineffective portion of the change in the fair value of these contracts through the income statement. See "—Market Risk Exposures—Americas" for more information regarding forward market prices.

        The 2003 net gains from energy trading activities were primarily the result of net gains from transmission congestion contracts and other power contracts in markets where EME has power plants. The 2002 net gains from energy trading activities primarily represent gains realized on transmission congestion contracts entered into during the third quarter of 2002 and the completion of the restructuring of a power sales agreement with an unaffiliated electric utility during the first quarter of 2002. As part of the transaction, an EME subsidiary purchased the power sales agreement held by a third party, modified its terms and conditions, and entered into a long-term power supply agreement with another party. Although the sale and purchase of power arising from these contracts will occur over their term, net gains of $2 million and $21 million were recorded during the third quarter and nine months ended September 30, 2002, respectively, attributable to the fair value of the contracts (generally referred to as mark-to-market accounting).

        EME's third quarter electric revenues are materially higher than revenues related to other quarters of the year because warmer weather during the summer months results in higher electric revenues being generated from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants have higher electric revenues during their winter months.

Operating Expenses

        Fuel costs increased 7% and 15% for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to increased generation from the Homer City facilities and increased fuel costs from Contact Energy primarily due to higher gas prices and an increase in the value of the New Zealand dollar compared to the U.S. dollar. Partially offsetting the third quarter increase was lower generation from the Collins Station and coal plants in Illinois. The 2003 year-to-date increase in Homer City generation was primarily the result of outages experienced during the first two quarters of 2002.

        Plant operations and transmission costs increased $55 million and $113 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Transmission costs were $76 million and $53 million for the third quarters of 2003 and 2002, respectively, and $193 million and $132 million for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increases in transmission costs were primarily due to higher retail sales generated by Contact Energy and an increase in the value of the New Zealand dollar compared to the U.S. dollar.

        Depreciation and amortization expense increased $6 million and $31 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to higher depreciation expense from Contact Energy associated with the Taranaki Station acquisition. Also included in the 2003 year-to-date increase is additional depreciation expense resulting from the termination of the Midwest Generation equipment lease in August 2002.

        Asset impairment charges were $251 million for the nine months ended September 30, 2003. Asset impairment charges in 2003 consisted of $245 million related to the impairment of eight small peaking plants owned by EME's wholly owned subsidiary, Midwest Generation, in Illinois and $6 million related to the write-down of EME's investment in the Gordonsville project due to its planned disposition (refer to "—Dispositions" for further discussion). The impairment charge relating to the peaking plants resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. See "—Market Risk Exposures—Illinois Plants." The book value of these assets was written down from $286 million to an estimated fair market value of $41 million. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        Asset impairment and other charges of $86 million for the third quarter and the nine months ended September 30, 2002 consisted of $61 million related to the write-off of capitalized costs associated with the termination of equipment purchase contracts with Siemens Westinghouse and $25 million related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital environmental improvements project at the Illinois Plants.

        Administrative and general expenses increased $10 million and $1 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to higher consulting fees in 2003 related to debt restructuring activities and additional long-term incentive compensation expense related to deferred payments and annual vesting of benefits. The 2003 year-to-date increase was partially offset by charges against 2002 earnings for severance and other related costs, which resulted from a series of actions undertaken to reduce administrative and general operating costs.

Other Income (Expense)

        Equity in income from unconsolidated affiliates increased 31% and 26% for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to an increase in EME's share of income from the Big 4 projects, Four Star Oil & Gas and the Sunrise project. EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects, located on the West Coast, have power sales contracts that provide for higher payments during the summer months.

        Interest and other income increased $2 million and decreased $2 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter increase was primarily due to foreign exchange gains from EME's intercompany loans. The 2003 year-to-date decrease was primarily due to higher foreign exchange losses from EME's intercompany loans and lower interest income.

        Interest expense increased $17 million and $26 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were due to higher interest costs at the Illinois Plants due to a downgrade of the credit rating of Edison Mission Midwest Holdings and higher levels of borrowings at Contact Energy. See "—Liquidity and Capital Resources—Credit Ratings." In addition, dividend payments on EME's company-obligated mandatorily redeemable securities and redeemable preferred stock are being recorded as interest expense commencing July 1, 2003. See "—New Accounting Standards."

Income Taxes

        EME's annual effective tax rate (excluding state tax reallocation benefits, the impact of a change in statutory tax rates in Turkey, and income tax benefit related to the impairment charges) was 35% during the nine months ended September 30, 2003, compared to 46% during the first nine months of 2002. During the nine months ended September 30, 2003 and 2002, EME recorded additional state tax benefits, net of federal income taxes, of $15 million and $26 million, respectively, as a result of participation in a tax-allocation agreement with Edison International. The Turkish corporate tax rate decreased from 33% to 30%, retroactive to January 1, 2003, as a result of legislation passed in April 2003. In accordance with SFAS No. 109, "Accounting for Income Taxes," the reductions in the Turkish income tax rates resulted in an increase in income tax expense of approximately $4 million during the second quarter of 2003 due to a reduction in deferred tax assets. During the second quarter of 2003, EME recorded a tax benefit of $98 million relating to the impairment of the small peaking plants in Illinois and its Gordonsville project.

Minority Interest

        Minority interest expense increased $10 million and $8 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Minority interest primarily relates to the 49% ownership of Contact Energy by the public in New Zealand.

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

        Due to the appointment of the administrative receiver, EME no longer consolidates the activities of Lakeland Power Ltd. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors with any residual amount distributed to EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. There is no assurance that there will be any cash available to distribute from the ultimate resolution of this claim.

        During the third quarter and nine months ended September 30, 2003, EME recorded losses of $423 thousand and approximately $1 million, respectively, from discontinued operations related to administrative expenses incurred as part of the close-out activities. During the third quarter of 2002 and the nine-month period ended September 30, 2002, EME recorded income of $6 million and $18 million, respectively, from discontinued operations primarily related to operating income from the Lakeland power plant.

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

        During the second quarter of 2003, EME recorded losses of $1 million from discontinued operations primarily related to taxes. During the second quarter of 2002, EME recorded income of

$3 million from discontinued operations primarily related to an insurance recovery from claims filed prior to the sale of the power plants.

Cumulative Effect of Change in Accounting Principle

Statement of Financial Accounting Standards No. 142

        Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. EME commenced its annual evaluation of goodwill on October 1, 2003. During the third quarter of 2002, EME concluded that fair value of the goodwill related to the Citizens Power LLC acquisition was impaired by $14 million, net of $9 million of income tax benefit and, accordingly, reported this amount as a cumulative change in accounting. In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," EME's financial statements for the first quarter of 2002 were restated to reflect the accounting change as of January 1, 2002.

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

REGIONAL OPERATING RESULTS

        EME operates predominantly in one line of business, electric power generation, organized by three geographic regions: Americas, Asia Pacific and Europe. Operating revenues are derived from EME's majority-owned domestic and international entities. Intercompany interest expense and income between EME and its consolidated subsidiaries have been eliminated in the following project results, except as described below with respect to loans provided to EME from a wholly owned subsidiary, Midwest Generation. Equity in income from unconsolidated affiliates relates to energy projects where EME's ownership interest is 50% or less in the projects. The equity method of accounting is generally used to account for the operating results of entities over which EME has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities.

        EME uses the words "earnings" or "losses" in this section to describe income or loss from continuing operations before income taxes and minority interest.

Americas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Illinois Plants	$431	$529	$864	$973
Homer City	150	119	401	285
Other	7	7	21	20

	$588	$655	$1,286	$1,278

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Illinois Plants	$181	$244	$(99)	$249
Homer City	60	30	110	21
Charges related to cancellation of turbine orders	—	(61)	—	(61)
Other	11	12	34	37
Unconsolidated affiliates
Big 4 projects	65	64	115	88
Four Star Oil & Gas	13	3	39	17
Sunrise	29	12	36	14
March Point	2	2	5	8
Other	6	13	(8)	19
Regional overhead	(12)	(10)	(33)	(33)

	$355	$309	$199	$359

Illinois Plants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,806	8,345	10,481	20,392
Merchant	4,195	137	10,073	493

Total coal-fired generation	8,001	8,482	20,554	20,885

Availability(1)	95.6%	94.1%	83.9%	84.4%
Forced outage rate(2)	4.4%	5.9%	6.6%	6.2%
Average realized energy price/MWh:
Power purchase agreement	$18.06	$16.76	$18.22	$16.77
Merchant	$28.92	$22.66	$26.79	$20.93

Total coal-fired generation	$23.76	$16.85	$22.42	$16.87

Capacity revenues (in millions)	$222	$345	$348	$546

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

        Operating revenues from the Illinois Plants decreased $98 million and $109 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter decline was primarily due to lower capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation as described below, partially offset by an increase in energy revenue due to the shift to merchant generation. The shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation. The nine-month period decline was also due to lower capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an increase in energy revenue due to the shift to merchant generation.

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of generating capacity during 2002 from the power purchase agreements at the Illinois Plants. Of the generating capacity released by Exelon Generation, EME's subsidiary suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, the Illinois Plants have had 3,133 MW of uncontracted capacity available for sale in the merchant generation market.

        Exelon Generation is obligated under the power purchase agreements to make capacity payments for the plants under contract (4,739 MW during 2003) and energy payments for electricity produced by these plants. As a result of the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of EME's consolidated operating revenues decreased from 55% for the third quarter of 2002 to 31% for the third quarter of 2003 and from 44% for the first nine months of 2002 to 25% for the first nine months of 2003. Revenues from Exelon Generation were $313 million and $521 million for the third quarters of 2003 and 2002, respectively. Revenues from Exelon Generation were $606 million and $957 million for the nine-month periods ended September 30, 2003 and 2002, respectively. For more information on the power purchase agreements, see "—Market Risk Exposures—Illinois Plants."

        Earnings from the Illinois Plants decreased $63 million and $348 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Included in the 2003 year-to-date results was an asset impairment charge of $245 million related to small peaking plants in Illinois. Included in the 2002 results was a $25 million charge related to the write-off of capitalized costs associated with the suspension of the Powerton Station SCR major capital improvement project. See "—Consolidated Operating Results—Operating Expenses" and "—Market Risk Exposures—Illinois Plants."

        In addition to the asset impairment charge related to the small peaking plants in 2003, EME's indirect subsidiary, Midwest Generation, also reported an impairment charge of $475 million, after tax, related to the 2,698 MW gas-fired Collins Station in its second quarter report on Form 10-Q. The impairment charge resulted from a write-down of the book value of the Collins Station capitalized assets from $858 million to an estimated fair market value of $78 million. The impairment charge by Midwest Generation is not reflected in the operating results of EME because the lease related to the Collins Station is treated in EME's financial statements as an operating lease and not as an asset and, therefore, is not subject to impairment for accounting purposes. See "—Liquidity and Capital Resources—Edison Mission Energy Recourse Debt to Recourse Capital Ratio."

        Earnings from the Illinois Plants decreased $88 million, excluding the impairment charge described above, for the third quarter of 2003, compared to the corresponding period of 2002, due to lower revenues as described above, partially offset by lower fuel costs related to lower generation at the Collins Station and the coal-fired units. Earnings from the Illinois Plants decreased $128 million, excluding the impairment charges described above, for the nine months ended September 30, 2003, compared to the corresponding period of 2002, due to lower revenues as described above.

        The earnings of the Illinois Plants included interest income related to loans to EME of $28 million and $29 million for the third quarters of 2003 and 2002, respectively, and $85 million and $91 million for the nine months ended September 30, 2003 and 2002, respectively. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

        Gain (losses) from price risk management activities were $(6) million and none for the third quarter and $(2) million for both the nine months ended September 30, 2003 and 2002, respectively. The 2003 losses primarily reflect the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further discussion. Also included in the 2003 losses is a mark-to-market adjustment of an option Midwest Generation has to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133. The 2002 losses represent the change in market value of futures contracts with respect to a portion of anticipated fuel purchases that did not qualify as cash flow hedges under SFAS No. 133.

Homer City

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statistics
Generation (in GWhr)	4,042	3,477	10,690	8,411
Availability(1)	97.6%	89.1%	87.8%	71.0%
Forced outage rate(2)	2.1%	10.8%	4.3%	20.4%
Average realized energy price/MWh	$34.57	$31.24	$35.46	$29.68
Capacity revenues (in millions)	$11	$10	$22	$36

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

        Operating revenues from Homer City increased $31 million and $116 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were due to increased generation and higher energy prices. The nine-month period increase in generation primarily resulted from an unplanned outage on Unit 3 and extended outages on Units 1 and 2 during the first half of 2002. On February 10, 2002, Homer City experienced a major unplanned outage due to a collapse of the SCR ductwork of one of the units, known as Unit 3. The unit was restored to operation on April 4, 2002 and operated with the SCR bypassed until June 19, 2003, when it was returned to service. As a result of the Unit 3 ductwork collapse, EME reviewed the similar structures on Units 1 and 2 and determined that as a precaution it would be appropriate to install additional reinforcement in these structures. The additional reinforcement extended the duration of planned outages for these units, which had been scheduled to end on June 2, 2002. Unit 1 returned to service on June 28, 2002 and Unit 2 returned to service on June 26, 2002.

        Earnings from Homer City increased $30 million and $89 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The

2003 increase in earnings is due to increased generation and higher energy prices. See "—Market Risk Exposures—Homer City Facilities."

        Gains (losses) from price risk management activities were $7 million and $(1) million for the third quarter and $4 million and $(1) million for the nine months ended September 30, 2003 and 2002, respectively. The gains (losses) primarily represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further discussion.

Charges Related to Cancellation of Turbine Orders

        In September 2002, EME notified Siemens Westinghouse of its election to terminate all of the equipment purchase contracts for nine turbines effective October 25, 2002, in light of lower wholesale energy prices during 2002. Accordingly, EME recorded approximately $61 million to write-off capitalized costs associated with the termination of these contracts during the third quarter of 2002.

Big 4 Projects

        EME owns partnership investments (50% ownership or less) in Kern River Cogeneration Company, Midway-Sunset Cogeneration Company, Sycamore Cogeneration Company, and Watson Cogeneration Company. These projects have similar economic characteristics and have been used, collectively, to secure bond financing by Edison Mission Energy Funding Corp., a special purpose entity that EME includes in its consolidated financial statements. Due to similar economic characteristics and the bond financing related to EME's equity investments in these projects, EME evaluates them collectively and refers to them as the Big 4 projects.

        Earnings from the Big 4 projects increased $1 million and $27 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The change in earnings was largely due to higher energy prices in 2003. The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $4 million for the third quarters of 2003 and 2002. For the nine-month periods ended September 30, 2003 and 2002, earnings included interest expense from Edison Mission Energy Funding of $12 million and $14 million, respectively.

Four Star Oil & Gas

        EME owns a 37.2% direct and indirect interest, with 36.05% voting stock, in Four Star Oil & Gas Company, with majority control held by affiliates of ChevronTexaco Corporation. Four Star Oil & Gas owns oil and gas reserves in the San Juan Basin, the Hugoton Basin, the Permian Basin, and offshore Gulf Coast and Alabama. EME's share of earnings from Four Star Oil & Gas Company increased $10 million and $22 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases in earnings were primarily due to higher natural gas prices.

Sunrise

        Earnings from the Sunrise project increased $17 million and $22 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases in earnings primarily resulted from additional earnings from the completion of Phase 2 of the Sunrise project in June 2003.

March Point

        Earnings from March Point decreased $3 million for the nine months ended September 30, 2003, compared to the corresponding period of 2002. The 2003 decrease in earnings was primarily due to a planned outage in June 2003.

Other

        Net earnings from other projects in the Americas region (consolidated subsidiaries and unconsolidated affiliates) decreased $8 million and $30 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. The 2003 decreases were partially due to lower earnings from the EcoEléctrica project, primarily because of lower operating revenues resulting from plant outages, and losses from the TM Star project due to a change in market value of natural gas contracts that did not qualify for hedge accounting under SFAS No. 133. In addition, other projects included a $6 million loss for the nine-month period ended September 30, 2003 related to the write-down of EME's investment in the Gordonsville project due to its planned disposition.

Asia Pacific

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$228	$139	$566	$375
Loy Yang B	47	40	127	117
Other	17	14	49	40

	$292	$193	$742	$532

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Contact Energy(1)	$42	$18	$71	$52
Loy Yang B	14	13	29	35
Other	3	2	12	8
Unconsolidated affiliates
Paiton	18	8	42	27
Other	1	2	(2)	2
Regional overhead	(3)	(3)	(8)	(9)

	$75	$40	$144	$115

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

Contact Energy

        Operating revenues increased $89 million and $191 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. The 2003 increases were due to increased retail revenues and higher generation which primarily resulted from the Taranaki Station acquisition in March 2003. In addition, there was a 24% and 23% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002.

        Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, increased $24 million and $19 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. In 2003, the higher revenues discussed above were partially offset by increased operating and interest costs associated with the Taranaki Station acquisition. In addition, 2003 earnings included a $7 million and $2 million gain for the third quarter and nine months ended September 30, 2003, respectively, from price risk management activities related to a change in market value of electricity and financial contracts that were not designated as cash flow hedges for hedge accounting under SFAS No. 133. No comparable amount was recorded for the first nine months of 2002.

Loy Yang B

        Operating revenues increased $7 million and $10 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to a 20% and 16% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were partially offset by lower pool prices for the power sold into the wholesale energy market.

        Earnings from Loy Yang B increased $1 million for the third quarter and decreased $6 million for the nine months ended September 30, 2003, compared to the same prior year periods. The 2003 year-to-date decrease in earnings is due to higher plant maintenance costs primarily related to the planned outage in March 2003.

Paiton Energy

        Earnings from Paiton Energy increased $10 million and $15 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases in earnings were primarily due to lower project interest expense, lower depreciation (due to a change from 30 to 41.5 years in the useful life of the power plant resulting from an extension of the power sales agreement) and a decrease in Indonesian income taxes resulting from interest expense from partner subordinated loans.

Other

        Operating revenues from other consolidated subsidiaries in the Asia Pacific region increased $3 million and $9 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. The third quarter increase is due to higher electric revenues from the Kwinana project primarily due to an increase in the value of the Australian dollar compared to the U.S. dollar. The 2003 year-to-date increase is primarily due to higher electric revenues from the Valley Power Peaker project in Australia. Commercial operation of the Valley Power Peaker project commenced during the second quarter of 2002.

Europe(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating Revenues from Consolidated Subsidiaries
First Hydro	$87	$74	$247	$229
Doga(2)	31	26	98	84
Other	3	2	18	15

	$121	$102	$363	$328

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
First Hydro	$(8)	$(5)	$(19)	$12
Doga	8	3	14	14
Other	(1)	(5)	3	(7)
Unconsolidated affiliates
ISAB	13	4	23	19
Other	—	—	4	1
Regional overhead	(5)	(6)	(13)	(17)

	$7	$(9)	$12	$22

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

First Hydro

        Operating revenues increased $13 million and $18 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to higher energy prices during the third quarter ended September 30, 2003 and a 4% and 8% increase in the average exchange rate of the British pound compared to the U.S. dollar during the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. These increases were partially offset by lower ancillary services revenues in 2003. The First Hydro plant is expected to provide for higher electric revenues during its winter months.

        Losses from First Hydro increased $3 million and $31 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. The 2003 increase in losses is partially due to a $8 million and $20 million loss from price risk management activities for the third quarter and nine months ended September 30, 2003, respectively, compared to a $4 million and $1 million loss from price risk management activities for the third quarter and nine months ended September 30, 2002, respectively. First Hydro's gains (losses) from price risk management relate to realized losses and the change in market value of commodity contracts that are recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

Doga

        Revenues from Doga increased $5 million and $14 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to an increase in steam sales and higher natural gas prices. Earnings from Doga increased $5 million for the third quarter of 2003, compared to the same prior year period primarily due to higher revenues described above.

ISAB

        Earnings from ISAB increased $9 million and $4 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increases were primarily due to higher generation and settlement of an insurance claim.

Other

        Operating revenues from other consolidated subsidiaries in the Europe region increased $1 million and $3 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. Earnings from other projects in the Europe region (consolidated subsidiaries and unconsolidated affiliates) increased $4 million and $13 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The 2003 increase in both operating revenues and earnings is primarily due to increased operating revenues from EME's Spanish Hydro project largely due to higher generation caused by more rainfall in the first nine months of 2003, compared to the first nine months of 2002.

Regional G&A

        Europe's Regional G&A decreased $1 million and $4 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same prior year periods. The 2003 decrease in Regional G&A is primarily due to lower development costs.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003, EME and its subsidiaries had cash and cash equivalents of $816 million and EME had available a total of $107 million of borrowing capacity under its $212 million corporate credit facility. EME's consolidated debt at September 30, 2003 was $6.4 billion, including debt maturing on December 11, 2003 which is owed by EME's largest subsidiary, Edison Mission Midwest Holdings. In addition, EME's subsidiaries have approximately $7 billion of long-term lease obligations that are due over periods ranging up to 32 years.

        On September 15, 2003, Sunrise Power Company, LLC completed a non-recourse project financing of $345 million. EME received a distribution of approximately $151 million from the proceeds of this financing. As a result of the successful completion of the Sunrise project financing, EME repaid the $275 million component of EME's corporate credit facility and retired Tranche A upon its expiration on September 16, 2003. Tranche B expires on September 17, 2004.

Financing Plan for $781 Million Debt Maturity

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. The remaining net proceeds from this financing will be used to repay indebtedness of a foreign subsidiary under the Coal and CapEx facility guaranteed by EME. Mission Energy Holdings International owns substantially all of EME's international operations, through its subsidiary, MEC International B.V. The commitment letter provides that collateral for this financing includes a pledge of:

  •
  65% of the stock of MEC International; and

  •
  notes receivable totaling approximately $286 million at September 30, 2003 held by Mission Energy Holdings International and EME UK International, LLC, a subsidiary of EME, from MEC International.

        In addition to the pledges of collateral, the commitment letter provides for guarantees of the loan by a number of EME domestic subsidiaries, including a guarantee by Edison Mission Finance Co., which will pledge its receivable from EME Homer City Generation L.P. under a revolving loan agreement (under which $499 million was outstanding at September 30, 2003) as security for such guarantee. The commitment letter also provides for:

  •
  restrictions on the incurrence of additional indebtedness by Mission Energy Holdings International and its subsidiaries, other than specified indebtedness, including certain indebtedness incurred in the ordinary course of business;

  •
  prohibition of liens on property of Mission Energy Holdings International, subject to specific exceptions;

  •
  restrictions on new investments by Mission Energy Holdings International other than, among other things, certain investments in the ordinary course of business; and

  •
  mandatory prepayments under specified conditions, including proceeds from the sales of assets as further described below.

        The commitment letter provides that Mission Energy Holdings International will covenant to prepay the indebtedness in an amount equal to the net after tax proceeds from any international asset sales when such proceeds exceed $50 million, from certain issuances of indebtedness and equity, and from specified domestic asset sales when such proceeds exceed $200 million. In certain circumstances, prepayment of indebtedness will be required in an amount equal to 100% of net after tax proceeds from the sale of certain of the domestic subsidiary guarantors of such indebtedness.

        In addition, the commitment letter provides for maintenance of a minimum twelve month interest coverage ratio beginning March 2004. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

        A failure to repay, extend or refinance the Edison Mission Midwest Holdings $781 million obligation is likely to result in a default under the Mission Energy Holding Company senior secured notes and term loan. These events could make it necessary for Mission Energy Holding Company or EME, or both, to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. EME's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the consolidated financial statements have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about EME's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Credit Ratings

        Credit ratings for EME and its subsidiaries, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Edison Mission Midwest Holdings	Ba3	B
Edison Mission Marketing & Trading	Not Rated	B

        On October 28, 2003, Standard & Poor's Ratings Service downgraded EME's senior unsecured credit rating to B from BB-. Standard & Poor's also lowered the credit ratings of EME's wholly owned indirect subsidiaries, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-) and Edison Mission Marketing & Trading (corporate credit rating to B from BB-). Standard & Poor's placed the ratings of all these entities on CreditWatch with negative implications. In addition, Moody's Investors Service has assigned a negative rating outlook for EME and Edison Mission Midwest Holdings.

        These ratings actions did not trigger any defaults under EME's credit facilities or those of the other affected entities. See "Credit Ratings of Edison Mission Midwest Holdings" for a discussion of the impact of the ratings action on Edison Mission Midwest Holdings.

        The credit ratings of EME are below investment grade and, accordingly, EME has agreed to provide collateral in the form of cash and letters of credit for the benefit of counterparties for its price risk management and domestic trading activities related to accounts payable and unrealized losses ($40 million as of October 31, 2003). EME has also provided collateral for a portion of its United Kingdom trading activities. To this end, EME's subsidiary, Edison Mission Operation and Maintenance Limited, has obtained a cash collateralized credit facility, under which letters of credit totaling £19 million have been issued as of October 31, 2003.

        EME anticipates that sales of power from its Illinois Plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support for the price risk management and trading activities related to these projects. EME currently projects the potential working capital required to support its price risk management and trading activity to be between $100 million and $200 million from time to time.

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

Credit Ratings of Edison Mission Midwest Holdings

        As a result of Edison Mission Midwest Holdings' credit rating being below investment grade since October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation have restricted the ability of Edison Mission Midwest Holdings to make distributions to its parent company, thereby eliminating distributions to EME. The provisions in the agreements binding on Edison Mission Midwest Holdings required it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $78 million into the cash flow recapture account as of September 30, 2003. In October 2003, Edison Mission Midwest Holdings deposited an additional $168 million based on the calculation of excess cash flow for the third quarter ended September 30, 2003. The funds in the cash flow recapture account were to be used only to meet debt service obligations of Edison Mission Midwest Holdings if funds were not otherwise available from working capital.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($246 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808 million tranches thereof. Therefore, on October 29, 2003, $130 million from the cash flow recapture account was applied to the $911 million tranche, and $116 million to the $808 million tranche, thereby reducing Edison Mission Midwest Holdings' debt obligations to $781 million and $692 million, respectively. In the future, so long as Edison Mission Midwest Holdings' ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade.

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

Credit Rating of Edison Mission Marketing & Trading

        Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts the ability of EME Homer City Generation L.P. (EME Homer City) to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2004. EME Homer City continues to be in compliance with the terms of the consent, although as a result of the recent downgrade of Edison Mission Marketing & Trading's corporate credit rating to B from BB-, the consent is now revocable. The owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the PJM market at any time on a spot-market basis. See "—Market Risk Exposures—Homer City Facilities."

Corporate Liquidity

        EME has a $212 million corporate credit facility that expires on September 17, 2004. At September 30, 2003, EME had borrowing capacity of $107 million and corporate cash and cash equivalents of $158 million.

        Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. EME expects its cash requirements during the next twelve months to be primarily comprised of:

  •
  $188 million in principal payments due under the Coal and Capex facility,

  •
  interest payments on its indebtedness, including interest payments to Midwest Generation related to intercompany loans,

  •
  collateral requirements in the form of letters of credit or cash margining in support of forward contracts for the sale of power from its merchant energy operations, and

  •
  general administrative expenses.

        The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Historical Distributions Received by Edison Mission Energy—Restricted Assets of EME's Subsidiaries." Also see "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2002. In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Payments." If EME's corporate credit facility is not refinanced or additional financing is not obtained on or before September 17, 2004, EME's ability to provide credit support for bilateral contracts for power and fuel related to its merchant energy operations will be severely limited. If EME is unable to provide such credit support, this will reduce the number of counterparties willing to enter into bilateral contracts with EME's subsidiaries, thus requiring EME's subsidiaries to rely on short-term markets instead of bilateral contracts. Furthermore, if this situation occurs, EME may not be able to meet margining requirements if forward prices for power increase significantly. Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment of damages incurred by reason of such termination.

        EME's corporate credit facility provides credit available in the form of cash advances or letters of credit. At September 30, 2003, $105 million of letters of credit were outstanding under Tranche B. In addition to the interest payments, EME pays a facility fee determined by its long-term credit ratings (1.00% at September 30, 2003) on the entire credit facility independent of the level of borrowings.

        Under the credit agreement governing its credit facility, EME has agreed to maintain an interest coverage ratio that is based on cash received by EME, including tax-allocation payments, cash disbursements and interest paid. At September 30, 2003, EME met this interest coverage ratio. The interest coverage ratio in the ring-fencing provisions of EME's certificate of incorporation and bylaws remains relevant for determining EME's ability to make distributions. See "—Interest Coverage Ratio."

        EME has entered into sale agreements with third parties for its interests in the Gordonsville project and a development project in Thailand, which are expected to be completed prior to December 31, 2003. EME is considering the sale of additional investments, including its interests in the EcoEléctrica and Brooklyn Navy Yard projects and in Four Star Oil & Gas, and plans to consider the sale of some or all of its international operations depending on, among other things, market prices. Management has not committed to the sale of any specific project other than the Gordonsville project and the development project in Thailand. There is no assurance that EME will complete the sale of the assets mentioned above, or any other assets, and no assurance that any sales completed will be on terms that recover EME's investment in these projects.

Discussion of Historical Cash Flow

Cash Flows From Operating Activities

        Net cash provided by operating activities:

	Nine Months Ended September 30,
	2003	2002
	(in millions)
Continuing operations	$490	$556
Discontinued operations	(1)	61

	$489	$617

        The lower operating cash flow from continuing operations in the first three quarters of 2003, compared to the first three quarters of 2002, reflects lower tax-allocation payments received from Edison International in 2003. EME received $89 million and $368 million in tax-allocation payments from Edison International during the first nine months of 2003 and 2002, respectively. For further discussion on the tax-allocation payments, see "—Intercompany Tax-Allocation Payments." Distributions from unconsolidated affiliates during the first nine months of 2003 were higher than the first nine months of 2002 primarily due to receipt of $151 million from the completion of the Sunrise project financing in September 2003. Distributions from unconsolidated affiliates in 2002 reflect the collection of past due accounts receivable from California utilities, arising from the California energy crisis, by EME's investments in California qualifying facilities which amounts were then distributed to their partners. The change in operating cash flow from continuing operations in the first three quarters of 2003 was also due to the timing of cash receipts and disbursements related to working capital items.

        Cash provided by operating activities from discontinued operations in 2002 reflects the settlement of working capital items from the Ferrybridge and Fiddler's Ferry power plants and operating income from the Lakeland power plant during the first nine months of 2002.

Cash Flows From Financing Activities

        Net cash provided by (used in) financing activities:

	Nine Months Ended September 30,
	2003	2002
	(in millions)
Continuing operations	$85	$(204)
Discontinued operations	—	(14)

	$85	$(218)

        Cash provided by financing activities from continuing operations during the first three quarters of 2003 included $275 million in borrowings used to finance the acquisition of the Taranaki power station by Contact Energy, EME's 51% owned subsidiary. Debt service payments of $76 million related to two of EME's subsidiaries were made in 2003. In addition, EME repaid $31 million in September 2003 of debt obligations due from the acquisition of the Spanish Hydro project.

        Cash used in financing activities from continuing operations during the first three quarters of 2002 consisted of payment at maturity of $100 million of senior notes, net payments of $80 million on EME's corporate credit facility, $44 million related to debt service payments of one of EME's subsidiaries, and payments of $86 million from its Coal and Capex facility. In addition, a wholly owned subsidiary borrowed $84 million under a note purchase agreement in January 2002. EME also received $54 million from a swap agreement with a bank related to lease payments for its Homer City facilities.

        Cash used in financing activities from discontinued operations in 2002 reflects repayments of long-term debt from the Lakeland power plant.

Cash Flows From Investing Activities

        Net cash used in investing activities:

	Nine Months Ended September 30,
	2003	2002
	(in millions)
Continuing operations	$(417)	$(122)
Discontinued operations	5	1

	$(412)	$(121)

        Cash used in investing activities from continuing operations during the first three quarters of 2003 included $275 million paid by Contact Energy for the acquisition of the Taranaki power station during the first quarter of 2003 and $60 million in equity contributions to the Sunrise and CBK projects. EME invested $105 million in the first nine months of 2003 in new plant and equipment principally related to the Illinois Plants, the Homer City facilities and Contact Energy.

        Cash used in investing activities from continuing operations during the first three quarters of 2002 included $80 million paid for the purchase of a power sales agreement held by a third party. EME invested $516 million in the first three quarters of 2002 in new plant and equipment principally related to the Valley Power Peaker project in Australia, the Illinois Plants, the Homer City facilities and payments related to three turbines to Siemens Westinghouse. Also, included in capital expenditures during the first three quarters of 2002 were payments for three turbines purchased under EME's Master Turbine Lease with funds from restricted cash of $61 million. Included in the first three quarters of 2002 investing activities was $86 million of restricted cash used to purchase the three turbines and satisfy EME's obligation related to the termination of EME's Master Turbine Lease, thereby reducing EME's restricted cash account. In addition, included in capital expenditures during the first nine months of 2002 was a $300 million payment for the Illinois peaker power units that were subject to a lease with $255 million received as a repayment of the note receivable held by EME. Through the first three quarters of 2002, $18 million was paid in equity contributions for Phase 2 of the Sunrise project. EME received proceeds of $44 million from the sales of its 50% interests in the Commonwealth Atlantic and James River projects and its 30% interest in the Harbor project during the first quarter of 2002. In addition, EME received $78 million as a return of capital from the Kern River and Sycamore projects subsequent to their receipt of payments of past due accounts receivable from Southern California Edison during the first quarter of 2002. Restricted cash totaling $53 million was used to meet EME's lease payment obligations.

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

	Nine Months Ended September 30,
	2003	2002
	(in millions)
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)(1)	$102	$—
Holding companies of other consolidated operating projects	87	21
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	74	112
Four Star Oil & Gas Company	15	21
Holding companies of other unconsolidated operating projects(3)	112	66

Total Distributions	$390	$220

(1)
Excludes $48 million distributed by EME Homer City from additional cash on hand due to accelerated payments received from its marketing affiliate, Edison Mission Marketing & Trading.

(2)
Distributions do not include either capital contributions made during the California energy crisis or the subsequent return of such capital. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

(3)
Includes $59 million of the $151 million proceeds from the Sunrise project financing. The remaining $92 million EME has classified as a return of capital.

        Total distributions to EME increased due to:

  •
  Distributions from Homer City due to increased generation and higher energy prices. The project did not make any distributions in the first three quarters of 2002 because of outages in the first half of 2002;

  •
  Distribution of $18 million from the First Hydro project in May 2003. The project did not make any distributions in the first three quarters of 2002 due to restrictions under its bond indenture;

  •
  Distribution of $18 million from the Doga project in July 2003. The project did not make any distributions until the fourth quarter of 2002;

  •
  Increased shareholder dividends from Contact Energy;

  •
  Distributions of $21 million from the Loy Yang B project in 2003. Restrictions on distribution from the Loy Yang B project were removed following completion of the refinancing of the Valley Power Peaker project construction loan in 2002; and

  •
  Initial distributions from the Sunrise project upon completion of project financing.

        Partially offset by:

  •
  Lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis); and

  •
  Lower Four Star dividends due to the repayment of project level debt.

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

        Edison Mission Midwest Holdings must also maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. EME expects that revenues for 2003 from Exelon Generation will represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders, could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration would result in an event of default under the

Powerton and Joliet leases. During the 12 months ended September 30, 2003, the historical debt service coverage ratio was 2.31 to 1 and the debt-to-capital ratio was 0.52 to 1.

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

        During the 12 months ended September 30, 2003, the senior rent service coverage ratio was 4.53 to 1.

First Hydro Holdings

        A subsidiary of First Hydro Holdings, First Hydro Finance plc, has issued £400 million of Guaranteed Secured Bonds due in 2021. In order to make a distribution, First Hydro Finance must be in compliance with the covenants specified in its bond indenture, including an interest coverage ratio. When measured for the twelve-month period ended December 31, 2002, First Hydro Holdings met the interest coverage ratio and made a distribution of $18 million on May 7, 2003. When measured for the twelve-month period ended June 30, 2003, First Hydro Holdings' interest coverage ratio was 1.49 to 1.

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

        The debt service coverage ratio is determined primarily based upon the amount of distributions received by the guarantors from the Big 4 projects during the relevant quarter divided by the debt service (principal and interest) on Edison Mission Energy Funding's notes and bonds paid or due in the relevant quarter. During the 12 months ended September 30, 2003, the debt service coverage ratio was 2.55 to 1. Although the credit ratings of Edison Mission Energy Funding's notes and bonds are below investment grade, this has no effect on the ability of the guarantors to make distributions to EME.

CBK Project

        EME holds a 50% interest in CBK Power Co Ltd. CBK Power operates under a 25-year build-rehabilitate-operate-transfer agreement with National Power Corporation for the 756 MW Caliraya-Botocan-Kalayaan hydro electric complex, located in the Republic of the Philippines, which EME refers to as the CBK project. On April 23, 2003, the President of the Republic of the Philippines signed into law the 2003 General Appropriations Act, which included a provision that stopped payments for two of the Kalayaan units by agencies of the Philippine government to CBK Power until specific conditions were met. On May 22, 2003, CBK Power and National Power Corporation, with the concurrence of Power Sector Assets and Liabilities Management Corporation (PSALM), entered into a settlement agreement. PSALM is a Philippine government-owned entity with responsibility for the electric power sector. The settlement agreement provides for specific concessions to National Power Corporation which have been deemed by the parties to satisfy the conditions included in the General Appropriations Act. The Secretary of Management and Budget confirmed to National Power Corporation that payments could be made to CBK Power using funds provided by the 2003 General Appropriations Act based on National Power Corporation's determination that the requirements of those provisions have been met. National Power Corporation has cleared all arrears owing to CBK Power and has made all payments since the signing of the settlement agreement in a timely manner. CBK Power has obtained its lender's consent to the modification to the build-rehabilitate-operate-transfer agreement.

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

        The following table sets forth the major components of the interest coverage ratio for the twelve months ended September 30, 2003 and the year ended December 31, 2002:

	September 30, 2003	December 31, 2002
	(in millions)
Funds Flow from Operations:
Operating Cash Flow(1) from Consolidated Operating Projects(2):
Illinois Plants(3)	$170	$294
Homer City	142	51
First Hydro	(30)	47
Other consolidated operating projects	170	158
Price risk management and energy trading	13	16
Distributions from unconsolidated Big 4 projects	100	137
Distributions from other unconsolidated operating projects	159	120
Interest income	6	8
Operating expenses	(139)	(139)

Total funds flow from operations	$591	$692

Interest Expense:
From obligations to unrelated third parties	$168	$178
From notes payable to Midwest Generation	113	115

Total interest expense	$281	$293

Interest Coverage Ratio	2.10	2.36

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

        The major factors affecting funds flow from operations during the twelve months ended September 30, 2003, compared to the year ended December 31, 2002, were:

  •
  lower earnings at the Illinois Plants primarily due to lower capacity revenue from the reduction in megawatts contracted under the power purchase agreements;

  •
  repayment of $29 million debt service reserve loan and loss on price risk management activities at First Hydro;

  •
  lower distributions from the Big 4 projects (in March 2002, Southern California Edison paid the Big 4 projects their past due accounts receivable that accrued during the California energy crisis);

  •
  higher revenues at Homer City due to increased generation and higher energy prices; and

  •
  distributions from the Sunrise project upon completion of project financing.

        Interest expense decreased by $12 million for the twelve months ended September 30, 2003, compared to the year ended December 31, 2002 due to a lower average debt balance.

        EME's interest coverage ratio for the twelve months ended September 30, 2003 was 2.10 to 1. Accordingly, under the "ring-fencing" provisions of EME's certificate of incorporation and bylaws, without unanimous board approval, EME is not permitted to pay dividends in the fourth quarter of 2003. EME did not pay or declare any dividends to Mission Energy Holding Company during the first nine months of 2003.

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

Financial Ratio	Covenant	Actual at September 30, 2003	Description
Recourse Debt to Recourse Capital Ratio	Less than or equal to 67.5%	61.6%	Ratio of (a) senior recourse debt to (b) sum of (i) shareholder's equity per EME's balance sheet adjusted by comprehensive income after December 31, 1999, plus (ii) senior recourse debt

Discussion of Recourse Debt to Recourse Capital Ratio

        The recourse debt to recourse capital ratio of EME at September 30, 2003 and December 31, 2002 was calculated as follows:

	September 30, 2003	December 31, 2002
	(in millions)
Recourse Debt(1)
Corporate Credit Facilities	$108	$140
Senior Notes	1,600	1,600
Guarantee of termination value of Powerton/Joliet operating leases	1,441	1,452
Coal and Capex Facility	188	182
Other	—	30

Total Recourse Debt to EME	$3,337	$3,404

Adjusted Shareholder's Equity(2)	$2,084	$2,066

Recourse Capital(3)	$5,421	$5,470

Recourse Debt to Recourse Capital Ratio	61.6%	62.2%

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

        During the nine months ended September 30, 2003, the recourse debt to recourse capital ratio decreased due to:

  •
  reduction in letters of credit outstanding under the corporate line of credit;

  •
  repayment of the Compagnie Generale Des Eaux loan associated with the Spanish Hydro project; and

  •
  increase in adjusted shareholder's equity as a result of $17 million net income for the nine months ended September 30, 2003.

        EME's indirect subsidiary, Midwest Generation, reported in its second quarter report on Form 10-Q an asset impairment charge of $475 million, after tax, related to the 2,698 MW gas-fired Collins Station. The impairment charge resulted from a write-down of the book value of capitalized assets related to the Collins Station from $858 million to an estimated fair market value of $78 million. The impairment charge by Midwest Generation is not reflected in the operating results of EME because the lease related to the Collins Station is treated in EME's financial statements as an operating lease and not as an asset and, therefore, is not subject to impairment for accounting purposes. EME is evaluating a number of debt restructuring alternatives, some of which could result in the consolidation of the Collins Station and recognition of a loss in the consolidated accounts of EME. A restructuring alternative that results in the consolidation of the Collins Station would require EME to obtain modifications to net worth covenants contained in its credit facilities and the guarantee it provides to the owner participants in the Powerton and Joliet sale-leaseback.

Subsidiary Financing Plans

        The estimated capital and construction expenditures of EME's subsidiaries for the fourth quarter of 2003 are $21 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations, except with respect to the Homer City project. Under the Homer City sale-leaseback agreements, EME has committed to provide funds for capital expenditures needed to complete the Homer City environmental improvement project. EME expects to contribute $24 million in 2003 to fund the completion of this project, of which $21 million was contributed during the first nine months of 2003.

Edison Mission Midwest Holdings

        As a result of the downgrade of the credit rating of Edison Mission Midwest Holdings by Standard & Poor's (see "—Credit Ratings of Edison Mission Midwest Holdings"), Edison Mission Midwest Holdings repaid $246 million on October 29, 2003 under its credit agreements with commercial lenders from funds deposited in the cash flow recapture account. The following table summarizes Edison Mission Midwest Holdings' debt maturities (in millions):

At September 30, 2003	Paid From Cash Flow Recapture Account	Balance After Payment	Due Date
$911	$(130)	$781	December 11, 2003
808	(116)	692	December 15, 2004

$1,719	$(246)	$1,473

        In addition, Edison Mission Midwest Holdings has a $150 million working capital facility (unused) which is scheduled to expire on December 15, 2004. Edison Mission Midwest Holdings has $781 million of debt maturing on December 11, 2003 which will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. The remaining net proceeds from this financing will be used to repay indebtedness of a foreign subsidiary under the Coal and CapEx facility guaranteed by EME. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled. For additional discussion see "—Liquidity and Capital Resources—Financing Plan for $781 Million Debt Maturity."

Loy Yang B

        On October 31, 2003, an affiliate of EME entered into an A$65 million subordinated amortizing facility consisting of a six-year A$50 million letter of credit facility and a six-year A$15 million amortizing cash facility. The letter of credit issued under the letter of credit facility replaces an A$50 million letter of credit outstanding under EME's corporate credit facility at September 30, 2003, which was due to expire in September 2004, thereby increasing EME's borrowing capacity under its corporate credit facility. Drawings under the amortizing cash facility will be used to prepay indebtedness of EME coming due in 2004.

Intercompany Tax-Allocation Payments

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International. These arrangements depend on Edison International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of EME and at least 80% of the value of such stock. A foreclosure by Mission Energy Holding Company's financing parties on EME's stock would make EME ineligible to participate in the tax-allocation payments. The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, Mission Energy Holding Company, EME, and other Edison International subsidiaries. The agreements to which EME is a party may be terminated by the immediate parent company at any time, by notice given before the first day of the first tax year with respect to which the termination is to be effective. However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice. EME has historically received tax-allocation payments related to domestic net operating losses incurred by EME. The right of EME to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's tax losses in the consolidated income tax returns for Edison International and its subsidiaries. During the nine-month period ended September 30, 2003, EME received $89 million in tax-allocation payments from Edison International. In the future, based on the application of the factors cited above, EME may be obligated during periods it generates taxable income to make payments under the tax-allocation agreements.

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

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first nine months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $199 million for 2004, $195 million for 2005, $89 million for 2006, and $91 million for 2007.

Gas Transportation Agreements

        In April 2003, the Sunrise project assumed EME's obligations under a gas transportation agreement, thereby reducing EME's contractual commitments to transport natural gas. EME's share of the commitment to pay minimum fees under its remaining gas transportation agreement, which has a term of 15 years, is currently estimated to be $2 million for the fourth quarter of 2003; $8 million for 2004; $8 million for 2005; $8 million for 2006; and $8 million for 2007.

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

        EME's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, fuel oil, coal and natural gas, and associated transportation costs and emission credits in the market areas where EME's merchant plants are located. Among the factors that influence the price of power in these markets are:

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

Americas

        EME performs a "value at risk" analysis in its daily business to measure, monitor and control its overall market risk exposure in respect of its Illinois Plants, its Homer City facilities, its Four Star investment, and its proprietary positions. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EME supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, in the case of the Homer City facilities, to the PJM and/or the New York Independent System Operator (NYISO) as well as utilities and power marketers. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale energy markets.

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

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, effective January 1, 2003, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW of capacity remain subject to power purchase agreements with Exelon Generation in 2003.

        Exelon Generation notified Midwest Generation on June 25, 2003 of the exercise of its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to the option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of the capacity of these units will no longer be subject to the power purchase agreement beginning January 1, 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2003. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        On October 1, 2003, Exelon Generation notified Midwest Generation of the exercise of its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station currently under contract for calendar year 2003. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these peaking units for the balance of 2003.

        As a result of notices given in 2003, as described above, effective January 1, 2004, Exelon Generation released an additional 880 MW of generating capacity, leaving 3,859 MW of capacity remaining subject to the power purchase agreements with Exelon Generation in 2004.

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

        During 2003 and 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation). "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first nine months of 2003:

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$42.62	$20.77	$30.81	$44.38	$21.46	$32.00
February	54.43	23.13	37.81	58.09	24.00	39.99
March	47.96	22.35	33.92	51.68	24.34	36.69
April	39.12	15.05	26.67	41.12	15.96	28.11
May	29.59	10.80	19.57	28.89	10.68	19.18
June	30.27	8.17	19.22	28.41	8.31	18.36
July	41.63	12.81	27.07	39.15	11.72	25.29
August	48.75	13.84	29.61	48.80	13.53	29.46
September	27.44	9.85	17.67	28.07	10.36	18.23

Nine-Month Average	$40.20	$15.20	$26.93	$40.95	$15.60	$27.48

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy" at September 30, 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*			Into Cinergy*
Forward Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
2003
October	$24.00	$13.50	$20.67	$25.10	$14.50	$21.98
November	27.30	16.50	21.06	29.87	17.00	22.43
December	31.10	17.50	23.94	33.77	18.00	25.46
2004 Calendar "strip"(2)	33.64	15.95	24.24	35.95	18.10	26.46

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

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. See "—Credit Risk," below.

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

        In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission, or the FERC. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved. Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. Such transmission procurement is expected to continue throughout 2003. There is considerable uncertainty about Commonwealth Edison's integration in PJM. For further details see "—Regulatory Matters." EME is unable to predict the outcome of these efforts or the effect of any final integration configuration on the markets into which Midwest Generation sells its power.

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

        The following table depicts the average market prices per megawatt-hour in PJM during the first nine months of 2003 and 2002:

	24-Hour PJM Historical Energy Prices*
	2003	2002
January	$36.56	$20.52
February	46.13	20.62
March	46.85	24.27
April	35.35	25.68
May	32.29	21.98
June	27.26	24.98
July	36.55	30.01
August	39.27	30.40
September	28.71	29.00

Nine-Month Average	$36.55	$25.27

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2003 was higher than the average historical market prices during the first nine months of 2002, although in September of each year the power prices were similar. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP) has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar. Thus, while forward prices at PJM West Hub have historically been higher than the prices at the Homer City busbar by less than 5%, increased congestion during the last 12 months at delivery points east of the Homer City facilities has resulted in prices at PJM West Hub being on average 8% higher than those at the Homer City busbar.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2003:

24-Hour PJM West Forward Energy Prices*
2003
October	$30.82
November	28.82
December	32.27
2004 Calendar "strip"(1)	32.84

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

        The wholesale price of electricity has decreased significantly in recent years. The reduction has been driven principally by surplus generating capacity and increased competition. During 2002 and the first quarter of 2003, there was further downward pressure on wholesale prices but some recovery in the peak/off peak differentials for the upcoming winter period. This recovery in the market continued during the summer with higher-than-expected demand and with a further increase in forward prices for the winter reflecting an expected reduction in the excess of available physical generating capacity over expected electrical demand.

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

        The New Zealand government released a government policy statement in December 2001, which called for the industry to rationalize the three existing industry codes, form a single governance structure and address transmission investment and pricing issues. The industry was unable to agree on new rules to facilitate the government policy statement.

        Subsequently, in May 2003, the New Zealand government announced that it would establish a new governance body to be known as the Electricity Commission along with a set of rules to govern the market. The industry was given the opportunity to comment on the new governance arrangements, with final submissions due in September 2003. The final decision on these arrangements is pending.

        During the winter of 2003, wholesale electricity prices increased significantly in response to lower hydro inflows, higher demand and anticipated restrictions on the availability of thermal fuel. The New Zealand government responded by calling for nationwide energy savings in the order of 10%. Recent rains and anticipated snowmelt have largely improved the earlier conditions with wholesale electricity prices returning to more normal levels. The national energy savings program ended in July 2003.

        However, there are ongoing concerns that new investment in generation has not been forthcoming and that there is a significant risk that similar events may arise in subsequent years. As a consequence the New Zealand government announced that it will take the following steps:

  •
  the Electricity Commission will be given responsibility for managing dry year reserve, expected to be through the procurement of reserve capacity; and

  •
  the Electricity Commission will be given additional reserve powers ranging from information disclosure to imposing hedge obligations on major users and generators.

        Submissions have been made in respect of the policy, which are currently being considered by the New Zealand government. Final details of the policy were released in September 2003, and it is expected that legislation will be passed by early next year.

        The New Zealand government announced in July 2003 that it would purchase a new 155 MW power plant before winter 2004 to increase electricity security. The plant is to be situated at Whirinaki, Hawkes Bay. The Electricity Commission will be required to include this plant in its portfolio of reserve energy. The Whirinaki plant will be located on a site leased to the government from Contact Energy and will also be operated under contract by Contact Energy.

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

        To manage credit risk, EME looks at the risk of a potential default by its counterparties. Credit risk is measured by the loss EME would record if its counterparties failed to perform pursuant to the terms of their contractual obligations. EME has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate its exposure to counterparty risk. EME may require counterparties to pledge collateral when deemed necessary. EME tries to manage the credit in its portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements including master netting agreements. The credit quality of EME's counterparties is reviewed regularly by EME's risk management committee. In addition to continuously monitoring its credit exposure to its counterparties, EME also takes appropriate steps to limit or lower credit exposure. Despite this, there can be no assurance that EME's actions to mitigate risk will be wholly successful or that collateral pledged will be adequate.

        EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) generally 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. The credit ratings supporting the credit risk exposure from counterparties of merchant energy activities at September 30, 2003 were as follows:

S&P Credit Rating	September 30, 2003
(in millions)
A or higher	$85
A-	23
BBB+	87
BBB	38
BBB-	9
Below investment grade(1)	12

Total	$254

(1)
This primarily relates to one counterparty that has provided a $10 million letter of credit to support EME's credit risk exposure.

        Exelon Generation accounted for 25% and 44% of EME's consolidated operating revenues for the first nine months of 2003 and 2002, respectively. The percentage is less in 2003 because a smaller number of plants are subject to contracts with Exelon Generation. See "Market Risk Exposures—Americas—Illinois Plants." Any failure of Exelon Generation to make payments to Midwest Generation under the power purchase agreements could result in a shortfall of cash available for Midwest Generation to meet its obligations. A default by Midwest Generation in meeting its obligations could in turn have a material adverse effect on EME.

        EME's contracted power plants and the plants owned by unconsolidated affiliates in which EME owns an interest sell power under long-term power purchase agreements. Generally, each plant sells its output to one counterparty. Accordingly, a default by a counterparty under a long-term power purchase agreement, including a default as a result of a bankruptcy, would likely have a material adverse effect on the operations of such power plant.

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects and the lease costs under the Collins Station lease. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $37 million and $27 million of additional interest expense for the nine months ended September 30, 2003 and 2002, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

        The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's total long-term obligations (including current portion) was $6.1 billion at September 30, 2003, compared to the carrying value of $6.4 billion.

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

        During the first nine months of 2003, foreign currencies in Australia, New Zealand and the U.K. increased in value compared to the U.S. dollar by 20%, 12% and 3%, respectively (determined by the change in the exchange rates from December 31, 2002 to September 30, 2003). The increase in value of these currencies was the primary reason for the foreign currency translation gain of $69 million during the first nine months of 2003.

        Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian and U.S. dollars with varying maturities through February 2006. At September 30, 2003, the outstanding notional amount of the contracts totaled $18 million and the fair value of the contracts totaled $(300) thousand.

        In addition, Contact Energy enters into cross-currency interest rate swap contracts in the ordinary course of business. These cross-currency swap contracts involve swapping fixed and floating-rate U.S. and Australian dollar loans into floating-rate New Zealand dollar loans with varying maturities through April 2018.

        EME will continue to monitor its foreign exchange exposure and analyze the effectiveness and efficiency of hedging strategies in the future.

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	September 30, 2003	December 31, 2002
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(45)	$(48)
Interest rate options	(1)	(2)
Commodity price:
Electricity	(29)	(100)
Cross-currency interest rate swaps	(49)	(2)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities (as of September 30, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$51	$30	$21	$—	$—
Prices based on models and other valuation methods	(80)	12	6	(14)	(84)

Total	$(29)	$42	$27	$(14)	$(84)

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

Energy Trading Derivative Financial Instruments

        EME's risk management and trading operations are conducted by its subsidiary, Edison Mission Marketing & Trading. As a result of a number of industry and credit-related factors, Edison Mission Marketing & Trading has minimized its price risk management and trading activities not related to

EME's power plants or investments in energy projects. To the extent Edison Mission Marketing & Trading engages in trading activities, Edison Mission Marketing & Trading seeks to manage price risk and to create stability of future income by selling electricity in the forward markets and, to a lesser degree, to generate profit from price volatility of electricity and fuels by buying and selling these commodities in wholesale markets. EME generally balances forward sales and purchase contracts and manages its exposure through a value at risk analysis as described under "—Commodity Price Risk."

        The fair value of the commodity financial instruments related to energy trading activities as of September 30, 2003 and December 31, 2002, are set forth below (in millions):

	September 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Electricity	$131	$35	$109	$15
Other	—	—	—	2

Total	$131	$35	$109	$17

        The change in the fair value of trading contracts for the quarter ended September 30, 2003, was as follows (in millions):

Fair value of trading contracts at December 31, 2002	$92
Net gains from energy trading activities	37
Amount realized from energy trading activities	(33)

Fair value of trading contracts at September 30, 2003	$96

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of September 30, 2003) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$3	$3	$—	$—	$—
Prices based on models and other valuation methods	93	(3)	5	9	82

Total	$96	$—	$5	$9	$82

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

        Currently, power produced by the Illinois Plants not under contract with Exelon Generation is sold using transmission which must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. In 2002, Commonwealth Edison applied to the FERC for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market. Approval of this application was granted by the FERC on April 1, 2003. Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response to this announcement, EME and other affected parties filed with the FERC for clarification or rehearing of its April 1, 2003 order, and essentially contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis. The FERC clarified that a series of pre-conditions imposed by an order issued on July 31, 2002, tentatively approving the stated decisions of Commonwealth Edison and American Electric Power to join PJM together, continue to be applicable to the separate application of Commonwealth Edison to join PJM standing alone. Those conditions include (a) the elimination of multiple transmission rates between PJM and the Midwest Independent System Operator (Midwest ISO), which controls the transmission markets surrounding the service territory of Commonwealth Edison, and (b) an agreement between PJM and the Midwest ISO regarding the management of operations across their "seams," which are required to be done in such a manner as to hold harmless utility customers of the Midwest ISO in Wisconsin and Michigan from the adverse effects of congestion and loop flows caused by the membership of Commonwealth Edison in PJM. On August 1, 2003, Commonwealth Edison filed a notice of appeal of the July 31, 2002 order and the June 4, 2003 order on rehearing with the U.S. Court of Appeals for the D.C. Circuit.

        On August 20, 2003, PJM issued a press release announcing the delay of Commonwealth Edison's integration in PJM which was previously planned for November 1, 2003. PJM intends to review the events surrounding the August 14, 2003 blackout to ensure that the Joint Operating Agreement and associated reliability plan with the Midwest ISO will enhance the reliability performance. As the investigation proceeds, PJM will determine a revised schedule for Commonwealth Edison's market integration in PJM. Such integration is not expected to take place during 2003.

        On July 23, 2003, the FERC issued an order finding that the regional through and out rates (RTORs) of the Midwest ISO and PJM are unjust and unreasonable when applied to transactions sinking within the proposed Midwest ISO/PJM footprint and directed Midwest ISO and PJM to make a compliance filing within thirty days eliminating the RTORs. The FERC also initiated an investigation and hearing to determine whether the through and out rate under the tariffs of individual former Alliance Companies are unjust, unreasonable or unduly discriminatory or preferential for transactions sinking in the proposed Midwest ISO/PJM footprint. On October 14, 2003, the FERC issued an order extending the effective date for the elimination of Midwest ISO and PJM RTORs. The new deadline for the elimination of such rates will be set in the order on rehearing, which the FERC intends to issue in the near future.

        On September 29 and 30, 2003, the FERC held a hearing and inquiry into regional transmission organization issues related to the Midwest ISO and PJM. The purpose of the inquiry was to gather sufficient information to move forward in resolving the commitment made by several entities, including Commonwealth Edison, to establish a joint and common market in the Midwest and PJM region. The inquiry explored the impediments to the former Alliance Companies' participation in either the Midwest ISO or PJM. See also "Market Risk Exposures—Commodity Price Risk—Americas—Illinois Plants."

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

        Prior to EME's purchase of the Homer City facilities, the United States Environmental Protection Agency, or EPA, requested information under Section 114 of the Clean Air Act from the prior owners of the plant concerning physical changes at the plant. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act new source review, or NSR, requirements. On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the EPA. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no enforcement-related proceedings have been initiated by the EPA with respect to any of EME's United States facilities.

        A federal district court, ruling on a lawsuit filed by the EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the NSR program within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits. On August 26, 2003, another federal district court, ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        In addition, however, the EPA, on October 27, 2003, issued its final rule (effective December 26, 2003) revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This regulation may mitigate some or all of the potential impact of the Ohio Edison decision, particularly as to future repair and replacement projects.

        Both recent judicial decisions and the newly issued regulation are currently under review by EME to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by EME or its subsidiaries, or on EME's results of operations or financial position.

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

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on EME's consolidated financial statements.

        Statement of Financial Accounting Standards No. 150.    Effective July 1, 2003, EME adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate. At July 1, 2003, EME's company-obligated mandatorily redeemable securities and redeemable preferred stock were reclassified from the mezzanine equity section to the liability section of EME's consolidated balance sheet. Dividend payments on these instruments are being recorded as interest expense commencing July 1, 2003 on EME's consolidated statements of income. Prior period financial statements are not permitted to be restated for either of these changes. Therefore, there was no cumulative impact due to this accounting change incurred upon adoption. See disclosures regarding these preferred securities in Note 8—Preferred Securities.

        Emerging Issues Task Force No. 01-08.    In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," which provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." A lease is defined as an agreement conveying the right to use property, plant, or equipment (land and/or depreciable assets), usually for a stated period of time. The guidance issued by the EITF could affect the classification of a power sales agreement that meets specific criteria, such as a power sales agreement for substantially all of the output from a power plant to one customer. If a power sales agreement meets the guidance issued by the EITF, it would be accounted for as a lease subject to SFAS No. 13. The consensus is effective prospectively for EME arrangements entered into or modified after June 30, 2003. The consensus had no impact on EME's consolidated financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on EME's financial statements. See disclosure regarding guarantees and indemnities in Note 9—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Other Statement of Financial Accounting Standards No. 133 Guidance.    In June 2003, the Derivative Implementation Group of the FASB under Statement No. 133 Implementation Issue Number C20 issued clarifying guidance related to pricing adjustments in contracts that qualify under the normal purchases and normal sales exception under SFAS No. 133. This implementation guidance became effective on October 1, 2003. EME is currently re-evaluating which contracts, if any, that have previously been designated as normal purchases or normal sales would now not qualify for this exception.

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in net gains (losses) from price risk management and energy trading in the accompanying Consolidated Income Statements. The consensus is effective prospectively for EME transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003.

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

        EME has concluded that it is the primary beneficiary of Brooklyn Navy Yard Cogeneration Partners L.P. since EME expects to absorb the majority of Brooklyn Navy Yard Cogeneration Partners L.P.'s losses, if any, and expects to receive a majority of Brooklyn Navy Yard Cogeneration Partners L.P.'s residual returns, if any. Accordingly, EME will consolidate Brooklyn Navy Yard Cogeneration

Partners L.P. effective October 1, 2003. In accordance with the transition provisions of FIN 46, the consolidation of Brooklyn Navy Yard Cogeneration Partners L.P. will be based on the historical cost of the assets, liabilities and non-controlling interest which would have been carried by EME effective when EME became the primary beneficiary. This means that EME will consolidate the assets and liabilities of Brooklyn Navy Yard Cogeneration Partners L.P. using the October 1, 2003 balance sheet and eliminate intercompany balances. EME expects the consolidation of this entity to increase total assets by approximately $364 million and total liabilities by approximately $440 million. Furthermore, EME expects to record a loss of approximately $76 million in the fourth quarter of 2003 as a cumulative change of accounting as a result of consolidating this variable interest entity. This loss is primarily due to cumulative losses allocated to the other 50% partner in excess of equity contributions recorded.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
99.1	Homer City Facilities Funds Flow From Operations for the twelve months ended September 30, 2003.
99.2	Illinois Plants Funds Flow From Operations for the twelve months ended September 30, 2003.

(b)   Reports on Form 8-K

Date of Report	Date Filed	Item(s) Reported
August 5, 2003	August 5, 2003	12	*
September 15, 2003	September 16, 2003	5

*
Reports on Form 8-K reporting events under Item 12 thereunder are furnished to, not filed with, the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President, Chief Financial Officer and Treasurer
Date:	November 14, 2003

QuickLinks

TABLE OF CONTENTS
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Dollars in millions, Unaudited)
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
SIGNATURES