Form 10-Q
period 2004-03-31
EDISON MISSION ENERGY
filed 2004-05-07
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

       Number of shares outstanding of the registrant's Common Stock as of May 7, 2004: 100 shares (all shares held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
	PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	60
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	61
	Signatures	63

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Revenues
Electric revenues	$773,064	$680,933
Net gains (losses) from price risk management and energy trading	1,519	(6,830)
Operation and maintenance services	8,610	9,357

Total operating revenues	783,193	683,460

Operating Expenses
Fuel	293,809	276,887
Plant operations and transmission costs	217,759	202,826
Plant operating leases	50,951	51,468
Operation and maintenance services	7,176	6,379
Depreciation and amortization	74,004	71,831
Administrative and general	44,511	38,047

Total operating expenses	688,210	647,438

Operating income	94,983	36,022

Other Income (Expense)
Equity in income from unconsolidated affiliates	64,830	63,837
Interest and other income	4,954	6,778
Gain on sale of assets	43,489	—
Interest expense	(135,548)	(116,823)
Dividends on preferred securities	—	(5,594)

Total other income (expense)	(22,275)	(51,802)

Income (loss) from continuing operations before income taxes and minority interest	72,708	(15,780)
Provision (benefit) for income taxes	29,068	(11,360)
Minority interest	(12,406)	(4,061)

Income (Loss) From Continuing Operations	31,234	(8,481)
Income from operations of discontinued foreign subsidiaries, net of tax (Note 6)	38	228

Income (Loss) Before Accounting Change	31,272	(8,253)
Cumulative effect of change in accounting, net of tax (Note 13)	—	(8,571)

Net Income (Loss)	$31,272	$(16,824)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Income (Loss)	$31,272	$(16,824)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax provision (benefit) of $1,517 and $(965) for the three months ended March 31, 2004 and 2003, respectively	22,306	21,288
Minimum pension liability adjustment	(348)	201
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $31,352 and $17,596 for the three months ended March 31, 2004 and 2003, respectively	(46,680)	(3,147)
Reclassification adjustments included in net income (loss), net of income tax benefit of $15,751 and $3,932 for the three months ended March 31, 2004 and 2003, respectively	20,946	(1,269)

Other comprehensive income (loss)	(3,776)	17,073

Comprehensive Income	$27,496	$249

The accompanying notes are an integral part of these consolidated financial statements

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$554,808	$503,910
Accounts receivable—trade, net of allowance of $7,897 in 2004 and $6,470 in 2003	293,977	353,887
Accounts receivable—affiliates	29,465	29,987
Assets under price risk management and energy trading	32,514	48,355
Inventory	148,946	165,531
Prepaid expenses and other	153,021	203,704

Total current assets	1,212,731	1,305,374

Investments in Unconsolidated Affiliates	1,584,312	1,607,226

Property, Plant and Equipment	8,560,622	8,684,811
Less accumulated depreciation and amortization	1,292,263	1,262,660

Net property, plant and equipment	7,268,359	7,422,151

Other Assets
Goodwill	886,593	867,164
Deferred financing costs	59,862	66,604
Long-term assets under price risk management and energy trading	108,351	96,990
Restricted cash	278,445	338,268
Rent payments in excess of levelized rent expense under plant operating leases	218,067	213,686
Other long-term assets	164,931	153,933

Total other assets	1,716,249	1,736,645

Assets of Discontinued Operations	6,218	6,122

Total Assets	$11,787,869	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2004	December 31, 2003
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$1,277	$3,068
Accounts payable and accrued liabilities	396,384	479,958
Liabilities under price risk management and energy trading	262,587	163,199
Interest payable	93,707	101,169
Short-term obligations	36,119	52,418
Current maturities of long-term obligations	838,309	855,845

Total current liabilities	1,628,383	1,655,657

Long-Term Obligations Net of Current Maturities	5,182,084	5,331,313

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,271,418	1,290,059
Deferred revenue	467,348	577,453
Long-term incentive compensation	28,890	29,695
Long-term liabilities under price risk management and energy trading	115,349	138,098
Junior subordinated debentures	154,639	154,639
Preferred securities subject to mandatory redemption	166,450	164,050
Other	322,801	318,219

Total long-term deferred liabilities	2,526,895	2,672,213

Liabilities of Discontinued Operations	322	581

Total Liabilities	9,337,684	9,659,764

Minority Interest	519,619	514,978

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,634,034	2,632,954
Retained deficit	(741,911)	(772,397)
Accumulated other comprehensive loss	(25,687)	(21,911)

Total Shareholder's Equity	1,930,566	1,902,776

Total Liabilities and Shareholder's Equity	$11,787,869	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities
Income (loss) from continuing operations, after accounting change, net	$31,234	$(17,052)
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(64,830)	(63,837)
Distributions from unconsolidated affiliates	26,443	29,946
Depreciation and amortization	74,004	71,831
Minority interest	12,406	4,061
Deferred taxes and tax credits	8,098	(18,011)
Gain on sale of assets	(43,489)	—
Cumulative effect of change in accounting, net of tax	—	8,571
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	35,813	(57,473)
Decrease in inventory	8,608	18,247
Decrease (increase) in prepaid expenses and other	(174)	33,602
Decrease (increase) in rent payments in excess of levelized rent expense	312	(5,038)
Increase (decrease) in accounts payable and accrued liabilities	(71,982)	12,265
Decrease in interest payable	(4,229)	(3,246)
Decrease in net assets under risk management	10,562	5,384
Other operating, net	(15,253)	(20,758)

	7,523	(1,508)
Operating cash flow from discontinued operations	(135)	20

Net cash provided by (used in) operating activities	7,388	(1,488)

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	22,010	226,797
Payments on long-term debt agreements	(68,348)	(36,104)
Short-term financing and lease swap agreements, net	(16,354)	133,624
Cash dividends to minority shareholders	—	(453)
Financing costs	—	(1,098)

Net cash provided by (used in) financing activities	(62,692)	322,766

Cash Flows From Investing Activities
Investments in and loans to energy projects	6,780	(22,321)
Purchase of common stock of acquired companies	—	(274,813)
Capital expenditures	(22,097)	(56,484)
Proceeds from return of capital and loan repayments	1,915	11,903
Proceeds from sale of interest in projects	118,027	—
Decrease in restricted cash	43,628	3,200
Investments in other assets	(9,098)	10,071

	139,155	(328,444)
Investing cash flow from discontinued operations	(229)	4,434

Net cash provided by (used in) investing activities	138,926	(324,010)

Effect of exchange rate changes on cash	1,460	9,268
Effect on cash from de-consolidation of subsidiaries	(34,231)	—

Net increase in cash and cash equivalents	50,851	6,536
Cash and cash equivalents at beginning of period	504,093	647,240

Cash and cash equivalents at end of period	554,944	653,776
Cash and cash equivalents classified as part of discontinued operations	(136)	(125)

Cash and cash equivalents of continuing operations	$554,808	$653,651

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars in millions, Unaudited)

Note 1. General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

       Edison Mission Energy's (EME's) significant accounting policies are described in Note 2 to its Consolidated Financial Statements as of December 31, 2003 and 2002, included in EME's annual report on Form 10-K for the year ended December 31, 2003. EME follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for variable interest entities (see Note 14). This quarterly report should be read in connection with such financial statements.

       Terms used but not defined in this report are defined in EME's annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or shareholder's equity.

       EME's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the consolidated financial statements included in its 2003 annual report on Form 10-K have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that matures in December 2004 raises substantial doubt about EME's ability to continue as a going concern. In April 2004, all of the outstanding debt of Edison Mission Midwest Holdings was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 15—Subsequent Event.

Note 2. Dispositions

       On March 31, 2004, EME completed the sale of its 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P. to a third party for a sales price of approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment and a pre-tax loss of approximately $4 million during the first quarter of 2004 due to changes in the terms of the sale.

       On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Note 3. Goodwill and Intangible Assets

       Effective January 1, 2002, EME adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards requiring goodwill not to be amortized but rather tested for impairment at least annually at the reporting unit level. EME will perform its annual evaluation of goodwill on October 1, 2004 or sooner if indicators of impairment exist.

       Included in "Other long-term assets" on EME's consolidated balance sheet at March 31, 2004 and December 31, 2003 are customer contracts with a gross carrying amount of $105 million and $104 million, respectively, and accumulated amortization of $14 million and $12 million, respectively. The contracts have a weighted average amortization period of 20 years. For the three months ended March 31, 2004 and 2003, the amortization expense was $2 million and $1 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2004 through 2008 is approximately $6 million each year.

       Changes in the carrying amount of goodwill, by geographical segment, for the three months ended March 31, 2004 are as follows:

	Americas	Asia Pacific	Europe	Total
Carrying amount at December 31, 2003	$2	$561	$304	$867
Translation adjustments and other	—	11	9	20

Carrying amount at March 31, 2004	$2	$572	$313	$887

Note 4. Inventory

       Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
Coal and fuel oil	$76	$90
Spare parts, materials and supplies	73	76

Total	$149	$166

Note 5. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$145	$(156)	$(11)	$(22)
Current period change	22	(26)	—	(4)

Balance at March 31, 2004	$167	$(182)	$(11)	$(26)

       The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at March 31, 2004, was a loss of $84 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at March 31, 2004, was a loss of $98 million.

       Unrealized losses on commodity hedges included those related to the hedge agreement with the State Electricity Commission of Victoria for electricity prices from the Loy Yang B project in Australia, and Homer City and Midwest Generation forward electricity contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices. Unrealized losses on interest rate hedges included those related to EME's share of interest rate swaps of its unconsolidated affiliates, the Loy Yang B project and the Spanish Hydro project.

       As EME's hedged positions are realized, approximately $55 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2004 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. The maximum period over which EME has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 13 years. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $5 million and $(8) million during the first quarters of 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

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

       The balance sheet at March 31, 2004 and December 31, 2003, is comprised of current assets of $5 million, for each period, and other long-term assets of $1 million, for each period. In addition, there were current liabilities of $1 million at December 31, 2003.

Lakeland Project

       In 2001, EME ceased consolidating the activities of Lakeland Power Ltd. when an administrator receiver was appointed following a default by Norweb Energi Ltd, the counterparty to a long-term power sales agreement. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. In 2003, a third party completed the purchase of the Lakeland power plant from the administrative receiver for £24 million. The proceeds from the sale and existing cash were used to fund partial repayment of the outstanding debt owed to secured creditors of the project. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors. Any residual amount will be distributed to EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. There is no assurance that there will be any cash available to distribute from the ultimate resolution of this claim.

Note 7. Employee Benefit Plans

Pension Plans

       EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $13 million to its United States pension plans in 2004. As of March 31, 2004, $3 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense for United States plans are:

	Three Months Ended March 31,
	2004	2003
Service cost	$4	$4
Interest cost	2	2
Expected return on plan assets	(1)	(1)
Net amortization and deferral	—	—

Total expense	$5	$5

       EME expects to contribute approximately $4 million to its foreign pension plans in 2004. As of March 31, 2004, $1 million in contributions have been made.

       Components of pension expense for foreign plans are:

	Three Months Ended March 31,
	2004	2003
Service cost	$5	$4
Interest cost	10	8
Expected return on plan assets	(10)	(10)
Curtailment/settlement	—	8
Net amortization and deferral	1	—

Total expense	$6	$10

Postretirement Benefits Other Than Pensions

       EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its postretirement benefits other than its pension plan in 2004. As of March 31, 2004, $0.1 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2004.

       Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2004	2003
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	—	—
Net amortization and deferral	—	—

Total expense	$1	$1

Note 8. Commitments and Contingencies

Capital Improvements

       At March 31, 2004, EME's subsidiaries had firm commitments to spend approximately $71 million on construction and other capital investments during 2004 through 2008. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from these operations. The construction and other capital expenditures primarily relate to the construction of a power plant in New Zealand by Contact Energy and planned improvements at Midwest Generation.

Commercial Commitments

Introduction

       EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

       At March 31, 2004, standby letters of credit aggregated $144 million and were scheduled to expire as follows: 2004—$90 million; 2005—$15 million; and 2008 and thereafter—$39 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station, Powerton and Joliet plants in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries has entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 15—Subsequent Event), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At March 31, 2004, Midwest Generation had $11 million recorded as a liability related to this matter and had made $1 million in payments.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

       On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a fifty percent partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard) to BNY Power Partners LLC. Brooklyn Navy Yard

owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At March 31, 2004, EME recorded a liability of $10 million related to this indemnity.

Guarantee of 50% of TM Star Fuel Supply Obligations—

       TM Star was formed for the limited purpose of selling natural gas to March Point Cogeneration Company, an affiliate through common ownership, under a fuel supply agreement that extends through December 31, 2011. TM Star had entered into fuel purchase contracts with unrelated third parties to meet a portion of the obligations under the fuel supply agreement. EME had guaranteed 50% of TM Star's obligation under the fuel supply agreement to March Point Cogeneration Company. Due to the nature of the obligation under this guarantee, a maximum potential liability could not be determined. TM Star met its obligations to March Point Cogeneration Company, and, accordingly, no claims against this guarantee were made. TM Star was merged into March Point Cogeneration Company effective as of January 16, 2004, and this guarantee terminated by operation of law as of that date.

Capacity Indemnification Agreements—

       EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of March 31, 2004, if payment were required, would be $172 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

Bank Indemnity under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account—

       EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $26 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

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

Subsidiary Guarantees for Performance of Unconsolidated Affiliates—

       A subsidiary of EME has guaranteed the obligations of an unconsolidated affiliate to make payments to a third party for power delivered under a fixed-price power sales agreement. This agreement runs through 2007. EME believes there is sufficient cash flow to pay the power suppliers, assuming timely payment by the power purchasers. Due to the nature of this indemnity, a maximum potential liability cannot be determined. To the extent EME's subsidiary would be required to make payments under the guarantee, EME's subsidiary and EME are indemnified by Peabody Energy Corporation pursuant to the 2000 Purchase and Sale Agreement for Citizens Power LLC. EME's subsidiary has not recorded a liability related to this indemnity.

Contingencies

Legal Developments Affecting Sunrise Power Company

       Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. The defendants in the Millar lawsuit and other class action suits removed all the lawsuits to the U.S. District Court, Northern District of California, and filed a motion to stay all proceedings pending final resolution of the jurisdictional issue. On July 9, 2003, Judge Whaley of the U.S. District Court concluded the federal court lacked jurisdiction and remanded the case to the originating San Francisco Superior Court. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, James Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court. After various procedural motions, the case has been assigned to Judge Whaley in San Diego, who will hear plaintiff's motion to remand and any motions to dismiss later this year. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Supply Contract from NRG Power Marketing

       EMMT is obligated to provide electricity to an unconsolidated 25%-owned affiliate, CL Power Sales Eight, L.L.C., referred to as CL Eight. EMMT has entered into purchase agreements for a portion of the volumes due under the supply contract. Current market prices exceed the price which CL Eight is required to pay to EMMT for the electricity delivered. To the extent EMMT suffers losses as a result of being required to resell such electricity for less than it paid to purchase it, EMMT and EME are indemnified by Peabody Energy Corporation pursuant to the 2000 Purchase and Sale Agreement for the acquisition of Citizens Power LLC.

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

Three Months Ended	Americas	Asia Pacific	Europe	Corporate/ Other	Total
March 31, 2004
Operating revenues from consolidated subsidiaries	$359	$261	$161	$—	$781
Net gains (losses) from price risk management and energy trading	1	(1)	2	—	2

Total operating revenues	$360	$260	$163	$—	$783

Income (loss) from continuing operations before income taxes and minority interest	$83	$65	$38	$(113)	$73

March 31, 2003
Operating revenues from consolidated subsidiaries	$367	$193	$132	$(2)	$690
Net gains (losses) from price risk management and energy trading	4	(6)	(5)	—	(7)

Total operating revenues	$371	$187	$127	$(2)	$683

Income (loss) from continuing operations before income taxes and minority interest	$39	$16	$24	$(95)	$(16)

Note 10. Investments in Unconsolidated Affiliates

       The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the California Power Group, Watson Cogeneration Company, PT Paiton Energy and ISAB Energy S.r.l. The California Power Group (not a legal entity) consists of Kern River Cogeneration Company, Sycamore Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, and Sunrise Power Company, LLC. For the three months ended March 31, 2003, the significant subsidiary investments also included Four Star Oil & Gas Company. EME sold 100% of its stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, on January 7, 2004. Therefore, Four Star Oil & Gas is not included in the balances for the three months ended March 31, 2004.

	Three Months Ended March 31,
	2004	2003
Operating revenues	$517	$560
Operating income	134	161
Income before accounting change	82	122
Net income	82	104

Note 11. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2004	2003
Cash paid
Interest (net of amount capitalized)	$133	$111
Income taxes (receipts)	26	(2)
Cash payments under plant operating leases	57	58
Details of assets acquired
Fair value of assets acquired	$—	$333
Liabilities assumed	—	58

Net cash paid for acquisitions	$—	$275

Non-cash activities from de-consolidation of variable interest entities
Assets	$220	$—
Liabilities	254	—

Note 12. Stock-based Compensation

       Edison International has three stock-based employee compensation plans, which are described more fully in Note 16—Stock Compensation Plans, included in EME's annual report on Form 10-K for the year ended December 31, 2003. EME accounts for those plans using the intrinsic value method. Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if EME had used the fair value accounting method.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$31	$(17)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)

Pro forma net income (loss)	$33	$(17)

Note 13. Cumulative Effect of Change in Accounting Principle

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

Note 14. New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under this interpretation, the primary beneficiary is the variable interest holder that absorbs a majority of expected losses; or if no variable interest holder meets this criteria, then it is the variable interest holder that receives a majority of the expected residual returns. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

Variable Interest Entities

       EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at March 31, 2004	Ownership Interest at March 31, 2004	Description
Paiton	East Java, Indonesia	$580	45%	Coal-fired facility
EcoEléctrica	Peñuelas, Puerto Rico	275	50%	Liquefied natural gas cogeneration facility
Watson	Carson, CA	91	49%	Cogeneration facility
Sunrise	Fellows, CA	84	50%	Gas-fired facility
ISAB	Sicily, Italy	84	49%	Gasification facility
CBK	Manila, Philippines	74	50%	Pumped-storage hydro electric facility
Sycamore	Bakersfield, CA	53	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	52	50%	Cogeneration facility
Kern River	Bakersfield, CA	42	50%	Cogeneration facility
IVPC4 Srl	Italy	39	50%	Wind facilities
Doga	Esenyurt, Turkey	24	80%	Cogeneration facility
Tri Energy	Bangkok, Thailand	19	25%	Gas-fired facility

       EME has determined that it is not the primary beneficiary in these entities and accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities will continue to be generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the following two projects due to the provisions of long-term power contracts which are variable interests. Accordingly, EME deconsolidated these projects at March 31, 2004:

  •
  Doga Project—Based on current guidance related to FIN 46R, the power sales contract with Türkiye Elektrik Dagitim Anonim Sirketi ("TEDAS") is considered a variable interest due to the energy price provisions that absorb the risk of changes in operating costs and the transfer of ownership of the cogeneration plant to TEDAS at the end of the power sales contract. After considering the power sales contract a variable interest, EME determined that it was not the primary beneficiary under FIN 46R and accordingly, deconsolidated this project on March 31, 2004. EME will record its interest in the Doga project on the equity method beginning April 1, 2004.

  •
  Kwinana Project—Based on current guidance related to FIN 46R, the power sales contracts with British Petroleum Kwinana Refinery and Western Power are considered variable interests due to the energy price provisions that absorb the risk of changes in operating costs. After considering the power sales contracts as variable interests, EME determined that it was not the primary beneficiary under FIN 46R and accordingly, deconsolidated this project on March 31, 2004. EME will record its interest in the Kwinana project on the equity method beginning April 1, 2004. EME's interest in the Kwinana project is not a significant variable interest and, therefore, is not included in the table above.

Note 15. Subsequent Event

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured credit facility. This credit facility matures on April 26, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these proceeds unless and until an event of default occurs under its corporate credit facility.

       In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrently with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured institutional term loan facility. The term loans mature on April 27, 2011 and bear interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loans on each quarterly payment date. Midwest Generation also entered into a new three-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. Midwest Generation used the proceeds of the notes issuance and the term loans to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which was guaranteed by Midwest Generation and was due in December of this year, and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support for forward contracts with third party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated from the Illinois Plants. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all of the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million, including accrued interest and fees. This amount repaid the $774 million of lease debt outstanding, accrued interest and fees, and the amount owing to the lease equity investor upon an early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and, subject to its power purchase agreement with Exelon Generation, plans to abandon the Collins Station or sell it to a third party. EME expects to record a pretax loss of approximately $1 billion (approximately $620 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned abandonment or sale of the asset. Prior to termination of the lease, EME reached an agreement with the lease equity investors in the Powerton-Joliet leases to waive the net worth covenant included in the EME lease equity guarantee provided to them and, accordingly, the reduction in shareholder equity resulting from the loss on termination of the Collins Station lease did not result in a default under this guarantee.

       If termination of the Collins Station lease is followed by abandonment or sale to a third party as currently planned, EME anticipates that the termination payment would result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements are based on Edison Mission Energy's (EME's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2003, and as compared to the three months ended March 31, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the first quarter of 2004, and a discussion of EME's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

       During the first quarter of 2004, management's focus has been particularly committed to the refinancing of the Illinois Plants and the sale of its international assets.

Completion of Midwest Generation Refinancing

       On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes and entered into a new credit agreement, which includes a $700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility. Proceeds from these transactions were used to refinance $693 million of indebtedness (plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees. The new working capital facility replaced an existing working capital facility. Completion of these financings was a major goal of 2004. See "Liquidity and Capital Resources—Key Financing Developments—Midwest Generation Financing Developments" for further details related to these financings. Also, see "Liquidity and Capital Resources—Termination of the Collins Station Lease" for details related to termination of the Collins Station lease.

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new three-year $98 million secured credit facility. In addition, EME repaid the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Selling Some or All of EME's International Operations

       As indicated in EME's annual report on Form 10-K, EME has engaged investment bankers to market for sale its international project portfolio. The marketing efforts continue to progress, and an announcement will be made once one or more buyers are selected and successful negotiations are concluded.

Overview of EME's First Quarter Financial Performance

       EME's financial performance in the first quarter of 2004 improved over the first quarter of 2003 with a number of important items affecting performance:

  •
  Power prices for merchant sales from the Illinois Plants improved over 2003 driven largely by higher natural gas prices. During the first quarter of 2004, the average realized price of power sold from the Illinois merchant plants from coal-fired generation was $28.90 compared to $25.48 during the first quarter of 2003.

  •
  The availability factor of the Illinois Plants related to coal-fired generation was 82.5% during the first quarter of 2004 compared to 74.4% during the first quarter of 2003. EME's Homer City facilities had an unplanned outage related to Unit 1, but maintenance plans were adjusted to bring forward into the first quarter an outage scheduled for May 2004, thereby partially mitigating the impact for the year.

  •
  EME's international operations were positively affected by strengthening foreign exchange rates.

  •
  The 2004 results included a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project.

Elimination of Restrictions on Dividends to MEHC

       EME amended its certificate of incorporation and bylaws to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis. The ring fencing provisions were implemented to protect EME's credit rating from the negative events then affecting Edison International and its subsidiary, Southern California Edison. Management believes that these provisions, which included dividend restrictions and a requirement to maintain an independent director, are no longer necessary.

       EME expects to make a dividend of approximately $75 million to its parent, Mission Energy Holding Company, or MEHC, during the next three months in order to provide funds for MEHC to pay its obligations with respect to the exercise by its term loan lenders of a $100 million put option.

Expansion of PJM in Illinois

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission, or the FERC, to join the PJM System effective May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the Midwest Independent System Operation, or MISO. The effect of this order is that the so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Accordingly, EME will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as PJM's Northern Illinois Control Area, or NICA. The FERC has included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004. See "Market Risk Exposures—Commodity Price Risks—Americas—Illinois Plants."

       EME is continuing to monitor the activities at the FERC related to the expansion of PJM in Illinois and advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

Dispositions of Investments in Energy Plants

       On March 31, 2004, EME completed the sale of its 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P. to a third party for a sales price of approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment and a pre-tax loss of approximately $4 million during the first quarter of 2004 due to changes in the terms of the sale.

       On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Critical Accounting Policies and Estimates

       For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 47 of EME's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

       This section discusses operating results for the first quarters of 2004 and 2003, first from the point of view of EME on a consolidated basis and thereafter with respect to each of the three regional segments. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Page
Consolidated Operating Results	24
Regional Operating Results	27
New Accounting Pronouncements	35

Consolidated Operating Results

Net Income (Loss) Summary

       Net income (loss) is comprised of the following components:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Income (loss) from continuing operations	$31	$(8)
Cumulative changes in accounting	—	(9)

Net Income (Loss)	$31	$(17)

       EME's income from continuing operations for the first quarter of 2004 was $31 million compared to a loss from continuing operations of $8 million for the first quarter of 2003. The 2004 increase in income from continuing operations from 2003 was primarily due to a $29 million, after tax, gain on the sale of EME's interest in Four Star Oil & Gas, increased profitability at EME's Illinois Plants from higher energy margins, lower interest and operating expenses and improved operating performance from EME's First Hydro plant and the Loy Yang B plant. Partially offsetting these items were higher debt restructuring costs and lower earnings from EME's Homer City facility due to an outage. In addition, the first quarter 2003 earnings included earnings from EME's investment in Four Star Oil & Gas sold on January 7, 2004.

       EME's 2003 loss from a change in accounting principle results from the adoption of a new accounting standard for asset retirement obligations. See "—Cumulative Effect of Change in Accounting Principle" for further discussion of this change in accounting.

Operating Revenues

       Operating revenues increased 15% for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was primarily due to increased electric revenues from Contact Energy mostly due to increased retail revenues and an increase in the value of the New Zealand dollar compared to the U.S. dollar. In addition, operating revenues increased due to higher electric revenues from the First Hydro plant primarily due to higher ancillary service revenue and an increase in the average exchange rate of the British pound compared to the U.S. dollar, and higher energy revenues from the Illinois Plants. Partially offsetting these increases were lower electric revenues from the Homer City facilities due to lower generation.

       Net gains (losses) from price risk management and energy trading activities are comprised of:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Price risk management	$1	$(22)
Energy trading	1	15

Net gains (losses)	$2	$(7)

       Net gains and (losses) from price risk management activities result from recording derivatives at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Included in net gains (losses) from price risk management were:

  •
  $4 million and $(10) million for the first quarters of 2004 and 2003, respectively, related to the ineffective portion of Homer City and Illinois Plants forward electricity contracts, which are derivatives that qualify as cash flow hedges under SFAS No. 133.

  •
  $(3) million and $(6) million for the first quarters of 2004 and 2003, respectively, related to the change in the market value of electricity and financial contracts entered into by Contact Energy.

  •
  $2 million and $(5) million for the first quarters of 2004 and 2003, respectively, related to realized gains (losses) and the change in the market value of commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that is recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded a net gain (loss) of approximately $5 million and $(8) million during the first quarters of 2004 and 2003, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gains and losses during the first quarters of 2004 and 2003 from Homer City were primarily attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). See "Market Risk Exposures—Commodity Price Risk—Americas" for more information regarding forward market prices.

       The net gains from energy trading activities were primarily the result of net gains from transmission congestion contracts and other power contracts in markets in which EME has power plants. Gains from energy trading activities decreased during the first three months of 2004 primarily due to less congestion in the PJM and New York Independent System Operator (NYISO) markets.

       EME's third quarter electric revenues are generally materially higher than revenues related to other quarters of the year because warmer weather during the summer months results in higher electric revenues from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants generally have higher electric revenues during their winter months.

Operating Expenses

       Fuel costs increased 6% for the first quarter of 2004, compared to the first quarter of 2003. Fuel costs in 2004 increased partially due to increased fuel costs from Contact Energy primarily due to an increase in the value of the New Zealand dollar compared to the U.S. dollar and increased purchased power costs from the First Hydro plant.

       Plant operations and transmission costs increased $15 million for the first quarter of 2004, compared to the first quarter of 2003. Transmission costs were $69 million and $55 million for the first quarters of 2004 and 2003, respectively. The 2004 increase in transmission costs was primarily due to higher retail sales generated by Contact Energy.

       Administrative and general expenses increased $6 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was primarily due to $5 million of costs incurred in 2004, compared to $1 million in 2003, to implement EME's restructuring plan described under "Management's Overview."

Other Income (Expense)

       Interest and other income decreased $2 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease was primarily due to lower foreign exchange gains from EME's intercompany loans.

       Gains on sale of assets were $43 million in 2004 and none in 2003. Gains on sale of assets in 2004 consisted of a $47 million gain related to the sale of EME's stock of Edison Mission Energy Oil & Gas and a $4 million loss related to the sale of EME's interest in Brooklyn Navy Yard Cogeneration Partners L.P. See "Management's Overview—Dispositions of Investments in Energy Plants" for more information related to these dispositions.

       Interest expense increased $19 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was due to higher levels of borrowings at Contact Energy and a change in classification of dividend payments on preferred securities recorded as interest expense commencing July 1, 2003. In addition, interest expense increased due to the issuance of the $800 million secured loan received by EME's subsidiary, Mission Energy Holdings International, in December 2003 which was mostly offset by lower interest expense at Midwest Generation due to a reduction of approximately $1.0 billion in debt partially from the proceeds of such transaction.

Income Taxes

       EME's annual effective tax rate (excluding state tax reallocation benefits and the income tax provision related to the sale of Four Star Oil & Gas) was 41% in each of the first quarters of 2004 and 2003. During the first three months of 2004 and 2003, EME recorded additional state tax benefits, net of federal income taxes, of $2 million and $5 million, respectively, as a result of participation in a tax-allocation agreement with Edison International. During the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn holds interests in Four Star Oil & Gas.

Minority Interest

       Minority interest expense increased $8 million for the first quarter of 2004, compared to the first quarter of 2003. Minority interest primarily relates to the 49% ownership of Contact Energy by the public in New Zealand.

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

       EME's results of operations for the Doga and Kwinana projects are consolidated for the three months ended March 31, 2004 and 2003. As described under "—New Accounting Pronouncements," EME will record these projects on the equity method of accounting beginning April 1, 2004 and accordingly, future results of operations will only reflect EME's proportional share of the income or loss of such entities.

       EME uses the words "earnings" or "losses" in this section to describe income or loss from continuing operations before income taxes and minority interest.

Americas

General

       The following section provides a summary of the Americas region's operating results for the first quarters of 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Illinois Plants	$235	$212
Homer City	118	149
Other	6	6

	$359	$367

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Illinois Plants	$11	$(42)
Homer City	19	46
Other	(2)	13
Unconsolidated affiliates
Big 4 projects	12	17
Four Star Oil & Gas	47	15
Sunrise	(4)	(1)
March Point	6	3
Other	5	(2)
Regional overhead	(11)	(10)

	$83	$39

Illinois Plants

	Three Months Ended March 31,
	2004	2003
Statistics – Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,022	3,600
Merchant	4,746	3,204

Total coal-fired generation	7,768	6,804

Equivalent Availability(1)	82.5%	74.4%
Forced outage rate(2)	5.9%	6.7%
Average realized energy price/MWhr:
Power purchase agreement	$17.64	$18.02
Merchant	$28.90	$25.48

Total coal-fired generation	$24.52	$21.53

Capacity revenues (in millions)	$26	$32

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

       Operating revenues from the Illinois Plants increased $23 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was primarily due to higher energy revenues due to increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices. This increase was partially offset by lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements. The merchant generation currently earns minimal capacity revenues. For more information on the power purchase agreements and wholesale energy markets, see "Market Risk Exposures—Commodity Price Risk—Americas—Illinois Plants."

       Earnings from the Illinois Plants increased $53 million for the first quarter of 2004, compared to the first quarter of 2003, due to the following factors:

  •
  higher revenues as described above;

  •
  lower depreciation expense due to the elimination of depreciation and amortization on the portion of the eight small peaking plants that were impaired in June 2003; and

  •
  lower interest expense primarily due to payment of debt during the fourth quarter of 2003.

       The earnings (losses) of the Illinois Plants included interest income related to loans to EME of $28 million for each of the first quarters of 2004 and 2003. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

       Losses from price risk management activities were $2 million for each of the first quarters of 2004 and 2003. The losses primarily reflect the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further information.

Homer City

	Three Months Ended March 31,
	2004	2003
Statistics
Generation (in GWhr)	3,015	3,620
Availability(1)	73.6%	88.9%
Forced outage rate(2)	14.5%	6.7%
Average realized energy price/MWhr	$36.63	$39.82
Capacity revenues (in millions)	$8	$3

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

       Operating revenues from Homer City decreased $31 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease primarily resulted from lower electric revenues from the Homer City facilities due to lower generation from an unplanned outage at Unit 1 in February 2004.

       Earnings from Homer City decreased $27 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease in earnings is due to lower revenues as described above and higher maintenance costs from the outage during the first quarter of 2004. See "Market Risk Exposures—Commodity Price Risk—Americas—Homer City Facilities."

       Gains (losses) from price risk management activities were $2 million and $(8) million for the first quarters of 2004 and 2003, respectively. The gains (losses) primarily represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further discussion.

Big 4 Projects

       Earnings from the Big 4 projects decreased $5 million for the first quarter of 2004, compared to the first quarter of 2003. The change in earnings was largely due to planned outages at the Sycamore Cogeneration plant and the Watson Cogeneration plant in March 2004. The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $4 million for each of the first quarters of 2004 and 2003.

Four Star Oil & Gas

       EME's share of earnings from Four Star Oil & Gas Company was $15 million for the first quarter of 2003 with no earnings recorded in 2004 from its ownership interest due to the sale of the project. The 2004 earnings represent the gain on sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn holds minority interests in Four Star Oil & Gas, on January 7, 2004. See "Management's Overview—Dispositions of Investments in Energy Plants."

Sunrise

       Losses from the Sunrise project increased $3 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in losses primarily resulted from higher interest expense due to the completion of the Sunrise project financing in September 2003.

March Point

       Earnings from March Point increased $3 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings was primarily due to the ineffective portion of fuel contracts entered into by March Point, which are derivatives that qualified as cash flow hedges under SFAS No. 133.

Other

       Net earnings from other projects in the Americas region (consolidated subsidiaries and unconsolidated affiliates) decreased $8 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease was primarily due to lower gains from energy trading activities partially offset by higher earnings from the EcoEléctrica project, mostly because of higher operating revenues in 2004 over 2003 resulting from plant outages from November 2002 through February 2003.

Seasonal Disclosure

       EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects, located on the West Coast, have power sales contracts that provide for higher payments during the summer months.

Asia Pacific

General

       The following section provides a summary of the Asia Pacific region's operating results for the first quarters of 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$187	$143
Loy Yang B	55	36
Other	19	14

	$261	$193

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Contact Energy(1)	$26	$5
Loy Yang B	17	3
Other	5	3
Unconsolidated affiliates
Paiton	19	9
Other	1	(2)
Regional overhead	(3)	(2)

	$65	$16

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

Contact Energy

       Operating revenues increased $44 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was primarily due to higher electricity retail and generation revenues arising from the Taranaki combined-cycle plant purchased in March 2003 and increased number of retail customers in 2003, as well as ongoing strength in retail volumes, tariff adjustments and management of transmission constraints. In addition, there was a 23% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during the first quarter of 2004, compared to the first quarter of 2003.

       Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, increased $21 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase is primarily due to increased margins due to the factors described above related to revenues.

Loy Yang B

       Operating revenues increased $19 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in operating revenues was primarily due to higher generation in the first quarter of 2004 over the same prior period resulting from a planned outage in March 2003 and a 29% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was partially offset by lower pool prices for the power sold into the wholesale energy market.

       Earnings from Loy Yang B increased $14 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings is due to higher electric revenues discussed above.

Paiton Energy

       Earnings from Paiton Energy increased $10 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings was primarily attributable to increased revenue mostly due to higher availability and an increase in EME's ownership interest (from 40% to 45%) resulting from the additional shares acquired in January 2004. In addition, earnings increased due to a decrease in Indonesian income taxes resulting from interest expense from partner subordinated loans.

Other

       Operating revenues from other consolidated subsidiaries in the Asia Pacific region increased $5 million for the first quarter of 2004, compared to the first quarter of 2003. Earnings from other projects in the Asia Pacific region (consolidated subsidiaries and unconsolidated affiliates) increased $5 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in both operating revenues and earnings was primarily due to higher electric revenues from the Kwinana and Valley Power Peaker projects in Australia, principally due to an increase in the value of the Australian dollar compared to the U.S. dollar.

Europe

General

       The following section provides a summary of the Europe region's operating results for the first quarters of 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
First Hydro	$122	$91
Doga(1)	29	33
Other	10	8

	$161	$132

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
First Hydro	$18	$5
Doga	6	4
Other	4	4
Unconsolidated affiliates
ISAB	8	11
Other	7	4
Regional overhead	(5)	(4)

	$38	$24

(1)
Income before taxes of Doga represents both EME's 80% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income. See "—Consolidated Operating Results—Minority Interest."

First Hydro

       Operating revenues increased $31 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase resulted primarily from higher electric revenues from the First Hydro plant due to higher ancillary services revenues and a 15% increase in the average exchange rate of the British pound compared to the U.S. dollar during the first quarter of 2004, compared to the first quarter of 2003. The First Hydro plant is expected to provide for higher electric revenues during its winter months.

       Earnings from First Hydro increased $13 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings is primarily due to higher electric revenues described above and a $2 million gain from price risk management activities for the first quarter of 2004, compared to a $5 million loss from price risk management activities for the first quarter of 2003. First Hydro's gains (losses) from price risk management relate to the change in market value of commodity contracts that are recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

Doga

       Revenues from Doga decreased $4 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease was due to lower natural gas prices. Earnings from Doga increased $2 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings is primarily due to lower plant costs.

ISAB

       Earnings from ISAB decreased $3 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 decrease was primarily due to a change in interest rates of interest rate swap contracts that did not qualify for hedge accounting under SFAS No. 133.

Other

       Operating revenues from other consolidated subsidiaries in the Europe region increased $2 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in operating revenues was primarily due to increased operating revenues from EME's Spanish Hydro project largely due to higher generation caused by more rainfall in the first quarter of 2004, compared to the first quarter of 2003. Earnings from other projects in the Europe region (consolidated subsidiaries and unconsolidated affiliates) increased $3 million for the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase in earnings was primarily due to increased earnings from EME's Italian Wind project mostly due to higher generation caused by more wind in the first quarter of 2004, compared to the first quarter of 2003.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. Under this interpretation, the primary beneficiary is the variable interest holder that absorbs a majority of expected losses; or if no variable interest holder meets this criteria, then it is the variable interest holder that receives a majority of the expected residual returns. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which EME holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004.

Variable Interest Entities

       EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at March 31, 2004	Ownership Interest at March 31, 2004	Description
Paiton	East Java, Indonesia	$580	45%	Coal-fired facility
EcoEléctrica	Peñuelas, Puerto Rico	275	50%	Liquefied natural gas cogeneration facility
Watson	Carson, CA	91	49%	Cogeneration facility
Sunrise	Fellows, CA	84	50%	Gas-fired facility
ISAB	Sicily, Italy	84	49%	Gasification facility
CBK	Manila, Philippines	74	50%	Pumped-storage hydro electric facility
Sycamore	Bakersfield, CA	53	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	52	50%	Cogeneration facility
Kern River	Bakersfield, CA	42	50%	Cogeneration facility
IVPC4 Srl	Italy	39	50%	Wind facilities
Doga	Esenyurt, Turkey	24	80%	Cogeneration facility
Tri Energy	Bangkok, Thailand	19	25%	Gas-fired facility

       EME has determined that it is not the primary beneficiary in these entities and accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities will continue to be generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the following two projects due to the provisions of long-term power contracts which are variable interests. Accordingly, EME deconsolidated these projects at March 31, 2004:

  •
  Doga Project – Based on current guidance related to FIN 46R, the power sales contract with Türkiye Elektrik Dagitim Anonim Sirketi ("TEDAS") is considered a variable interest due to the energy price provisions that absorb the risk of changes in operating costs and the transfer of ownership of the cogeneration plant to TEDAS at the end of the power sales contract. After considering the power sales contract a variable interest, EME determined that it was not the primary beneficiary under FIN 46R and accordingly, deconsolidated this project on March 31, 2004. EME will record its interest in the Doga project on the equity method beginning April 1, 2004.

  •
  Kwinana Project – Based on current guidance related to FIN 46R, the power sales contracts with British Petroleum Kwinana Refinery and Western Power are considered variable interests due to the energy price provisions that absorb the risk of changes in operating costs. After considering the power sales contracts as variable interests, EME determined that it was not the primary beneficiary under FIN 46R and accordingly, deconsolidated this project on March 31, 2004. EME will record its interest in the Kwinana project on the equity method beginning April 1, 2004. EME's interest in the Kwinana project is not a significant variable interest and, therefore, is not included in the table above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2003.

EME's Liquidity

       At March 31, 2004, EME and its subsidiaries had cash and cash equivalents of $555 million and EME had available a total of $145 million of borrowing capacity under a $145 million corporate credit facility. EME's consolidated debt at March 31, 2004 was $6.1 billion, including $693 million of debt maturing on December 15, 2004 which was owed by EME's largest subsidiary, Edison Mission Midwest Holdings. In addition, EME's subsidiaries had $6.7 billion of long-term lease obligations that are due over periods ranging up to 31 years.

Key Financing Developments

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured credit facility. This credit facility matures on April 26, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these proceeds unless and until an event of default occurs under its corporate credit facility.

       In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement is terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrently with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured institutional term loan facility. The term loans mature on April 27, 2011 and bear interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loans on each quarterly payment date. Midwest Generation also entered into a new three-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. Midwest Generation used the proceeds of the notes issuance and the term loans to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which was guaranteed by Midwest Generation and was due in December of this year, and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support for forward contracts with third party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated from the Illinois Plants. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all of the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million, including accrued interest and fees. This amount repaid the $774 million of lease debt outstanding, accrued interest and fees, and the amount owing to the lease equity investor upon an early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and, subject to its power purchase agreement with Exelon Generation, plans to abandon the Collins Station or sell it to a third party. EME expects to record a pretax loss of approximately $1 billion (approximately $620 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned abandonment or sale of the asset. Prior to termination of the lease, EME reached an agreement with the lease equity investors in the Powerton-Joliet leases to waive the net worth covenant included in the EME lease equity guarantee provided to them and, accordingly, the reduction in shareholder equity resulting from the loss on termination of the Collins Station lease did not result in a default under this guarantee.

       If termination of the Collins Station lease is followed by abandonment or sale to a third party as currently planned, EME anticipates that the termination payment would result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns.

2004 Capital Expenditures

       The estimated capital and construction expenditures of EME's subsidiaries for the final three quarters of 2004 are $72 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

       Net cash provided by (used in) operating activities:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Continuing operations	$8	$(2)

       Cash provided by operating activities from continuing operations increased $9 million in the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase is due to income during the quarter of 2004 versus losses during the first quarter of 2003, partially offset by tax-allocation payments of $9 million paid to Edison International during the first three months of 2004, compared to $13 million in tax-allocation payments received by EME from Edison International during the first three months of 2003. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Payments."

Consolidated Cash Flows from Financing Activities

       Net cash provided by (used in) financing activities:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Continuing operations	$(63)	$323

       Cash used in financing activities from continuing operations increased $385 million in the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was due to a lower level of borrowings in 2004 from 2003, primarily due to $275 million borrowings at Contact Energy used to finance the acquisition of the Taranaki power station combined with net borrowings of $80 million on EME's corporate credit facility in 2003.

Consolidated Cash Flows from Investing Activities

       Net cash provided by (used in) investing activities:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Continuing operations	$139	$(328)
Discontinued operations	—	4

	$139	$(324)

       Cash provided by investing activities from continuing operations increased $468 million in the first quarter of 2004, compared to the first quarter of 2003. The 2004 increase was due to a combination of the following:

  •
  $275 million paid in 2003 by Contact Energy for the acquisition of the Taranaki power station.

  •
  $118 million in proceeds received in 2004 from the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

  •
  A reduction in investment in new plant and equipment. EME invested $22 million and $56 million in property and equipment during the first quarter of 2004 and 2003, respectively.

EME's Credit Ratings

Overview

       Credit ratings for EME and its subsidiaries, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
EME	B2	B
Midwest Generation, LLC:
First priority senior secured rating	Ba3	B+
Second priority senior secured rating	B1	B-
Edison Mission Marketing & Trading	Not Rated	B

       EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered further. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

       On April 22, 2004, Moody's assigned ratings of "Ba3" and "B1" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively. On April 21, 2004, Standard & Poor's assigned ratings of "B+" and "B-" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively.

       EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

       The credit ratings of EME are below investment grade and, accordingly, EME has agreed to provide support to Edison Mission Marketing & Trading in the form of cash and letters of credit for the benefit of counterparties for its price risk management and domestic trading activities related to accounts payable and unrealized losses ($119 million as of April 30, 2004). As a result of the new working capital facility entered into by Midwest Generation described above, Midwest Generation expects to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. A subsidiary of EME has also supported a portion of First Hydro's United Kingdom hedging activities through a cash collateralized credit facility, under which letters of credit totaling £16 million have been issued as of April 30, 2004.

       EME anticipates that sales of power from its Illinois Plants, Homer City facilities and First Hydro plants in the United Kingdom may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support for the price risk management and trading activities related to these projects. EME currently projects potential working capital required to support price risk management and trading activity to be between $100 million and $200 million from time to time.

Credit Rating of Edison Mission Marketing & Trading

       Pursuant to the Homer City sale-leaseback documents, a below investment grade credit rating of Edison Mission Marketing & Trading restricts the ability of EME Homer City Generation L.P. to enter into permitted trading activities, as defined in the documents, with Edison Mission Marketing & Trading to sell forward the output of the Homer City facilities. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all of the output from the Homer City facilities through Edison Mission Marketing & Trading, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through Edison Mission Marketing & Trading; or (2) Edison Mission Marketing & Trading must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participant that will allow EME Homer City to enter into such sales, under specified conditions. EME Homer City continues to be in compliance with the terms of the consent; however, the consent is revocable. The owner participant has not indicated that it intends to revoke the consent; however, there can be no assurance that it will not do so in the future. Revocation of the consent would not affect trades between Edison Mission Marketing & Trading and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk—Americas—Homer City Facilities."

EME's Liquidity as a Holding Company

Overview

       At March 31, 2004, EME had corporate cash and cash equivalents of $232 million to meet liquidity needs. EME had no borrowings outstanding on the $145 million line of credit in existence on

March 31, 2004. In April 2004, EME terminated the $145 million line of credit and entered into a new three-year $98 million secured line of credit. Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings." In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Payments."

       EME's new secured corporate credit facility provides credit available in the form of cash advances or letters of credit. At April 30, 2004, there were no cash advances outstanding or letters of credit outstanding under the credit facility. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement).

       As security for its obligations under its new corporate credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these proceeds unless and until an event of default occurs under its corporate credit facility.

Historical Distributions Received By EME

       The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Domestic Projects
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)	$41	$21
Holding companies of other consolidated operating projects	—	1
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)	21	20
Holding companies for Westside projects	3	9
Holding companies of other unconsolidated operating projects	1	2

Total Distributions from Domestic Projects	$66	$53

International Projects (Mission Energy Holdings International)
Distributions from Consolidated Operating Projects:
Loy Yang B	$—	$12
Contact Energy	27	16
Valley Power	4	5
Kwinana	—	2
Holding companies of other consolidated operating projects	6	—
Distributions from Unconsolidated Operating Projects:
IVPC4 (Italian Wind project)	1	3
Paiton	—	9
Holding companies of other unconsolidated operating projects	6	—

Total Distributions from International Projects	$44	$47

Total Distributions	$110	$100

Intercompany Tax-Allocation Payments

       EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International. These arrangements depend on Edison International continuing to own, directly or indirectly, at least 80% of the voting power of the stock of EME and at least 80% of the value of such stock. A foreclosure by MEHC's financing parties on EME's stock would make EME ineligible to participate in the tax-allocation payments. The arrangements are subject to the terms of tax allocation and payment agreements among Edison International, MEHC, EME, and other Edison International subsidiaries. The agreements to which EME is a party may be terminated by the immediate parent company at any time, by notice given before the first day of the first tax year with respect to which the termination is to be effective. However, termination does not relieve any party of any obligations with respect to any tax year beginning prior to the notice. EME has historically received tax-allocation payments related to domestic net operating losses incurred by EME. The right of EME to receive and the amount and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME may be obligated during periods it generates taxable income to make payments under the tax-allocation agreements. During the first quarter of 2004, EME paid $9 million in tax-allocation payments to Edison International. During the first quarter of 2003, EME received $13 million in tax-allocation payments from Edison International.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

       Set forth below are key ratios of EME's principal subsidiaries, other than Midwest Generation, for the twelve months ended March 31, 2004:

Subsidiary	Financial Ratio	Covenant	Actual
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.43 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.58 to 1
Mission Energy Holdings International	Interest Coverage Ratio	Greater than or equal to 1.3 to 1	2.50 to 1(1)
First Hydro Holdings	Interest Coverage Ratio	Greater than 1.2 to 1	1.6 to 1(2)

(1)
For more information about the interest coverage ratio, see "—Mission Energy Holdings International Interest Coverage Ratio" below.

(2)
Ratio is determined on June 30 and December 31 of each year, therefore actual shown is for the twelve-month period ended December 31, 2003.

       For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" on page 82 of EME's annual report on Form 10-K for the year ended December 31, 2003.

Midwest Generation Financing Restrictions on Distributions

       Midwest Generation is no longer bound by the covenants, including restrictions on the ability to make distributions, in the Edison Mission Midwest Holdings credit agreement, which was repaid on April 27, 2004. However, Midwest Generation is now bound by the covenants in its new credit facility and indenture. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

Covenants in Credit Facility

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its new credit facility. Compliance with the covenants in its credit facility includes maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement).

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation after April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit facility) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in this latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed 100% of excess cash flow generated since becoming investment grade.

Covenants in Indenture

       Midwest Generation's new indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit facility. Under the indenture, however, failure to achieve the conditions required for distributions will not result in a default, nor does the indenture contain any other financial performance requirements.

Mission Energy Holdings International Interest Coverage Ratio

       Under the credit agreement governing its term loan, Mission Energy Holdings International has agreed to a minimum interest coverage ratio of 1.30 to 1 beginning March 2004 for the trailing twelve-month period.

       The following table sets forth the major components of the interest coverage ratio for the twelve months ended March 31, 2004 and the year ended December 31, 2003 on a pro forma basis assuming the term loan had been in existence at the beginning of 2003:

	March 31, 2004			December 31, 2003
	Actual	Pro Forma Adjustment	Pro Forma	Actual	Pro Forma Adjustment	Pro Forma
	(in millions)
Funds Flow from Operations
Historical distributions from international projects(1)	$155	$—	$155	$158	$—	$158
Other fees and cash payments considered distributions under the term loan	7	—	7	20	—	20
Administrative and general expenses	(2)	—	(2)	(2)	—	(2)

Total Flow of Funds from Operations	$160	$—	$160	$176	$—	$176

Term Loan Interest Expense	$20	$44	$64	$4	$60	$64

Interest Coverage Ratio			2.50			2.75

(1)
See "—EME's Liquidity as a Holding Company—Historical Distributions Received By EME."

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

       Summarized combined financial information (unaudited) of Mission Energy Holdings International, Inc. and its subsidiaries and Edison Mission Project Co. is set forth below:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Revenues	$423	$314
Expenses	374	295

Net income (loss)	$49	$19

	March 31, 2004	December 31, 2003
	(in millions)
Current assets	$466	$628
Noncurrent assets	6,630	6,723

Total assets	$7,096	$7,351

Current liabilities	$495	$587
Noncurrent liabilities	4,742	4,994
Minority interest	756	746
Equity	1,103	1,024

Total liabilities and equity	$7,096	$7,351

       The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

Off-Balance Sheet Transactions

       For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 96 of EME's annual report on Form 10-K for the year ended December 31, 2003.

Environmental Matters and Regulations

       For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" on page 98 of EME's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Consolidated Financial Statements set forth therein. There have been no other significant developments with regard to environmental matters that affect disclosures presented in the annual report.

MARKET RISK EXPOSURES

Introduction

       EME's primary market risk exposures are associated with the sale of electricity from and the procurement of fuel for its uncontracted generating plants. These market risks arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights, interest rates and foreign currency exchange rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview; Critical Accounting Policies and Estimates" and "Liquidity and Capital Resources—EME's Credit Ratings" for a discussion of market developments and their impact on EME's credit and the credit of its counterparties.

       This section discusses these market risk exposures under the following headings:

       For a complete discussion of these issues, read this quarterly report in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2003.

Commodity Price Risk

General Overview

       EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances for each EME regional business unit. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee. In order to provide more predictable earnings and cash flow, EME may hedge a portion of the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts. When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Americas

Introduction

       Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, as has been the case for the Homer City facilities, to the PJM and/or the NYISO markets. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale power markets.

       EME's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define the risk tolerance for EME's merchant activities. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

Illinois Plants

       Energy generated at the Illinois Plants has historically been sold under three power purchase agreements between EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, under which Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999 and expire in December 2004. The capacity payments provide the units under contract with revenue for fixed charges, and the energy payments compensate those units for all, or a portion of, variable costs of production.

       Approximately 40% and 58% of the energy and capacity sales from the Illinois Plants in the first quarters of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

       In June 2003, Exelon Generation exercised its option, in accordance with the terms of its power purchase agreement, to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of capacity at the Crawford Unit 7, Waukegan Unit 6 and Will County Unit 3 has not been subject to the power purchase agreement since January 1, 2004. For 2004, Midwest Generation has 2,383 MW of capacity related to its coal-fired generation units under contract with Exelon Generation.

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

       The energy and capacity from units not subject to a power purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, EME is subject to market risks related to the price of energy and capacity from those units. EME expects that capacity prices for merchant energy sales will, in the near term, be substantially less than those Midwest Generation currently receives under its existing agreements with Exelon Generation. EME further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

       Presently, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be direct "wholesale customers" and broker-arranged "over-the-counter customers," and, after May 1, 2004, bilateral and spot sales into the expanded PJM. The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into Cinergy," "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Following Commonwealth Edison's joining PJM as of May 1, 2004, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales will replace sales previously made as bilateral sales and spot sales "Into ComEd." See "—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's application to join PJM and "—Homer City Facilities" below for a discussion of locational marginal pricing. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

       The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first three months of 2004. Market prices are included for "Into Cinergy" for illustrative purposes.

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88	$41.97	$19.17	$29.46
February	43.05	18.85	29.98	44.42	24.85	33.85
March	40.38	21.15	30.66	41.75	23.88	32.72

Quarterly Average	$42.25	$18.39	$29.51	$42.71	$22.63	$32.01

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

       In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Midwest Generation suspended operations of Will County Units 1 and 2 at the end of 2002 pending improvement in market conditions.

       Under PJM's proposed revisions to the PJM Tariff, the integration of Commonwealth Edison into PJM could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the Northern Illinois Control Area energy and capacity markets. In addition, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission, or the FERC, and the application of the PJM Tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis, but such integration was approved by the FERC and was implemented on May 1, 2004. EME and Midwest Generation continue to oppose the imposition of market power mitigation measures proposed by PJM for the Northern Illinois Control Area energy and capacity markets. EME is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the timing or effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power.

       In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the FERC. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

Homer City Facilities

       Electric power generated at the Homer City facilities is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions with terms of two years or less, or to the PJM or the NYISO markets. These pools have short-term markets, which establish an hourly clearing price. The Homer City facilities are situated in the PJM control area and are physically connected to high-voltage transmission lines serving both the PJM and NYISO markets.

       The following table depicts the average market prices per megawatt-hour in PJM during the first quarters of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85

Quarterly Average	$45.95	$43.18

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first three months of 2004 were higher than the average historical market prices during the first three months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

       Sales made in the real-time or day-ahead market receive the actual spot prices at the Homer City busbar. In order to mitigate price risk from changes in spot prices at the Homer City busbar, EME may enter into forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into forward contracts at the Homer City busbar. A liquid market does exist for a delivery point known as the PJM West Hub, which EME's price risk management activities use to enter into forward contracts. EME's revenues with respect to such forward contracts include:

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

       Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, has the effect of raising prices at those delivery points affected by transmission congestion. During the past 12 months, an increase in transmission congestion at delivery points east of the Homer City facilities has resulted in prices at the PJM West Hub (which includes delivery points east of the Homer City facilities) being higher than those at the Homer City busbar on an average of two percent.

       By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME has participated in purchasing fixed transmission rights in PJM, and may continue to do so in the future. A fixed transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using fixed transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2004:

24-Hour PJM West Forward Energy Prices*
2004
April	$39.31
May	38.17
June	41.96
July	52.46
August	52.09
September	38.88
October	37.24
November	37.91
December	38.80
2005 Calendar "strip"(1)	$40.79

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West are generally higher than the prices at the Homer City busbar.

       The ability of EME's subsidiary, EME Homer City, to make payments under the long-term lease entered into as part of the sale-leaseback transaction depends on revenues generated by the Homer City facilities, which depend in part on the market conditions for the sale of capacity and energy. These market conditions are beyond EME's control.

Europe

United Kingdom

       The First Hydro plant sells electrical energy and ancillary services through bilateral contracts of varying terms in the England and Wales wholesale electricity market.

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

       The wholesale price of electricity has decreased significantly in recent years. The reduction has been driven principally by surplus generating capacity and increased competition. During 2003, prices were more volatile. There was further downward pressure on wholesale prices in the first part of the year followed by some recovery during the summer in prices and in the peak/off peak differentials for the 2003-2004 winter period. That recovery tailed off towards the end of the year with a considerable narrowing in the peak/off peak differentials which has continued during the first quarter of 2004. Compliance with First Hydro's bond financing documents is subject to market conditions for electric energy and ancillary services, which are beyond First Hydro's control.

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

       However, there are ongoing concerns that new investment in generation has not been forthcoming and that there is a significant risk that similar events may arise in subsequent years. As a consequence the New Zealand government took the following steps:

  •
  the Electricity Commission has been given responsibility for managing dry year reserve, which it is undertaking through the procurement of reserve capacity; and

  •
  the Electricity Commission has been given additional reserve powers ranging from information disclosure to imposing hedge obligations on major users and generators.

       The New Zealand government announced in July 2003 that it would purchase a new 155 MW power plant before winter 2004 to increase electricity security. The plant is to be situated at Whirinaki, Hawkes Bay. The Electricity Commission will include this plant in its portfolio of reserve energy. The Whirinaki plant, which is expected to be operational in May 2004, will be located on a site leased to the government from Contact Energy and will also be operated under contract by Contact Energy.

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

       EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At March 31, 2004, the credit ratings of EME's counterparties were as follows:

S&P Credit Rating	March 31, 2004
(in millions)
A or higher	$20
A-	13
BBB+	110
BBB	18
BBB-	3
Below investment grade	16

Total	$180

       Exelon Generation accounted for 14% and 19% of EME's consolidated operating revenues for the first quarters of 2004 and 2003, respectively. The percentage is less in the first quarter of 2004 because a smaller number of plants are subject to contracts with Exelon Generation. See "—Commodity Price Risk—Americas—Illinois Plants." Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

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

Interest Rate Risk

       Interest rate changes affect the cost of capital needed to operate EME's projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $15 million and $9 million of additional interest expense for the three months ended March 31, 2004 and 2003, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

       EME had short-term obligations of $36 million at March 31, 2004, consisting of promissory notes related to Contact Energy. The fair values of these obligations approximated their carrying values at March 31, 2004, and would not have been materially affected by changes in market interest rates. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's total long-term obligations (including current portion) was $6.1 billion at March 31, 2004, compared to the carrying value of $6.0 billion.

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

       During the first three months of 2004, foreign currencies in the U.K., Australia and New Zealand increased in value compared to the U.S. dollar by 3%, 1% and 1%, respectively (determined by the change in the exchange rates from December 31, 2003 to March 31, 2004). The increase in value of these currencies was the primary reason for the foreign currency translation gain of $22 million during the first three months of 2004.

       Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian and U.S. dollars with varying maturities through February 2006. At March 31, 2004, the outstanding notional amount of the contracts totaled $18 million and the fair value of the contracts totaled $(2) thousand.

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

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

       The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	March 31, 2004	December 31, 2003
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(37)	$(29)
Interest rate options	(1)	(1)
Commodity price:
Electricity	(175)	(126)
Foreign currency forward exchange agreements	(2)	(2)
Cross currency interest rate swaps	(114)	(91)

       In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of March 31, 2004 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(87)	$(87)	$—	$—	$—
Prices based on models and other valuation methods	(88)	29	27	(13)	(131)

Total	$(175)	$(58)	$27	$(13)	$(131)

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

       The fair value of the commodity financial instruments related to energy trading activities as of March 31, 2004 and December 31, 2003, are set forth below (in millions):

	March 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
Electricity	$107	$14	$104	$11
Other	—	1	—	1

Total	$107	$15	$104	$12

       The change in the fair value of trading contracts for the quarter ended March 31, 2004, was as follows (in millions):

Fair value of trading contracts at January 1, 2004	$92
Net gains from energy trading activities	1
Amount realized from energy trading activities	(1)

Fair value of trading contracts at March 31, 2004	$92

       Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of March 31, 2004) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$—	$—	$—	$—	$—
Prices based on models and other valuation methods	92	(3)	6	5	84

Total	$92	$(3)	$6	$5	$84

Regulatory Matters

       For a discussion of EME's regulatory matters, refer to "Regulatory Matters" on page 24 of EME's annual report on Form 10-K for the year ended December 31, 2003. There have been no significant developments with regard to regulatory matters that affect disclosures presented in the annual report, except as follows:

       Commonwealth Edison's application to join PJM was finally approved by the Federal Energy Regulatory Commission, or the FERC, on April 27, 2004, with an effective date for integration set for May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued another order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the MISO. The effect of this order is that so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Accordingly, Midwest Generation will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as PJM's Northern Illinois Control Area, or NICA. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004.

       On March 24, 2004, the FERC, in another order, rejected a proposal by PJM for certain market mitigation procedures to be applied to the new NICA. On April 23, 2004, PJM filed a request for rehearing of one aspect of the March 24 order and an "Explanation" relating to another aspect of such order, and supplemented its filing on April 26, 2004. EME and Midwest Generation have filed a motion for a procedural schedule that will allow 30 days for EME and Midwest Generation to prepare and submit analyses responding to PJM's filings. It is not possible at this time to predict the outcome of this matter or the impact of the market monitor's proposed mitigation measures should they or some form of them be adopted.

       Apart from the uncertainties regarding the market mitigation issues discussed previously, the direct impact on Midwest Generation of the above-described matters will for the most part be limited to the delay in the elimination of regional through and out rates. This is not expected to have a material effect on Midwest Generation's financial results with respect to the period between the May 1, 2004 integration of Commonwealth Edison and the mandated elimination of the through and out rates on December 1, 2004. The impact on power prices in the new NICA and in the surrounding bilateral markets by reason of the islanded integration of Commonwealth Edison is difficult to predict, but it is not currently anticipated that it will have a material effect upon Midwest Generation's financial results in the period prior to the integration of AEP into PJM, currently scheduled for October 1, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 106 of EME's annual report on Form 10-K for the year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Edison Mission Energy, dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Form 8-K dated October 26, 2001.
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy dated May 4, 2004.
3.2	By-laws of Edison Mission Energy amended May 4, 2004.
10.1	Edison Mission Energy BV Sale Incentive Plan, effective as of February 19, 2004.
10.2	Edison Mission Energy BV Sale Severance Plan, effective as of February 19, 2004.
10.3	Edison Mission Energy BV Sale Incentive Plan - Australia, effective as of February 19, 2004.
10.4	Edison Mission Energy BV Sale Retention Plan - Australia, effective as of February 19, 2004.
10.5	Edison Mission Energy BV Sale Severance Plan - Australia, effective as of February 19, 2004.
10.6	Edison Mission Energy BV Sale Incentive Plan - Singapore, effective as of February 19, 2004.
10.7	Edison Mission Energy BV Sale Retention Plan - Singapore, effective as of February 19, 2004.
10.8	Edison Mission Energy BV Sale Severance Plan - Singapore, effective as of February 19, 2004.
10.9	Edison Mission Energy BV Sale Incentive Plan - UK, effective as of February 19, 2004.
10.10	Edison Mission Energy BV Sale Retention Plan - UK, effective as of February 19, 2004.
10.11	Edison Mission Energy BV Sale Severance Plan - UK, effective as of February 19, 2004.
10.12
Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and the 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9936).
10.13
Credit Agreement, dated as of April 27, 2004, among Edison Mission Energy, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto.
10.14	Security Agreement, dated as of April 27, 2004, between Edison Mission Energy and Citicorp North America, Inc., as Administrative Agent.

10.15	Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
99.1	Homer City Facilities Funds Flow From Operations for the twelve months ended March 31, 2004.
99.2	Illinois Plants Funds Flow From Operations for the twelve months ended March 31, 2004.

(b)   Reports on Form 8-K

Date of Report	Date Filed	Item(s) Reported
January 7, 2004	January 8, 2004	5
February 26, 2004	February 26, 2004	12	*

*
The February 26, 2004 Form 8-K reporting events under Item 12 are furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities and Exchange Act of 1934, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President, Chief Financial Officer and Treasurer
Date:	May 7, 2004

QuickLinks

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 (Dollars in millions, Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES