Form 10-K/A
period 2003-12-31
EDISON MISSION ENERGY
filed 2004-06-23
CIK 930835

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

Registrant’s telephone number, including area code: (949) 752-5588

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 27, 2003: $0. Number of shares outstanding of the registrant’s Common Stock as of March 10, 2004: 100 shares (all shares held by an affiliate of the registrant).

EXPLANATORY NOTE

This annual report on Form 10-K/A for the fiscal year ended December 31, 2003 is being filed to include in Part IV, Item 15, financial statements with respect to ISAB Energy S.r.l. which were omitted from the annual report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

The following item of the original filing is amended by this Amendment No. 1:

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          (2)        List of Financial Statement Schedules

The following item is filed as a part of this report pursuant to Item 15(d) of Form 10-K:

Page
Investment in Unconsolidated Affiliates Financial Statements:
ISAB Energy S.r.l. Financial Statements as of December 31, 2003, 2002 and 2001	3

(d)         Financial Statement Schedules

Financial statements with respect to ISAB Energy S.r.l. which meets the definition of a foreign business as defined in Rule 1-02(1) of Regulation S-X are being filed in this report pursuant to Rule 3-09 of Regulation S-X. These statements are prepared in accordance with generally accepted accounting principles in Italy which differ from generally accepted accounting principles in the United States. See Note 7 to the financial statements on page 50.

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2003

Directors’ Report on Operations

Board of Directors

Domenico D’Arpizio	Chairman
Daniel Melita	Vice Chairman
Filippo Bifulco
Marco Ferrando
Jonathan Gibson

Board of Statutory Auditors

Maria Sarno	Chairman
Antonio Ippoliti	Standing Auditor
Mario Pacciani	Standing Auditor

External Auditors

Reconta Ernst & Young S.p.A.

ISAB Energy Structure

ISAB Energy is 51% owned by ERG Power and Gas S.r.l. and 49% owned by MEC Priolo B.V. (a wholly-owned subsidiary of Edison Mission Energy). It is the proprietor of the Gasification and Cogeneration plant at Priolo Gargallo (Syracuse, Sicily), located near to the refinery owned by ERG Raffinerie Mediterranee (ERG Med).

The plant has a guaranteed net capacity of 507 MW and in 2003 net electricity production was 4,000 GWh.

Main economic and financial data

The currency used for the following figures is the Euro; the sum of figures that have been rounded to the nearest million may differ from the actual total displayed.

	2003	2002	2001
	(million Euro)
Total revenues	427	444	396
EBITDA	179	208	160
EBIT	132	162	115
Income from ordinary operations	93	115	62
Extraordinary net income (loss)	—	—	—
Net income for the year	81	107	57

Cash flow from operations	174	124	133
Investments/divestments	(13)	(12)	(15)
Changes in shareholders’ equity	(18)	(34)	—
Changes in net financial debt	142	79	118

Total shareholders’ equity	206	144	71
Net financial debt	550	692	770
Net invested capital	756	836	841

Number of employees at year-end	20	19	22
Electrical power generation (GWh)	4,000	4,197	3,621

Report on Operations

Financing for the construction of the plant was in the form of non-recourse Project Financing for the sum of Euro 971 million. ISAB Energy produces electrical power generated by the gasification of heavy residues resulting from crude oil processing at the nearby ERG Med refinery. The electrical power produced is sold to the “Gestore della Rete di Trasmissione Nazionale”, or “GRTN” (National Grid), at the CIP/6 tariff. (The rights and obligations regarding the purchase of energy from national third party companies were transferred from ENEL S.p.A. to the GRTN as from January 1st 2001, in accordance with the Bersani Decree (legislative decree of March 16th 1999) enforced by the Ministry for Industry).

Comments on the results for the year

Economic and financial results

The financial statements for 2003 show a profit of Euro 80.5 (compared to Euro 106.9 million in 2002), after depreciation and amortisation amounting to Euro 46.6 million (Euro 45.7 million in 2002).

The year’s result is a reflection of the considerable reliability shown by the plant during the course of the year which, despite a general maintenance shutdown of 24 days, operated at 88% of its potential.

These financial statements have been audited by Reconta Ernst & Young S.p.A.

Major events during the year

The major events of 2003 were:

•                  net production amounted to 4,000 GWh, 93% of which was produced from the gasification of refining residues. Compared to the previous year there was an improvement in the reliability of the plants, even though the amount of electricity produced was lower than the amount produced in 2002, due to the general maintenance shutdown;

•                  the electricity was sold at a provisional price of 98.5 €/MWh (CIP 6/92 tariff) except for a small part (1.33%) sold as surplus. On the basis of the trend of methane prices, which are expected to rise by 5.7% in 2003 (compared to 2002), the definitive value for 2003 is estimated at 101.6 €/MWh (1.5% more than the provisional price). It should nevertheless be reminded that the definitive value will be published by the “Cassa Conguaglio per il Settore Elettrico” at the end of April 2003;

•                  the GRTN failed to collect an equivalent number of 226.5 hours (the annual exemption allowed to the GRTN is a maximum of 320 hours, for a total of 2,400 hours in the first eight years of the plant’s operative life);

•                  the plant’s improved efficiency meant that during the year ISAB Energy was able to collect a larger amount of raw materials compared to the guaranteed minimum and there were therefore no “Purchaser Shortfall” expenses;

•                  Given the company’s declaration and the supply of the proper documentation to the GRTN and on the basis of production in 2002, the Antitrust Authority for Electricity and Gas recognised the ISAB Energy plant as being “cogenerative” for the year 2003, according to resolution 42/02. The company is therefore not subject to the purchase of ‘green certificates’, according to the Bersani Decree;

•                  At the end of March 2003 the general maintenance shutdown of the plants began, which lasted the equivalent of 24 days. The work carried out involved minor intervention work to Train 1, a major intervention to Train 2 and to the parts in common. The total cost of the work was Euro 12.1 million Euro, Euro 7.8 of which came from the appropriate provision;

•                  During April the company renewed its insurance policies. Even though the insurance market is still under strain due to considerable losses recorded in the energy sector and to the general international climate, the company managed to obtain better coverage than the previous year, but which was nevertheless still not in line with the cover specified in the “Project Credit Facility Agreement” (PCFA). Furthermore, following specific requests from the banks, the company took out an insurance policy to cover damage deriving from acts of terrorism. The total cost of the policy renewals was in line with those of the previous year;

•                  During the year insurance reimbursements for Euro 5.4 million were quantified, relating to damage subsequent to the taking over of the plants. The final instalment regarding these reimbursements, of Euro 1.5 million, was received in 2004.

•                  In June, as per contract, the company restored Euro 13.5 million to the financing institutions. This amount corresponded to the agreed percentage of the Euro 15 million received from the plant construction company, arising from the litigation settlement of December 31st 2002;

•                  The shareholders’ meeting of September 29th 2003 approved, following a specific authorisation from the Financing Institutions, the distribution of dividends for Euro 18.3 million, corresponding to the share of the profit for 2001 brought forward. Furthermore, amounts owing to shareholders totalling Euro 25 million, relating to already-approved profit for 2001, were paid. Subordinated debt amounting to Euro 1.7 million was repaid to the associated company ISAB Energy Services. The company proceeded, following an amendment of the PCFA, to set up a limited reserve denominated “Insurance Reserve”, of Euro 23.9 million, and to partially extinguish in advance the amount payable to the Banks of Euro 18.9 million, to be recorded amongst the B and C tranches;

•                  During December the company renewed the hedging contracts to cover the risk of interest rate changes, by underwriting two “Swap” and two “Cap” contracts for a total duration of five years, relating to the exposure on tranches B and C and to the periodicity of interest accrual;

•                  On October 31st 2003 the stake in the company ISAB Energy was transferred from ERG Petroli to ERG Power & Gas. The subordinated debt relating to the surrendering shareholder was subsequently transferred.

•                  At the end of the year the company obtained ISO 14001 certification from Det Norske Veritas for its environmental management system;

•                  Following the tax assessment notices served by the Revenue Authorities following investigation into the years 1998 and 1999, a risk provision amounting to Euro 0.3 million had already been set up at 31.12.2002. Following the outcome regarding the year 1998, Euro 0.1 million of that amount was used. The remaining Euro 0.2 million should be sufficient to cover the possible expense for 1999; the company is awaiting to receive the adjustment notices for that year.

Relations with the financing institutions

As previously mentioned, in April the company renewed the plant’s insurance policies, according to the Project Credit Facility Agreement (PCFA). The lasting crisis situation in the insurance sector, and in the energy sector in particular, meant that the company was not able, as previously stated, to obtain the cover requested by the banks. A request was therefore made to the company to freeze the payment of dividends and other subordinated payments, according to the PCFA.

During the year an agreement was reached between the company and the financial institutions, according to which ISAB Energy was granted a derogation from the freeze on dividends and subordinated debts for a total of Euro 45.0 million, against the setting-up of an inaccessible restricted reserve amounting to Euro 23.9 million called “Insurance Reserve”. This reserve has the aim of giving the financing institutions a guarantee against the risk arising from the extension of the exemption days within the “business interruption” cover, which is a greater risk than the one detailed in the Project Credit Facility Agreement provisions. Furthermore, the company carried out a partial advance payment of the debt for a total of Euro 18.9 million and this led to an improvement of the liquidity indexes laid down in the economic and financial model. Finally, a new plan regarding the amortisation of the debt in line with the financial flows of the company has been agreed, in line with the new maintenance plan.

During 2003, following the agreement reached with the construction consortium Snam Progetti – Foster Wheeler Energy, a credit line amounting to Euro 57.3 million, to cover the company possibly losing the lawsuit,  was cancelled.

Contract management

Hot Oil Plant

On July 16th 2003 an agreement was drawn up with ERG Med to establish the criteria regarding repaying ISAB Energy for the replenishment of diathermic oil (65 t/h) and the settlement of the previous litigation, with the company being recognised the amount it had charged to ERG Petroli for the year 2001. As from the year 2002 the fixed limit of the agreement is therefore valid, confirming the amount of Euro 0.1 million recorded in the balance sheets for 2002. At the end of the year ERG Petroli proceeded with the payment of the above-mentioned settlement (Euro 0.5 million) and ISAB Energy has consequently issued an invoice for the years 2002 and 2003.

Information and Telecommunications Systems

During 2003 investments were carried out to improve the performance and management of all systems, replacing the servers with new systems which perform better and are more serviceable. For the more critical applications, electronic mail and the I.T. production system, cluster systems have been used, ie two servers which work in parallel and balance the load and are capable of standing alone, each one is able to replace the other if there is some kind of failure. The ever greater attention to security has made it necessary to apply a more “restrictive” management policy regarding all personal computers, using the characteristics of the new operating system Microsoft XP. All the access profiles for SAP of all the suppliers have also been entirely revised.

With a view to further integrating the applications and exchanging information with suppliers various projects have been carried out:

• the sending of and request for production data via cell-phone SMS messages;

• the planning and carrying out of all maintenance work by third-party companies via a SAP interface on the Internet;

• the integration of the plant supervisory systems with the technical documentation;

• the first phase of the integrated management of the procedure regarding the planning and realisation of new projects (GEPAD system);

• the first phase of the integrated management of the extraordinary plant shutdowns (GEFER system).

In support of the quality system the following have become completely operative: the system to draw-up, manage and check comprehension of company procedures, the system to msnsge the minutes of all meetings and the system for HSE notifications. As part of the company’s aim to reduce all incidents to a minimum, an application for the completely automated management of work permits has been created.

Staff

The company staff consists of 20 people, as the company avails itself of ISAB Energy Services for the actual management of the plant, in accordance with the “Operation & Maintenance” contract signed between the two companies.

Financial Statements

Income Statement

	2003	2002	2001
	(thousand Euro)
Revenues from ordinary operations	417,791	421,319	377,207
Other revenues and income	8,118	22,413	18,872
Total revenues	425,909	443,732	396,079
Purchase expenses	(170,884)	(164,249)	(169,230)
Changes in inventories	(843)	1,075	1,485
Services and other operating expenses	(74,148)	(71,521)	(66,775)
Personnel expenses	(1,250)	(1,316)	(1,204)
EBITDA	178,784	207,721	160,356
Amortisation and depreciation	(46,575)	(45,776)	(45,258)
EBIT	132,209	161,945	115,098
Net financial income (expenses)	(39,636)	(47,232)	(52,826)
Net income (expenses) from equity investments	—	—	—
Revenues from ordinary operations	92,573	114,713	62,272
Net extraordinary income (expenses)	(332)	(391)	(161)
Income before taxes	92,242	114,321	62,111
Income taxes	(11,694)	(7,362)	(5,152)
Income (loss) for the year	80,548	106,959	56,959

Revenues from ordinary operations

These revenues consist of the sale of electrical power to the GRTN (Euro 405 million) and the sale of minor products and utilities (around Euro 12 million).

Other revenues and income

The other revenues and income include the insurance reimbursements for Euro 4,5 million, rents receivable and ordinary surpluses. In 2002 this item included Euro 21 million received from the plant construction consortium to cover the claim for compensation.

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

Net financial income (expenses)

The financial expenses incurred during 2003 consist mainly of interest payable on the financing of Euro 21 million and additional bank charges and brokerage margins for Euro 5 million.

The financial income refers to current account deposits, which earn an average rate of 1.46%. The rate differential paid as a result of the Swap contract in existence in 2003 amounts to Euro 13.6 million.

Income taxes

The taxes for 2003 include IRAP taxation and also IRPEG taxation, given the fact that the 10-year IRPEG exemption the company had been granted expired on October 5th.

The assessment of the income subject to IRPEG taxation was carried out taking into account that an income equivalent to 278 days of exemption was not subject to tax. Current IRPEG taxation amounts to Euro 2,4 million as a result of the carrying forward of past losses, which were put down to a decrease in income. Deferred IRPEG assets on those losses were fully used.

Current IRAP taxation was calculated to be Euro 5,6 million

Balance Sheet

The following table shows reclassified balance sheet figures for 2003 and 2002.

	31.12.03	31.12.02
	(thousand Euro)
Fixed assets	731,627	766,565
Net working capital	15,461	50,361
Staff leaving indemnities	(168)	(161)
Other assets	20,835	37,154
Other liabilities	(11,727)	(17,897)
NET INVESTED CAPITAL	756,029	836,022

Shareholders’ equity	206,371	144,083
Medium/long-term financial debt	567,403	657,618
Short-term financial debt	(17,745)	34,322
SHAREHOLDERS’ EQUITY AND FINANCIAL DEBT	756,029	836,022

At December 31st 2003 the net invested capital amounted to approximately Euro 756 million, a decrease of around Euro 80 million.

The most significant variations between the situation at December 31st 2002 and December 31st 2003 are analysed below.

Fixed assets

	31.12.03	31.12.02
	(thousand Euro)
Intangible fixed assets	48,063	56,331
Tangible fixed assets	683,555	710,225
Investments and other financial assets	9	9
Total	731,627	766,565

Net working capital

	31.12.03	31.12.02
	(thousand Euro)
Leftovers	14,698	15,615
Trade receivables	43,534	76,528
Trade payables	(42,771)	(41,783)
Total	15,461	50,361

The figure regarding leftovers included the write-down of spare parts for Euro 0.9 million

Short-term tax receivables decreased mainly due to the use of deferred tax assets for Euro 6.0 million. The other short-term receivables highlight the amount due from the plant construction consortium following the settlement of litigation.

Short-term trade payables dropped due to the lower value of the services and supplies received.

Other assets

	31.12.03	31.12.02
	(thousand Euro)
Short-term tax receivables	1,511	5,950
Other short-term receivables	4,189	17,955
Short-term pre-paid expenses and accrued income	4,274	3,989
Receivables from tax authorities – long/medium-term	5,705	3,231
Other medium/long-term receivables	5,156	6,030
Total	20,835	37,154

Other liabilities

	31.12.03	31.12.02
	(thousand Euro)
Short-term tax payables	(2,477)	(2,497)
Other short-term tax payables	(1,294)	(4,790)
Short-term deferred income and accrued expenses	(369)	(543)
Other provisions for risks and charges	(7,587)	(10,068)
Total	(11,727)	(17,897)

The other short-term payables fell as a result of the decrease of the amount payable for VAT,  due to ERG S.p.A. The other provisions include the provision for cyclical plant maintenance, which recorded a use of Euro 7.8 million and a provision for the year of Euro 5.4 million.

Net financial debt

The table below outlines the medium/long-term financial debt for ISAB Energy S.r.l.

	31.12.03	31.12.02
	(thousand Euro)
Medium/long-term bank borrowings	593,811	700,142
Other medium/long-term financial debt	57,654	81,425
Current portion of loans	(84,063)	(123,949)
Total	567,403	657,618

Short-term financial debt:

	31.12.03	31.12.02
	(thousand Euro)
Short-term bank borrowings	77,011	97,598
Other short-term financial debt	7,051	26,351
Short-term financial liabilities	84,063	123,949

Cash and cash equivalents	(101,761)	(85,101)
Other short-term financial receivables	(47)	(4,526)
Short-term financial assets	(101,807)	(89,627)

TOTAL	(17,745)	34,322

Set out below is a breakdown of the change in net financial debt for the last three years:

	2003	2002	2001
	(thousand Euro)
CASH FLOW FROM OPERATIONS:
Cash flow from operations	130,710	159,391	104,434
Change in operating assets and liabilities	43,112	(35,284)	28,252
Total	173,822	124,107	132,686

CASH FLOW FROM INVESTMENT ACTIVITIES:
Investments	(13,378)	(12,059)	(16,242)
Divestments	97	—	1,351
Total	(13,280)	(12,059)	(14,891)

CASH FLOW FROM SHAREHOLDERS’ EQUITY:
Capital increase	—	—	—
Capital subsidies	—	—	—
Dividends paid	(18,260)	(25,000)	—
Other changes to shareholders’ equity		(8,534)	—
Total	(18,260)	(33,534)	—

CHANGE IN NET FINANCIAL DEBT	142,281	78,514	117,795

INITIAL NET FINANCIAL DEBT	691,939	770,454	888,250
CHANGE FOR THE YEAR	(142,281)	(78,514)	(117,795)

FINAL NET FINANCIAL DEBT	549,658	691,939	770,454

Shareholdings in other companies

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

The company also has contracts for services supplied by Edison Mission Italia and ErgS.p.A. as part of the “Sponsor Support Agreements”.

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

Events subsequent to the close of the year

The TAR (regional administrative court) of Lombardy upheld the appeal presented by ISAB Energy regarding the charges incurred for the carriage of the electrical power produced, overturning the note of the Autorità dell’Energia Elettrica e del Gas (Electricity and Gas Board), which stated which producers were held to the payment of charges. As a result of this decision, the Income Statement was corrected for a total of Euro 2.0 million, of which Euro 1.0 was for the cancelling of carriage service charges for the year 2003 and Euro 1.0 million was a contingent asset arising from the charges incurred in 2002.

In February the company received the remaining Euro 1.5 million relating to insurance reimbursements.

Operations expectations

The company expects its performance In 2004 to be similar to that of the last few years. It is estimated that investments totalling Euro 6.4 million will be made, Euro 2.3 million of which will be for Health, Safety and Environment. During 2004 the plant for the packing of vanadium concentrate (currently outsourced) will be completed.

A maintenance shutdown is planned for October, it should last approximately 13 days.

During 2004 the transfer of 3 executives and 7 employees from ISAB Energy to the parent company ERG Power & Gas is expected to take place. ISAB Energy will receive from ERG Power & Gas the following services: Management Control, Plant and Commercial Management and Production Planning.

Privacy – the programmatic document on security

The ERG group had already issued on April 30th 2000 the “Programmatic document on security “, as required by the Privacy code.

The obligation to update this document will come into force on July 1st 2004.

Our Group is currently finishing this update, and it will be completed at the latest before the end of the June 2004.

Board of Directors’ Proposal

Shareholders,

We close this report by inviting you to:

•                  approve the financial statements of your company as at December 31st 2003;

•                  to allocate the net income for the year of Euro 80,548,132.00 taking into account the limitations previously mentioned in the paragraph “Relations with the Financing Institutions” contained in the present report.

Roma, March 27th 2004

On behalf of the Board of Directors

The Chairman

Domenico D’Arpizio

Independent Auditor’s Report

To the Shareholders of
Isab Energy S.r.l.

We have audited the accompanying balance sheets of Isab Energy S.r.l. as of December 31, 2003 and 2002, and the related statements of income for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isab Energy S.r.l. at December 31, 2003 and 2002 and the results of its operations for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in Italy.

Accounting principles generally accepted in Italy vary in certain significant respects from accounting principles generally accepted in the United States of America.  The application of the latter would have affected the determination of net income for each of the three years ended December 31, 2003 and the determination of shareholder’s equity as of December 31, 2003 and 2002 to the extent summarized in Note 7.

Reconta Ernst & Young S.p.A.

Genoa, Italy

May 5, 2004

ISAB Energy S.r.l.

Annual report for the year ended December 31st 2003

Financial statements

ISAB ENERGY S.r.l. - Financial Statement Amount expressed in Thousands of Euro

BALANCE SHEET

ASSETS

				31.12.03		31.12.02

A)	Subscribed capital unpaid			—		—

B)	Fixed assets

I.	Intangible assets
	1)	Start up and expansion expenses		6,784		12,017
	2)	Costs of research, development and advertising		—		—
	3)	Patents and right to use patents of others		—		—
	4)	Concessions, licenses, trade marks and similar rights		4,990		5,490
	5)	Goodwill		—		—
	6)	Intangible assets in progress and payments on account		159		111
	7)	Other		36,131		38,714
	Total			48,063		56,331

II.	Tangible assets
	1)	Land and buildings		15,768		16,266
	2)	Plants and machinery		661,257		684,552
	3)	Other fixture, tools and equipment		202		196
	4)	Other		770		843
	5)	Tangible assets in course of construction and payments on account		5,558		8,370
	Total			683,555		710,225

III.	Investments
	1)	Equity investments in
		a) subsidiary companies		—		—
		b) associated company		—		—
		c) parent companies		—		—
		e) other entities		5		5
				5		5
			Beyond 12 months:		Beyond 12 months:

	2)	Loans
		a) subsidiary companies	—	—	—	—
		b) associated company	—	—	—	—
		c) parent companies	—	—	—	—
		e) other entities	—	4	—	4
				4		4

	3)	Other investments
	4)	Own shares, with indication of their aggregate nominal value
	Total			9		9

Total fixed assets				731,627		766,565

BALANCE SHEET

ASSETS

				31.12.03		31.12.02

C)	Current assets

I.	Stocks
	1)	Raw materials and consumables		14,346		15,370
	2)	work in progress and components		—		—
	3)	contract in progress		—		—
	4)	finished goods and goods for resale		294		113
	5)	payments on account		58		132
	Total			14,698		15,615

			Beyond 12 months:		Beyond 12 months:
II.	Debtors
	1)	trade debtors	—	39,766	—	66,084
	2)	amounts owed by subsidiary companies	—	—	—	—
	3)	amounts owed by associated companies	—	—	—	—
	4)	amounts owed by parent companies	—	—	—	8,284
	4bis)	amounts owed by other associated companies	—	3,814	—	6,686
	5)	others debtors	10,861	16,561	9,261	33,165
	Total			60,141		114,219

III.	Investment which are not permanent
	1)	subsidiary companies		—		—
	2)	associate companies		—		—
	3)	parent companies		—		—
	4)	other companies		—		—
	5)	own shares, with indication of their aggregate nominal value		—		—
	6)	other investments		—		—
	Total			—		—

IV.	Cash at bank and in hand
	1)	Banks and postal current account		101,756		85,099
	2)	Bank cheques		—		—
	3)	Cash on hand		5		2
	Total			101,761		85,101

Total currents assetsC)				176,600		214,936

D)	Prepayments and accrued income
	•	accrued income		—		—
	•	prepayments		4,274		3,989
Total prepayments and accrued income				4,274		3,989

Total Assets				912,502		985,490

BALANCE SHEET

LIABILITIES

			31.12.03		31.12.02

A)	Capital and reserves
I.	Share capital		5,165		5,165
II.	Share premium		—		—
III.	Revaluation reserves		—		—
IV.	Legal reserves		1,033		1,033
V.	Reserve for own shares		—		—
VI.	Reserve provided by the article of association		—		—
VII.	Other reserves
1)	Additional paid in capital		—		—
VIII.	Profit (Loss) brought forward		119,625		30,926
IX.	Profit (Loss) for the financial period
1)	Coverage losses
2)	Profit (Loss) for the financial period		80,548		106,959
TOTAL CAPITAL AND RESERVES			206,371		144,083

B)	Provisions for risks and charges
1)	Provision for pension and similar obbligation		—		—
2)	Provision for taxation		203		305
3)	Other provision		7,384		9,763
TOTAL PROVISION FOR RISKS AND CHARGES			7,587		10,068

C)	Employee severance indemnity		168		161

		Beyond 12 months:		Beyond 12 months:
D)	Creditors
1)	Debenture loans	—	—	—	—
2)	Convertible debenture loans	—	—	—	—
3)	Amounts own to banks	516,800	593,811	602,544	700,142
4)	Amounts own to other finansor	22,367	25,361	—	—
5)	Advanced received	—	—	—	—
6)	Amounts owed to suppliers	—	21,395	—	24,429
7)	Debts represented by bill of exchange	—	—	—	—
8)	Amounts owed to subsidiary companies	—	—	—	—
9)	Amounts owed to associated companies	—	—	—	—
10)	Amounts owed to parent companies	23,281	27,632	49,218	78,767
10bis	Amounts owed to other associated companies	4,955	26,925	5,856	24,400
11)	Amounts owed to tax administration	—	2,477	—	2,497
12)	Amounts owed to social security institutions	—	79	—	83
13)	Other creditors	—	327	—	317
Total Creditors			698,007		830,635

E)	Accruals and deferred income
• accrued income			369		543
• prepayments			—		—

Total accruals and deferred income			369		543

Total liabilities			706,131		841,407

Total liabilities, capital and deferred income			912,502		985,490

Memorandum accounts
Other personal guarantees
• In favour of related parties			—		—
• In favour of third parties			—		—
			—		—

Other memorandum accounts
			—		—
• Others			3,137		3,651
			3,137		3,651

Total memorandum accounts			3,137		3,651

ISAB ENERGY S.r.l. - Financial Statement

Amount expressed in Thousands of Euro

INCOME STATEMENTS

			2003	2002	2001

A)	VALUE OF PRODUCTION

	1)	Net turnover from sales and services	417,791	421,319	377,207
	2)	variation in stocks of finished goods and in work in progress	181	(137)	65
	3)	Variance in contracts in progress	—	—	—
	4)	work performed for own purposes and capitalized	1,421	824	37
	5)	Other revenues and income
		other	8,118	22,413	18,872
		contributions received	—	—	—
			8,118	22,413	18,872

TOTAL VALUE OF PRODUCTION			427,512	444,419	396,181

B)	COST OF PRODUCTION

	6)	For raw materials, consumable and goods for sale	(172,305)	(165,073)	(169,267)
	7)	For services	(60,413)	(58,123)	(59,349)
	8)	For use of assets owned by other	(1,594)	(1,964)	(989)
	9)	For staff costs
		a) wages and salaries	(887)	(952)	(906)
		b) social security costs	(285)	(281)	(242)
		c) provision for severance indemnity	(62)	(65)	(55)
		d) pension costs	—	—	—
		e) other costs relating to staff	(16)	(19)	(1)
			(1,250)	(1,316)	(1,204)

	10)	Value adjustments
		a) Amortization of intangible assets	(8,741)	(8,795)	(9,011)
		b) Amortization of tangible assets	(37,834)	(36,981)	(36,247)
		c) Reduction in value of fixed assets	—	—	—
		d) Allowance for doubtful debtors included in current assets	—	—	—
			(46,575)	(45,776)	(45,258)

	11)	Variation in stocks of raw materials, consumables and good for resale	(1,024)	1,212	1,420
	12)	Amounts provided for risks provisions	—	—
	13)	Other accruals	(5,479)	(6,459)	(1,931)
	14)	Other operating charges	(6,661)	(4,975)	(4,506)

TOTAL COSTS OF PRODUCTION			(295,302)	(282,474)	(281,084)

DIFFERENCE BETWEEN VALUE AND COST OF PRODUCTION (A-B)			132,209	161,945	115,097

C)	FINANCIAL INCOME AND CHARGES
	15)	Income from equity investments
			subsidiary companies	—	—	—
			associated companies	—	—	—
			other companies	—	—	—
			other	—	—	—
				—	—	—
	16)	Other financial income
		a)	from loans forming part of fixed assets
			subsidiary companies	—	—	—
			associated companies	—	—	—
			parent companies	—	—	—
			other companies	—	—	—
				—	—	—
		b)	from other permanent investments other than equity ones	—	—	—

		c)	from other investments which are not permanent	—	—	—

		d)	other income not included above
			subsidiary companies		—	—
			associated companies		—	—
			parent companies		52	237
			other associated companies	177	26	—
			other companies	2,292	2,487	2,837
				2,468	2,566	3,074

	17)	Interest payable
			subsidiary companies	—	—	—
			associated companies		—	—
			parent companies	(1,655)	(2,804)	(3,455)
			other associated companies	(105)	(115)	(45)
			other companies	(40,345)	(46,879)	(52,400)
				(42,104)	(49,797)	(55,900)

TOTAL FINANCIAL INCOME AND CHARGES				(39,636)	(47,232)	(52,825)

D)	VALUE ADJUSTMENT OF INVESTMENT

	18)	Revaluation		—	—	—
		a)	of equity investments	—	—	—
		b)	of other permanent investments not equity	—	—	—
		c)	of non permanent investments not equity	—	—	—
					—	—
	19)	Devaluation
		a)	of equity investments		—	—
		b)	of other permanent investments not equity	—	—	—
		c)	of non permanent investments not equity	—	—	—
				—	—	—

TOTALVALUE ADJUSTMENT OF INVESTMENT					—	—

E)	EXTRAORDINARY INCOME AND CHARGES
	20)	Income
		from disposal of assets	—	—	34
		extraordinary income	—	—	0
		other	—	—	—
			—	—	34
	21)	Charges
		from disposal of assets	—	—	(195)
		incomes taxes from previous year	(332)	(305)	—
		contingent liabilities	—	—	(0)
		other	—	(86)	—
			(332)	(391)	(195)

TOTAL EXTRAORDINARY INCOME TAXES			(332)	(391)	(161)
			—
Profit before income taxes			92,242	114,321	62,111
			—
	22)	Income taxes	(11,694)	(7,362)	(5,152)

23)	Profit for the financial period		80,548	106,959	56,959

ISAB Energy S.r.l.
Annual report for the year ended December 31st 2003
Notes to the financial statements

1. The company

Isab Energy is the owner of the industrial gasification and cogeneration complex denominated “IGCC - Integrated Gasification Combined Cycle”, situated in Priolo Gargallo (Sicily), designed for the production of electrical power from refining residues.

2. Criteria for the preparation of the financial statements

The financial statements at December 31st 2003 have been prepared in compliance with the laws which govern their preparation, interpreted and integrated using the accounting principles issued by the “Consigli Nazionali dei Dottori Commercialisti e dei Ragionieri”.

The financial statements include the Balance Sheets, Income Statement and the Notes to the financial statements and are accompanied by the Directors’ Report on Operations.

Every item on the Balance Sheets is compared to the corresponding financial statement figures for 2002, while in the Income Statements the figures for both 2001 and 2002 are provided.

Comments on the most important changes can be found in the paragraph “Comments on the economic and financial results “ contained in the Report on Operations.

The Balance Sheets and the Income Statement show figures that have been rounded to the nearest Euro; the difference between those figures and the precise figure to the cent is recorded in the Income Statement amongst the extraordinary items.

For the sake of clarity the figures in the Notes to the financial statements have been rounded to the nearest thousand Euro, in line with past practices; as a result some of the total amounts may vary slightly from the sum of their components.

The Financial Statements at December 31st 2003 have been audited by Reconta Ernst & Young S.p.A..

3. Accounting policies and evaluation criteria

The accounting policies and evaluation criteria adopted are set out below. They conform entirely to articles 2423 bis and 2426 of the Italian Civil Code

The evaluation criteria adopted for the drawing up of the financial statements at December 31st 2003 are the same as those adopted the previous year.

3.1 Intangible fixed assets

Intangible fixed assets are recorded at their purchase price or production cost comprehensive of related financial expenses, incurred at the date of completion, and are amortised on a straight line basis, according to their useful life, also considering their residual value.

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

The cost of assets includes the financial expenses incurred during the period of construction.

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

The depreciation rates, determined on a prudent basis, which are the same as those used in prior years and follow a depreciation schedule which takes account of the estimated residual value of each asset, are listed below according to the type of asset in question:

	%	Degree of depreciation at 31.12.03
Industrial buildings	3-4	14%
Light buildings	10	34%
IGCC complex buildings	3.5-7.5	17%
Industrial equipment	10	32%
Office equipment and furniture	12	49%
Sundry and minor equipment	10	42%
Electronic equipment	20	60%
Vehicles	25	100%

With regard to the IGCC plant, the rates shown refer exclusively to the values arising from an independent survey on the single technical units of the plant; the depreciation calculated during the year is included within the minimum tax-deductible limits.

3.3 Equity investments

Shareholdings are recorded at their purchase price or subscription price and adjusted if there has been a permanent loss of value.

3.4 Inventories

Raw materials are accounted for at the lower of cost, using the LIFO (Last In – First Out) method on an annual basis, and the current market value.

Finished products are accounted for on the basis of the current market value.

Inventories of ancillary and consumer goods are accounted for at the lower of their weighted average cost and the current market value.

3.5 Receivables and Payables

Receivables and payables are recorded at their nominal value. The value of receivables has been written down to the estimated collection value through the creation of a specific provision.

Transactions in foreign currency during the year are converted into Euro at the exchange rate on the day of the transaction and the difference between this value and the amount actually paid or received is recorded in the income statement under financial income and expenses.

The foreign exchange differences, resulting from the conversion of foreign exchange receivables and payables at the year-end, compared to the date of the operation, are charged to the income statement.

3.6 Current and deferred income taxes

The current income taxes have been accrued to cover estimated tax charges.

Deferred tax liabilities and assets are accrued to reflect the timing differences between statutory accounts and tax accounts or tax losses carried forward.

The deferred tax assets (or advance taxes) are included in the statements only if there is a reasonable chance of recovering them; deferred taxes are not accounted for should there only be a small chance that the relative debt will actually arise. These taxes have been calculated on the basis of estimated average tax rates expected for the periods in which the taxable timing differences will be concentrated.

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

3.9 Maintenance cycles

The provision for the extraordinary periodical maintenance is carried out pro rata temporis for each financial year on the basis of the estimate of costs to be sustained and the pluriennial maintenance cycle programmes of the IGCC plant.

3.10 Provision for staff leaving indemnities

This item represents all the liabilities to personnel, calculated according to current legislation and collective labour contracts in force at the close of the year.

3.11 Memorandum accounts

Memorandum accounts are accounted for at the value of the commitment taken or received and the potential value of the risk objectively estimated.

In relation to the accounting principle number 22 drawn up by the “Consigli Nazionali dei Dottori Commercialisti e dei Ragionieri”, the guarantees issued against the payables recorded in the balance sheet are not recorded amongst the memorandum accounts but are shown in the Notes to the financial statements, where necessary, in the comments to the relevant payable items.

3.12 Inter-group operations

Following the change of the company statute on April 8th 2003 the control of the company went from being a joint control between stakeholders to being controlled by ERG Petroli

SpA. Subsequently, on November 1st 2003, following the transfer of the energy sector of the Group to ERG Power & Gas S.r.l., the control of the company went to the latter company.

In the balance sheet the figures reflect the situation in force at the end of the year, whereas the figures for the income statement reflect the evolution of company control though the year. The company’s commercial relations, and service-linked and financial relations with its former parent companies and with the new parent company, as well as with companies belonging to the same Groups, are regulated by contracts fixed at market conditions, with the exception of a loan, which is paid back at zero rate in 10 years and matures in 2010.

The most significant inter-group operations are:

•                  the supplies of “feedstock”, the raw material for the IGCC plant, in relation to the  “Feedstock Supply Agreement” of June 20th 1996. This material comes from the processing residues from the ISAB Impianti Sud refinery, owned by the associated company ERG Raffinerie Mediterranee S.r.l.;

•                  the reciprocal supplies of minor products between the company and ERG Raffinerie Mediterranee, by virtue of the “Minor Products Agreement” of April 5th 1996. By way of example these supplies include, but are not limited to, supplies of diesel, gas, fuel oil, steam and heat;

•                  the allotment of two loans linked to the Project financing operation and denominated “sub-debt”, on the basis of the agreements drawn up between the financing banks and the sponsors ERG and Edison Mission;

•                  the services carried out by the associated company ISAB Energy Services S.r.l., under the “Operation & Maintenance” contract of April 5th 1996, concerning the running and maintenance of the IGCC plant.

The company belongs to the same groups of the shareholders ERG Power & Gas and MEC Priolo.

Finally, again as far as the services received are concerned, there are the services carried out by ERG S.p.A. with regard to legal, corporate, tax and administrative assistance, public relations and IT services; by ERG Raffinerie Mediterranee for personnel administration, organisation and management of human resources, healthcare assistance and fire-prevention/fighting services.

The services supplied by the company relate to the management of processing contracts and programmes on behalf of ERG Raffinerie Mediterranee, and the execution of legal assistance activities and the lease of offices to ISAB Energy Services.

The figures regarding inter-group operations are detailed further on in these Notes.

3.13 Financial expenses

The interest payable and the financial expenses incurred by the financing obtained from the parent company and subsequently by the financing received from the Project financing, up until the date the plant started operations (April 18th 2000), have been capitalised amongst the various asset items.

The interest payable and financial expenses subsequent to that date contributed to the formation of the economic result.

3.14 Income Statement

Income and expenses are accounted for in the income statement on an accrual basis.

3.15 Extraordinary income and expenses

This item consists exclusively of the effects resulting from changes in the application of accounting principles, from extraordinary events not in any way connected to ordinary operations and the taxes pertaining to previous years, arising from litigation underway with the tax authorities.

3.16 Project financing

Supplied below is a general outline of the guarantees and relations arising from the Project financing operation which was concluded in 1996 with the signing of the Contract of Project Credit, which was subjected to its last change on September 15th as a conclusion to the re-financing operation:

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

•                  the transfer of all rights of a financial nature and sums received or to be received in relation to those rights according to or in relation to the Project Contracts – as detailed in the introduction to the deed of assignment – in favour of San Paolo IMI S.p.A. The transfer is a security for all the obligations assumed according to or in relation to the Contract of Project Credit;

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

Furthermore, the company’s financial management of incoming and outgoing cash flow is monitored and it operates invariably under constant observation by the financing banks.

4 Balance Sheet Analysis

Assets

Fixed assets (Euro 731,627 thousand)

4.1 Intangible fixed assets

	Start-up &expansion expenses	Licenses and trade -marks	Assets under construction and advances	Other intangible fixed assets	Total
Historical cost	26,166	9,066	111	45,761	81,103
Amortisation	(14,149)	(3,576)	—	(7,047)	(24,772)
Balance at 31.12.02	12,017	5,490	111	38,714	56,331

Movements during the periods:
Aqcuisitions	—	—	473	—	473
Capitalisation/reclassification	—	—	—	—	—
Reclassification	—	425	(425)	—	—
Disposals and	—	—	—	—	—
Amortisation	(5,233)	(925)	—	(2,583)	(8,741)
Write-down	—	—	—	—	—

Historical cost	26,166	9,491	159	45,761	81,576
Amortisation	(19,382)	(4,501)	—	(9,630)	(33,513)
Balance at 31.12.03	6,784	4,990	159	36,131	48,063

The start-up and expansion expenses include Euro 3,000 for the cost of forming the company and Euro 6,781 thousand for start-up expenses, valued as recoupable and directly attributed to the start-up of operations. They include financial expenses amounting to Euro 492 thousand and consist of:

•                  Euro 5,073 thousand, from the services carried out by the associated company ISAB Energy Services S.r.l., on our behalf and in our interest, aimed at the training and organisation of he qualified personnel, which is today involved in the running and management of the IGCC plant;

•                  Euro 1,708 thousand, from the technical and legal advice and services necessary to develop the project.

The above figures are net of amortisation amounting to Euro 6 thousand and Euro 19,376 thousand, respectively.

The licenses and trademarks and similar rights include Euro 4,651 thousand pertaining to the cost of the licenses to use the “Texaco” gasification processes and the “Lurgi” sulphur recovery processes, increased by financial expenses of Euro 883 thousand. The amortisation applied amounts to Euro 2,279 thousand.

Furthermore, the item includes licensed software bought for Euro 339 thousand, net of amortisation of Euro 2,222 thousand; the increase of Euro 425 thousand relates to the updating of SAP and “Production and Management Information System” software.

The assets under construction amounting to Euro 159 thousand relate to the development of software (Euro 138 thousand) and the feasibility study for a vanadium recovery plant (Euro 21 thousand).

The other intangible fixed assets, which include financial expenses for Euro 5,491 thousand, as well as the contribution paid to Enel for the connection of the I.G.C.C. plant to the power lines of 380 and 150 Kv. for a total of Euro 21,106 thousand, also show the costs of the legal, financial and technical services sustained for the implementation of the Project financing operation (Euro 15,025 thousand). These amounts are shown after amortisation amounting to Euro 4,876 thousand and Euro 4,754 thousand respectively.

4.2 Tangible fixed assets

	Land and buildings	Plant and machinery	Industrial and comm. equipment	Other assets	Fixed assets under construction and advances	Total
Historical cost	17,988	780,208	260	1,707	8,370	808,532
Revaluations	—	—	—	—	—	—
	17,988	780,208	260	1,707	8,370	808,532

Economic/technical amortisation	(1,722)	(95,656)	(64)	(865)	—	(98,307)
Excess/advance amortisation	—	—	—	—	—	—
Write-down	—	—	—	—	—	—
Balance at 31.12.02	16,266	684,552	196	843	8,370	710,225

Movements during the year:
Acquisitions	—	—	—	—	12,905	12,905
Capitalisation/reclassification	135	15,219	36	327	(15,717)	—
Disposals and	—	(1,657)	—	(83)	—	(1,740)
Economic/technical amortisation	(632)	(36,857)	(30)	(316)	—	(37,834)
Excess amortisation	—	—	—	—	—	—
Write-down	—	—	—	—	—	—

Historical cost	18,122	793,427	296	1,788	5,558	819,190
Revaluations	—	—	—	—	—	—
	18,122	793,427	296	1,788	5,558	819,190

Economic/technical amortisation	(2,354)	(132,170)	(94)	(1,018)	—	(135,635)
Excess amortisation	—	—	—	—	—	—
Write-down	—	—	—	—	—	—
Balance at 31.12.03	15,768	661,257	203	770	5,558	683,555

The tangible fixed assets include the financial expenses incurred during the construction that remained capitalised to the individual assets. The figure at December 31st 2003 was Euro 95,193 thousand, Euro 1,232 thousand of which belonged to the item land and buildings and Euro 93,961 thousand to the item plant and machinery.

The item land and buildings includes Euro 2,219 thousand pertaining to the amount which is not depreciated in the area where the I.G.C.C. works are located; the base of the plants and buildings which has been analytically attributed to each single asset.

All of the buildings destined for industrial use, for Euro 13,110 thousand, include the set of buildings made up of the entrance and porter’s lodge, the offices, the canteen, the warehouse, the control room, the laboratory, the cabins and roads, parking lots and the other respective infrastructures.

The item includes Euro 439 thousand relating to light constructions.

The depreciation for Euro 2,354 thousand relates to buildings for Euro 2,127 thousand and to light constructions for Euro 227 thousand.

The capitalisation amounting to Euro 135 thousand mainly relates to the completion of the illumination of the company site.

The item plant and machinery refers to the I.G.C.C. integrated gasification and cogeneration plant. The sum of Euro 793,427 thousand refers to the plants which are part of the electrical power plant for Euro 729,775 thousand, the transformer substations for Euro 57,714 thousand and Euro 5,937 thousand for the auxiliary treatment and purification stations.

The depreciation amounting to Euro 132,170 thousand was applied with exclusive reference to the economic and technical life valued in a weighted average residual time of more than 20 years and is within the tax-deductible limits.

New capitalisation within the year relates to the transformer substations (Euro 526 thousand), treatment and purification stations (Euro 19 thousand) and the electrical power plant (Euro 14,674 thousand), for which the most significant investments concerned the elimination of construction defects and the application of new metallurgical developments (Euro 5,785 thousand), the construction of a new tank for the 3200 technical unit (Euro 3,123 thousand), alterations to the burners and nozzles of the turbogas (Euro 2,148 thousand), improvements to the fluxing package of the 3100 technical unit (Euro 810 thousand), the optimisation of the production capacity of the combined cycle and diagnostic and control systems (Euro 1,558 thousand).

The other assets, net of the relevant depreciation provisions, consist of: Euro 225 thousand for office furniture and equipment; Euro 486 thousand for electronic equipment; Euro 59 thousand for sundry and minor equipment.

The item “fixed assets under construction and advances” refers to investments not yet concluded (Euro 5,119 thousand), and advances to suppliers (Euro 439 thousand).

4.3 Financial fixed assets

	Equity Investments
	Subsidiary companies	Associated companies	Other companies	Financial Receivables	Total
Historical cost	—	—	5	4	9
Write-down	—	—	—	—	—
Balance at 31.12.02	—	—	5	4	9

Movements during the year:
Acquisitions	—	—	—	—	—
Disbursements	—	—	—	—	—
Disposals and divestments	—	—	—	—	—
Repayments	—	—	—	—	—
Write-down/provision for losses	—	—	—	—	—

Historical cost	—	—	5	4	9
Write-down	—	—	—	—	—
Balance at 31.12.03	—	—	5	4	9

The value of equity investments in other companies relates to the purchase cost at the nominal value of 100 shares, equal to 5% of the share capital, of the company Industria Acqua Siracusana S.p.A., with registered headquarters in Syracuse. The net shareholders’ equity of the affiliated company at December 31st 2002 was Euro 108 thousand.

The financial receivables refer to guarantee deposits.

Current Assets (Euro 176,600 thousand)

4.4 Inventories

	31.12.03	31.12.02
Raw materials	3,432	3,417
Ancillary and consumable materials	10,914	11,953
Finished products and goods	294	113
Advances	58	132
TOTAL	14,698	15,615

Inventories of raw materials are more or less in line with the values of the amounts in stock at the end of the previous year.

The inventories of ancillary and consumable goods were written down for Euro 850 thousand, in order to prudently account for the spare parts which are no longer considered suitable for the current technical situation of the IGCC complex.

Product inventories increased as a result of the higher quantities of sulphur in stock at the end of the year.

The advances refer to receivables for advances to suppliers on purchase orders for spare parts and consumable goods, which are due to be delivered in the first few months of the following year.

4.5 Receivables

	31.12.03	31.12.02
Trade receivables	39,766	66,084
Receivables from parent companies	—	8,284

Receivables from associated companies	3,815	6,686
Other receivables	16,561	33,165
TOTAL	60,141	114,219

The exposure is almost half (47%) the figure for 2002; comments concerning each type of credit are detailed below:

Trade receivables

	31.12.03	31.12.02
Receivables due from the sale of electrical power	39,216	65,698
Sundry trade receivables	550	386
TOTAL	39,766	66,084

The receivables refer mainly to the sale of electricity in the month of December 2003, increased by the annual adjustment on the regulatory tariff estimated at Euro 12,235 thousand. In 2002, the figures included both the receivables for sales of electricity in December and November, in so far as the payment was collected in January 2003.

The receivables for the sale of electrical power, inclusive of the adjustment, were collected in February 2004.

Receivables from parent companies

	31.12.03	31.12.02
Trade receivables:
ERG Petroli S.p.A.	—	8,284
TOTAL	—	8,284

Receivables from parent companies have been set at zero in so far as the trade relations pertaining to the period are today held with the ERG Raffinerie Mediterranee, which became an associated company following changes in company control at the end of 2002.

Receivables from associated companies

	31.12.03	31.12.02
Trade receivables:
ERG Raffinerie Mediterranee S.r.l.	3,078	2,053
ERG Petroli S.p.A.	620	—
ISAB Energy Services S.r.l.	69	107
	3,768	2,160
Financial receivables:
ERG Petroli S.p.A.	47	—
ISAB Energy Services S.r.l.	—	4,526
TOTAL	3,815	6,686

Receivables from ERG Raffinerie Mediterranee refer to the sale of minor products in the fourth quarter of 2003, receivables from ERG Petroli refer to trade relations of previous years, for which payment has been collected in the first few days of January 2004. Financial receivables refer to interest charges due to late payment.

Receivables from ISAB Energy Services fell mainly due to the repayment of the loan granted in 2002; the trade receivables shown relate to charges for general service expenses.

Other receivables

	31.12.03	31.12.02
Receivables due from tax authorities	1,603	—
Receivables for advance taxes	5,612	9,180
Receivables for damage compensation	6,030	21,030
Receivables for insurance reimbursements	1,479	2,421
Receivables from employees	10	11
Receivables from suppliers and other debtors	1,826	523
TOTAL	16,561	33,165

Receivables due from tax authorities amounting to Euro 1,603 million relate to IRAP following compensation for advances paid during the year, with the tax for the year estimated at Euro 5,646 million Euro.

The receivables for advance taxes can be divided into IRPEG-related receivables (Euro 2,346 thousand) and IRAP-related receivables (Euro 3,267 thousand).

IRPEG is almost entirely made up of the taxation on provisions for risks and charges.

The IRAP taxation refers to the timing differences generated during the various years (Euro 297 thousand) and the advance tax on the capitalised financial expenses up until the moment the IGCC plant became operational and which will absorbed in the next year in relation and proportion to the amortisation applied (Euro 2,970 thousand).

The recording of advance taxes was carried out in compliance with the accounting principle number 25 issued by the “Consigli nazionali dei dottori commercialisti e dei ragionieri”.

The compensation recognised to the company following the settlement of the litigation with the Snamprogetti Foster Wheeler Energy Consortium on December 30th 2002 and recorded last year for Euro 21,030 million, has bee collected in February 2003 for Euro 15 milion, accordingly to the agreements. The remaining amount of Euro 6,030 thousand will be collected through Texaco Development on the basis of a non-recourse transfer of the receivables of the above-mentioned Consortium from Texaco Development, for the royalties due by ISAB Energy to Texaco accordingly to the license contract regarding the use of the gasification process. The expiry of said contract is in 2012.

The receivables for insurance reimbursements for Euro 1,479 thousand represent the share that was collected during the month of February from the other co-insurers, against the damage occurred on 14.03.2001 (amounting to Euro 2,958 thousand); the portion insured by RAS has been already liquidated.

The other receivables relate mainly to the receivable due following the rectification of the amounts paid for the carriage of electrical energy produced during 2002 e 2003 (Euro 1,609 thousand). The rectification arose after the “Regional Administrative Court” of Lombardy upheld the appeal presented by our company against the measures taken by the “Autorità per l’Energia Elettrica ed il Gas” (Electricity and Gas Authority), carried out by the Gestore della Rete di Trasmissione Nazionale S.p.A., which obliged the company to pay such amounts for the carriage of electricity.

The receivables collectable beyond twelve months relate mainly to IRPEG and IRAP taxation and the receivable from Texaco Development.

4.6 Cash and cash equivalents

	31.12.03	31.12.02
Bank and postal deposits:
• ordinary current accounts	76	42
• Project Financing	101,680	85,057
	101,756	85,099

Cash on hand	5	2
TOTAL	101,761	85,101

The item is generated by the existing availability at the end of the year of cash in hand and in current bank accounts, after the regular management of the treasury according to contractual agreements drawn up with the financing banks.

The balance of bank accounts consists mainly of the deposits in the accounts at the Citibank in Milan (the project financing account bank), through which all the capital income and expenditure moving the company transit, according to the rules and limitations imposed by the Project Financing credit contract.

In 2003 a new, restricted preferential account was opened for Euro 23,959 thousand called “Insurance reserve account”, destined as a guarantee for the lack of insurance cover following the variation in the policy regarding the exemption days for “business interruption”. The duration of the restriction is subordinate to the renewal of the current insurance policy, which expires on April 15th 2004.

4.7 Accrued income and pre-paid expenses

Pre-paid expenses

	31.12.03	31.12.02
Premiums for sureties	42	178
Insurance	3,879	3,420
Fees for services and other fees	353	390
TOTAL	4,274	3,989

The premiums for sureties refer to amounts paid to the banks as securities issued for the VAT credit for the year 1999.

The prepaid expenses regarding insurance relate to premiums on policies to cover property and civil responsibility risks, which expire after the year in question.

The other deferrals arose mainly from the service fee for Euro 220 thousand advanced to the associated company ERG Raffinerie Mediterranee, the payments for diagnostic activities to the turbines for Euro 52 thousand and the agency fees for Euro 33 thousand, paid to Barclays Bank, the Project financing agent bank.

The economic competence of the deferrals will be shown in the next financial year 2004.

The following table shows the receivables, accrued income, and pre-paid expenses broken down by maturity:

	within 12 months	within 5 years	beyond 5 years	Total
Receivables included as financial assets
• from	—	4	—	4
Receivables included as current assets
• advances to suppliers (inventories)	58	—	—	58
• from customers	39,766	—	—	39,766
• from parent companies	—	—	—	—
• from associated companies	3,815	—	—	3,815
• from others	6,114	8,020	2,426	16,561
	49,753	8,020	2,426	60,200
Accrued income and prepaid expenses
• prepaid expenses	4,274	—	—	4,274
TOTAL	54,027	8,023	2,426	64,477

Liabilities

4.8 Shareholders’ Equity

Share capital

The fully paid-up share capital is as follows:

	Share of capital	%
ERG Power & Gas S.r.l. - Roma	2,634,150	51
MEC Priolo BV - Olanda	2,530,850	49
TOTAL	5,165,000	100

The shares owned by the company ERG Power & Gas were transferred to that company on November 1st 2003 by the ex parent company ERG Petroli S.p.A., as part of a reorganisation of the energy sector within the ERG Group.

Legal reserve (Euro 1,033 thousand)

The legal reserve corresponds to one fifth of the share capital.

Income (Loss) carried forward (Euro 119,625 thousand)

The item refers to the share carried forward of the income for 2001 and 2002:

	31.12.03	31.12.02
Income for 2001 carried forward	12,666	30,926
Income for 2002 carried forward	106,959	—
TOTAL	119,625	30,926

Changes in Shareholders’ Equity

	Share Capital	Share Premium reserve	Legal Reserve	Other reserve	Retained earnings (loss)	Income (Loss) for the year	Total Shareholders Equity
Balance at 31.12.2001	5,165			15,493	(6,960)	56,959	70,657
Cover of losses for 1999 and 2000				(6,960)	6,960		—

Appropriation of residual reserve in capital account to financial payables				(8,533)			(8,533)

Appropriation of income for 2001			1,033		30,926	(31,959)	—

Distribution of income for 2001						(25,000)	(25,000)

Result for 2002						106,959	106,959

Balance at 31.12.2002	5,165	—	1,033	—	30,926	106,959	144,083
Appropriation of income for 2002					106,959	(106,959)	—

Appropriation of income for 2001					(18,260)		(18,260)

Result for 2003						80,548	80,548
Balance at 31.12.2003	5,165	—	1,033	—	119,625	80,548	206,371

4.9 Provisions for risks and charges

			Changes
	31.12.03	31.12.02	Increases	Decreases
Provision for back taxes	203	305	—	(102)
Provision for maintenance cycles	7,352	9,716	5,446	(7,810)
Provision for finished product expenses	33	47	33	(47)
TOTAL	7,587	10,068	5,479	(7,959)

The provision for back taxes was set aside as a contingency for the possibly higher tax charges for the years 1998 and 1999, after the presentation of notices of assessment and rectification for direct taxes and VAT. The provision was used as part of the settlement for the year 1998 following the assessment ruling and the remaining amount will be set aside to cover any tax settlement for the year 1999.

After the extraordinary maintenance work carried out to the plants, Euro 7,810 thousand of the provision was used to partially cover the maintenance expenses incurred. The provision for Euro 5,446 thousand reflects the competent share for the year, determined according to the four-yearly maintenance cycle plan for each train of the plants and the two-yearly plan for the parts in common.

The expenses provision for finished products has been wholly used within the limits of the provision set up in 2002.

The amount of Euro 33 thousand at the end of the year relates to the provision regarding the expenses which will be incurred on the quantities of vanadium concentrate in stock at December 31st 2003.

4.10 Staff leaving indemnities

This fund fully covers the leaving indemnities of all the employees up to December 31st 2003 in compliance with current legal and contractual requirements, which take into account the voluntary pension contributions transferred to Previndai and Fondenergia.

The decrease is largely due to employee resignations.

4.11 Payables

	31.12.03	31.12.02
Bank borrowings	593,811	700,142
Other borrowings	25,361	—
Trade payables	21,395	24,429
Payables to parent companies	27,632	78,767
Payables to associated companies	26,925	24,400
Due to tax authorities	2,477	2,497
Due to social security institutions	79	83
Other payables	327	317
TOTAL	698,007	830,635

Payables decreased by Euro 132,628 thousand, divided into Euro 130,101 thousand for financial payables and Euro 2,527 thousand regarding outstanding debts and other payables.

Bank borrowings

	31.12.03	31.12.02
Loans and financing:
Project financing San Paolo IMI S.p.A.	593,811	700,142

TOTAL	593,811	700,142

The bank borrowings relate to financing obtained via the Project financing operation, which was accompanied by special liens and a mortgage on the land, as previously mentioned in the introduction to this document.

The financing agreed with the company via the “Project Credit Facility Agreement” contract,  dated April 5th 1996, was re-negotiated on September 15th 2000 with a “Refinancing” operation whose main outcome was the extension of the expiry terms to December 15th 2014.

The financing is of the “non recourse” type, is to be repaid in 29 instalments (the first was on December 15th 2000), at variable rates linked to the Euribor at six months on tranche “B” and to the European Investment Bank (“EIB”) at three months on tranche “C”.

At December 31st 2003, given the current debt and in relation to the single tranches, two hedging operations on the interest rate (Interest Rate Swap) were in existence, for total notional values equal to Euro 445 million, fixing the previously variable interest rates at a yearly 3.78%. Both operations expire on June 15th 2006, the fixed interest rated of 3.78% remains unvaried for the duration of the contract and the notional value will decrease in proportion to the payment of the interest rates on the debt.

As from June 15th 2006 the coverage of the interest rate risk will occur via two contracts with an expiry date of December 15th 2008 (Interest Rate Cap), which fix a maximum annual rate of 3.78%.

During 2003 the debt was reduced through 4 payments for Euro 87,110 thousand and 2 voluntary advance payments amounting to Euro 18,850 thousand. This led to a decrease in debt of Euro 54,968 thousand on tranche “B” and Euro 50,992 thousand on tranche “C”.

The residual capital of the various tranches is displayed below and includes the interest payable accrued and not yet paid at December 31st 2003:

	31.12.03	31.12.02
Tranche “B”	330,042	384,264
Tranche “C”	262,784	314,522
Interest payable on financing	986	1,356
TOTAL	593,811	700,142

According to year-end commitments, the expiry dates for repayment per year are estimated thus:

2004	77,011
2005	80,391
2006	90,877
2007	93,498
2008	76,896
beyond 2009	175,137
TOTAL	593,811

Payables due to other financiers

	31.12.03	31.12.02
Edison Mission Energy (USA)	20,756	—
MEC Priolo B.V. (Holland)	4,605	—
TOTAL	25,361	—

The above item was created following the change to the company statute on April 8th 2003, when the control of the company was transferred to the ERG Group.

The value of financing at the end of the year was Euro 25,361 thousand and is comparable to the value shown in the reports for 2002 for payables due to parent companies (Euro 24,166 thousand).

The financial payables due to Edison Mission Energy represent the subordinated loan (sub-debt) and the Project financing loan, which was raised in the interest of the parent company MEC Priolo B.V. for Euro 18,186 thousand. The figure shown in the balance sheet includes accrued interest for Euro 2,570 thousand.

The repayment plan and the conditions of the disbursement of the subordinated loan provide for the accrual of interest equal to the cost of money of the Project financing debt increased by three percentage points and 34 six-monthly instalments of the same amount, starting from the moment in which the conditions of collectability agreed with the financing banks occur, which up until 2003 were linked to the settlement of the litigation underway with the Snamprogetti Foster Wheeler Energy Consortium.

The financing for Euro 4,181 thousand from MEC Priolo B.V. also consists of the subordinated loan (sub-debt) and Project financing loan. It is recorded in the balance sheet inclusive of accrued interest payable for Euro 424 thousand and the conditions of collectability and repayment are the same as for the above-mentioned clauses regarding Edison Mission Energy.

It is expected that the interest accrued will be paid during 2004, whereas the payment of the instalments should begin in 2005.

Payables due to suppliers

	31.12.03	31.12.02
Italian suppliers	19,793	19,976
E.U. suppliers	401	1,001
Suppliers outside E.U.	1,201	3,451
TOTAL	21,395	24,429

The payables due to suppliers were lower than in 2003 mainly because of the fewer services received from suppliers outside Italy.

Payables due to parent companies

	31.12.03	31.12.02
Trade payables:
ERG S.p.A.	347	87
ERG Petroli S.p.A.	—	74
	347	161
Financial payables:
ERG Power & Gas S.r.l.	26,397	—
ERG Petroli S.p.A.	—	37,851
Edison Mission Energy (USA)	—	19,744
MEC Priolo B.V. (Holland)	—	16,623
	26,397	74,218
Other payables:
ERG S.p.A.	888	4,389

TOTAL	27,632	78,767

The trade payables due to ERG S.p.A. relate to services received and directors’ fees, while the other payables relate to the payment of VAT for the month of December 2003, transferred to the Group’s centralised account.

The financial payables due to ERG Power & Gas S.r.l. refer to the subordinated loan (sub-debt) and the Project financing loan amounting to Euro 23,281 thousand, as well as the interest accrued for Euro 3,116 thousand. This financing was recorded at 31.12.2002 for Euro 25,101 thousand, due to ERG Petroli S.p.A., which as from November 2003 was transferred to the new parent company ERG Power & Gas.

The conditions of collectability and repayment are the same as those of the debts due to the companies of the Edison Mission Group.

When comparing the figures with those of 2002, the financial payables due to parent companies were reduced both as a result of the payment of Euro 25,000 thousand from the income of the year 2001 and of the payment of Euro 24,116 million for the appropriate recording of the subordinated loans amongst the payables due to other financiers.

Payables due to associated companies

	31.12.03	31.12.02
Trade payables:
ERG Raffinerie Mediterranee S.r.l.	11,266	6,308
ISAB Energy Services S.r.l.	9,571	10,780
ERG Petroli S.p.A.	191	0
Mission Energy Italia S.r.l.	—	20
Edison Mission Energy Ltd. (UK)	—	85
	21,029	17,193
Financial payables:
ERG Raffinerie Mediterranee S.r.l.	5,856	7,207
ISAB Energy Services S.r.l.	41	—
	5,896	7,207

TOTAL	26,925	24,400

The payables due to ERG Raffinerie Mediterranee mainly relate to trade payables for supplies of raw materials and services in December 2003 and the financing subordinate to the “Loan agreement”  of April 5th 1996 for Euro 5,896 thousand. This debt, without accrued interest, is repaid at six-monthly rates of the same amount and expires on April 1st 2010.

As far as ISAB Energy Services S.r.l. is concerned, the figure shown relates to services received on the basis of the previously mentioned “Operation & Maintenance” contract and to interest on extended payments.

Payables due to ERG Petroli consist of the supply of lubricant oil and the charge for directors’ fees.

Trade payables due to the companies Mission Energy Italia S.r.l. and Edison Mission Energy Limited are not shown here because they have been included in the payables towards Suppliers.

Due to tax authorities

	31.12.03	31.12.02
Income tax for the year	2,322	2,300
Due to tax authorities for deductions	33	73
Other tax payables	121	123
TOTAL	2,477	2,497

The item is due for Euro 2,315 thousand to IRPEG taxation for the current year, as well as the deductions from the income of employees and independent workers and the tax on waste disposal.

The ten-year exemption from IRPEG taxation expired on October 5th 2003 and the relative share of the tax burden was determined from that date.

The income tax for the year 2002 for Euro 2,300 thousand relates to IRAP taxation, for which in the year in question there was a clear situation of credit, recorded amongst the assets.

The other tax payables consist of Euro 91 thousand for the tax on waste disposal and Euro 30 thousand for other taxes.

Due to Social Security Institutions (Euro 79 thousand)

This item (Euro 83 thousand at December 31st 2002) includes Euro 48 thousand due to the various institutions for social security and national insurance contributions relating to salaries and wages for the months of December 2003 and the allocation of Euro 31 thousand for contributions due from the pay accrued by employees on holidays and paid days off not taken, productivity premiums and overtime not yet paid.

Other payables

	31.12.03	31.12.02
Payables due to employees	212	202
Other sundry payables	115	115
TOTAL	327	317

“Payables due to employees” refers to sums not yet paid and includes holidays and paid days off not yet taken, overtime and productivity premiums.

The item “other sundry payables” relates to expense contributions for 2001 due to the Antitrust Authority for Electricity and Gas.

4.12 Accrued expenses and deferred income

	31.12.03	31.12.02
Accrued expenses:
Additional salary expenses and contributions	33	33
Expenses from swap operations (IRS)	336	510
TOTAL	369	543

The accrued expenses include the fourteenth monthly salary for employees for Euro 33 thousand for the year 2003 and the expense of Euro 336 thousand of the hedging operation on the interest rates (IRS) of the financial debt obtained via Project financing.

Payables and Accrued expenses are broken down by maturity as follows:

	within 12 months	within 5 years	beyond 5 years	Total
Payables
• bank borrowings	77,011	341,662	175,137	593,811
• due to other financiers	2,994	5,263	17,104	25,361
• due to suppliers	21,395	—	—	21,395
• due to parent companies	4,352	5,478	17,803	27,632
• due to associated companies	21,970	3,603	1,351	26,925
• due to tax authorities	2,477	—	—	2,477
• due to social security institutions	79	—	—	79
• other payables	327	—	—	327

Accrued expenses and deferred income

• accrued expenses	369	—	—	369
• deferred income	—	—	—	—

TOTAL	130,973	356,007	211,396	698,375

4.13 Memorandum accounts  (Euro 3,137 thousand)

Memorandum accounts are open on the raw materials deposited at the Impianti Sud of ERG Raffinerie Mediterranee S.r.l., for Euro 3,137 thousand (Euro 3,651 thousand at December 31st 2002).

Reference is made to previous descriptions regarding the Project Financing restrictions, to which the financial flows produced by the company are subject, and to the commitments accepted via the Interest Rate Swap operation, which was activated in order to cover the interest rates on the Project Financing debt.

5 Income Statement Analysis

5.1 Production Value (Euro 427,512 thousand)

Revenues from sales and services

	2003	2002	2001
Sales and services to customers:
• Electricity	405,069	409,329	366,760
• Other services and sales	3,037	2,437	1,975
	408,106	411,765	368,736
Sales and services to parent companies
• Heat	—	4,886	5,943
• Steam	—	1,066	1,364
• Fluxing product (oil)	—	176	228
• Other services and sales	—	909	937
	—	7,038	8,471
Sales and services to associated companies:
• Heat	6,653	1,966	—
• Steam	1,345	302	—
• Fluxing product (oil)	628	—	—
• Other services and sales	1,058	248	—
	9,685	2,516	—

TOTAL	417,791	421,319	377,207

Sales revenues are mainly made up of sales of electrical power at the incentive price of CIP/6, inclusive of the adjustment to the sales tariff for 2003, estimated to be Euro 12,235 thousand.

Net production sold amounted to 4,000 thousand MWh (4,197 thousand MWh in 2002).

Sales and services include revenues for the supply of steam, air, water and supplies of minor products.

The revenues from associated companies relate to ERG Raffinerie Mediterranee.

Changes in the inventories of products in progress, semi-finished products and finished products (Euro 181 thousand)

The changes relate to the higher value of sulphur inventories (Euro 206 thousand), partially offset by the reduction of the value of vanadium concentrate (Euro –25 thousand).

Fixed asset increases for internal work

	2003	2002	2001

Material taken from the warehouse	1,421	824	37

TOTAL	1,421	824	37

This item refers to the value of the spare parts taken from the warehouse and used to increase capitalised investments.

Other Income and revenues

	2003	2002	2001
• Insurance reimbursements	4,529	5	17,070
• Penalties and compensation from suppliers	38	21,091	233
• Ordinary surpluses	2,570	988	1,268
• Sundry revenue and income	981	328	300
TOTAL	8,118	22,413	18,872

The item includes Euro 4,529 thousand for reimbursements regarding two incidents which occurred on May 1st 2000 and on March 14th 2001, causing damage to the two technical units of the power plant. The inclusion of this amount amongst the ordinary operations is due to the recognisance of a loss in profit and of reimbursements for the higher production expenses recorded during those periods.

The ordinary surpluses for Euro 2,570 thousand are due to differences beetwen actual figures and estimation made in previous years on expenses for Euro 1,943 thousand and on revenue for Euro 627 thousand.

The other revenues emerged as a result of the sale of spare and scrap parts for Euro 531 thousand, rents payable for the part of the office building and connected services to the associated company ISAB Energy Services for Euro 291 thousand, services to the associated company ERG Raffinerie Mediterranee for Euro 116 thousand, ordinary capital gains from the surrender of assets for Euro 39 thousand and sundry income amounting to Euro 4 thousand.

5.2 Production expenses (Euro 295,302 thousand)

Raw, ancillary, and consumable materials and goods

	2003	2002	2001
Raw materials and goods	160,814	155,552	160,297
Materials and spare parts	11,425	9,422	8,909
Sundry materials and purchases	66	99	61
TOTAL	172,305	165,073	169,267

The purchases relate to the supplies and provision of oxygen and nitrogen for Euro 48,263 thousand, electrical power for Euro 12,220 thousand, methane gas for Euro 4,718 thousand and raw materials supplied by the associated company ERG Raffinerie Mediterranee for Euro 95,613 thousand.

The relations with other group companies consisted of: the supply of diesel (Euro 11,926 thousand), feedstock (Euro 69,461 thousand), fuel oil (Euro 5,026 thousand) and LCO, Virgin naphtha, LPG and steam (Euro 9,199 thousand).

The other purchases are due to spare parts necessary for maintenance (Euro 5,810 thousand), to ancillary and consumable materials (Euro 5,615 thousand), and to sundry goods, such as car fuel, stationary, printed matter, sets of forms, minor office equipment, etc.(Euro 66 thousand).

Included amongst the ancillary materials are purchases of lubricant oils for Euro 266 supplied by the associated company ERG Petroli.

Service costs

	2003	2002	2001
Commercial services and transportation	4,530	6,459	5,306
Maintenance and operational assistance	13,031	11,970	18,096
Technical, legal and other advice and services	3,474	4,208	7,878
Insurance	12,602	9,730	3,527
Services for staff	152	192	216
Services from parent companies	1,005	4,767	3,975
Services from associated companies	23,404	18,858	20,063
Other services	2,214	1,939	289
TOTAL	60,413	58,123	59,349

Service costs on a whole rose by Euro 2,290 thousand compared to the previous year, and no longer include the supply of steam which in this report is included amongst the purchase expenses.

The industrial services for the running and maintenance of the plants increased by Euro 5,462 thousand, administrative and general services increased by Euro 2,047 thousand and commercial services fell by Euro 5,219 thousand. It should be noted that the figure for the year 2002 includes the cost of steam for Euro 3,362 million di Euro.

The services supplied by parent companies consist mainly to relations with ERG S.p.A., for staff activities (Euro 157 thousand), IT services (Euro 420 thousand), public relations (Euro 125 thousand) and the emoluments of directors directly employed by the parent company (Euro 219 thousand).

Furthermore, an amount of Euro 83 thousand is included for the emoluments of directors directly employed by ERG Petroli S.p.A., until the moment the said company controlled our company.

Services received from the associated companies relate to the running and maintenance of the I.G.C.C. complex for Euro 22,172 thousand, completely rendered by ISAB Energy Services S.r.l., and to the fire-fighting/prevention services, healthcare assistance, marketing and personnel administration services rendered by ERG Raffinerie Mediterranee S.r.l. (Euro 1.232 thousand).

Leases and rentals

	2003	2002	2001
Rents paid	304	247	205
Long-term hires/leasing	367	245	179
Royalties	923	1,472	604
TOTAL	1,594	1,964	989

The item “rents paid” consists of rents paid to the associated company ERG Raffinerie Mediterranee for the storage of raw materials (Euro 211 thousand), to the leasing of service cars (Euro 44 thousand), of office equipment (Euro 49 thousand), to the leasing of computers and instruments (Euro 192 thousand), and various rents (Euro 175 thousand).

The royalties paid relate to the use of the industrial and gasification processes of Texaco Development-USA (Euro 870 thousand) and the “solvent reclaimer” of MPR Service Inc.-USA (Euro 53 thousand).

Personnel expenses

	2003	2002	2001
Wages and salaries	887	952	906
Social security expenses	285	281	242
Staff leaving indemnities	62	65	55
Other expenses	16	19	1
TOTAL	1,250	1,316	1,204

The company avails itself of services rendered by the company ISAB Energy Services for the running of the industrial complex. Personnel expenses therefore refer only to white-collar staff and not operational personnel.

The table shows the breakdown of company personnel by category (average number during the year):

	2003	2002	2001
Managers	3	4	4
Executives	4	4	5
Employees	13	11	12
TOTAL	20	19	21

At December 31st 2003 the total number of employees was 20 (19 at December 31st 2002).

Amortisation, depreciation and write-downs

	2003	2002	2001
Amortisation of intangible fixed assets	8,741	8,795	9,011
Depreciation of tangible fixed assets	37,834	36,981	36,247
TOTAL	46,575	45,776	45,258

The value of the amortisation of intangible assets fell due to the completion of the three-year cycle of several software programmes. The increase in the depreciation of fixed assets is due to new assets becoming operational during the year.

Amortisation and depreciation was calculated with exclusive reference to the economic and technical values and excess amortisation and depreciation was therefore not applied.

Changes in the inventories of raw, ancillary and consumable materials and goods

	2003	2002	2001
Changes in raw materials	(15)	285	(61)
Changes in materials and spare parts	190	(1,497)	(1,359)
Write-down of spare parts	850	—	—
TOTAL	1,024	(1,212)	(1,420)

There was a slight increase in the inventory of raw materials, of approximately Euro 15 thousand, due to the slightly higher quantities in stock of around 151 tonnes.

The change in ancillary and consumable materials was a negative one due to the lower stock recorded as regards spare parts and consumable materials. Furthermore, there was a write-down of spare parts for those components of the plant which, despite the completion of the maintenance cycles, have never recorded movements from their initial purchase, which occurred between 1998 and 1999 on the basis of equipment lists supplied by the constructors of the IGCC plant.

Other provisions (Euro 5.479 thousand)

This item (which in 2002 was Euro 6,459 thousand and in 2001 Euro 1,931 thousand) is composed of the competent share of the maintenance costs of the cyclical shutdown of the plants (Euro 5,446 thousand) and the expenses, which will be shown on the batches of vanadium concentrate in stock at the end of the year (Euro 33 thousand).

Other operating expenses

	2003	2002	2001
Duties and taxes for the year	3,513	3,510	3,439
Entertainment and public relations	51	159	181
Ordinary losses	1,415	1,166	886
Losses on disposal of assets	1,682	139	—
TOTAL	6,661	4,975	4,506

The duties and taxes refer to I.C.I. taxation paid to the council of Priolo Gargallo (Euro 3,242 thousand), the tax on waste (Euro 135 thousand), the tax on emissions (Euro 75 thousand) and the additional taxation on electricity (Euro 28 thousand).

The ordinary losses refer to differences between actual figures and estimation made in previous year on expenses and revenues, amounting to Euro 523 thousand and Euro 893 thousand, respectively.

The losses on disposals of assets relate to the ordinary disposal of plant assets from the productive process and electronic equipment (personal computer) sold due to obsolescence.

5.3 Financial income and expenses (Euro 39.636 thousand)

Other financial income:

	2003	2002	2001
Bank interest	1,901	2,300	2,525
Interest from parent companies	—	52	237
Interest from associated companies	177	26	—
Sundry financial income	390	188	312
TOTAL	2,468	2,566	3,074

The bank interest arises mainly from the current account assets held at the Citibank in Milan. The interest from associated companies represent the current share of the loan conceded to ISAB Energy Services (Euro 130 thousand) and the interest on trade relations with ERG Petroli.

The other financial income relates to interest for late payments by clients, for Euro 102 thousand, and exchange differences, for Euro 288 thousand.

Interest and other financial expenses

	2003	2002	2001
Interest on bank borrowings	21,338	30,971	43,943
Financial expenses on bank borrowings	4,598	5,780	5,989
Interest due to swap differentials	13,428	9,461	2,230
Interest on other loans	2,540	2,804	3,455
Interest to ISAB Energy Services	105	115	45
Interest due to exchange rate differences	14	60	178
Sundry interest and financial expenses	81	607	59
TOTAL	42,104	49,797	55,900

The Project financing expenses for the year were Euro 6,848 thousand lower than in the previous year, because of the combined effect of lower interest rate liabilities and a reduced exposure after the payment of the capital shares, compensated, in part, by the higher negative differentials paid on the “Interest Rate Swap” operation to cover the interest rates on the debt.

The interest expense on subordinated loans, as a consequence of the interest expense on the main debt, recorded a decrease amounting to Euro 264 thousand. The sum of Euro 2,540 thousand includes interest expense for Euro 204 thousand to the parent company ERG Power & Gas and Euro 1,092 thousand to the associated company ERG Petroli.

Interest expense to ISAB Energy Services were accrued against late payment on relations of a commercial nature.

5.4 Extraordinary items (Euro 332 thousand)

	2003	2002	2001
Extraordinary income
Gains on disposal of assets			34
	—	—	34
Extraordinary expenses
Taxes pertaining to previous years	332	391	—
Losses on disposal of assets	—	—	195
	332	391	195

TOTAL	(332)	(391)	(161)

The item includes the tax charges for Euro 302 thousand incurred for the tax periods from 1997 to 2001, in compliance with art 8, law 289/2002 and for Euro 30 thousand following the assessment carried out by the revenue authorities in compliance with art. 2, law 350/2003 for the tax year 2002.

5.5 Income tax

	2003	2002	2001
Current IRPEG taxation	2,447	—	—
Current IRAP taxation	5,678	7,290	5,066
Advance and deferred taxes	3,568	72	86
TOTAL	11,694	7,362	5,152

The provision for income taxes for the year was calculated taking into account the estimated taxable income determined in the light of current tax regulations .

As far as IRPEG is concerned, it should be remembered that 2003 was the first year the company was subject to IRPEG, following the ten-year exemption which expired on October 5th 2003 and the tax burden, as a result, reflects the charge for the reduced period subject to taxation.

The advance and deferred taxes refer to the recovery of deferred IRPEG on losses carried forward for the years 1998, 1999 and 2000 (Euro 5,451 thousand), IRAP paid in advance on the capitalisation of financial expenses (Euro 163 thousand) and the effect of timing differences pertaining to previous years (Euro 343 thousand), reduced by the provision on deferred tax payables for IRPEG and IRAP for Euro 2,197 thousand and Euro 192 thousand, respectively.

The deferred liabilities are classified as decrease , of the deferred tax assets.

Reconciliation between financial statements and theoretical tax charges

IRPEG

Profit before taxes	92,242
Theoretical IRPEG taxation (34%)		31,362
Taxable timing differences - subsequent years	—
Deductible timing differences - subsquent years	(6,657)
Transfer of timing differences from previous years	16,266
Differences which will not arise in subsequent years:
Changes - increases	11,695
Changes - decreases	(96,767)

IRPEG taxable income	16,778
Balance sheet IRPEG		5,705

IRAP

Difference between value and cost of production	132,209
Items not relevant for IRAP purposes	1,250

Theoretical taxable income	133,459
Theoretical IRAP taxation (4,25%)		5,672
Temporary difference deductible in future years	(4,518)
Reversal of temporary differences from previous years	11,828
Differences which will not arise in subsequent years:
Changes- increase	9,101
Changes- increase	(8,954)

IRAP taxable income	140,916
Bilance sheet IRAP (4,25%)		5,989

6 Cash Flow Statements

(Thousands of euro)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES (A)
Net profit (loss) for the period	80,548	106,959	56,959
Amortization	46,575	45,776	45,258
Losses / (gains) on asset disposals	1,643	139	161
Changes in assets and liabilities:
Inventories	67	(980)	(1,625)
Trading account receivables	32,994	(23,639)	59,972
Other short term assets	16,320	(5,932)	(20,399)
Trading account payables	989	(7,779)	(11,991)
Accruals and provisions	(1,624)	6,358	1,971
Other short term liabilities	(3,690)	3,203	2,381
Net cash provided (used in) operating activities	173,822	124,107	132,687

CASH FLOWS FROM INVESTING ACTIVITIES (B)
Investments in fixed assets	(473)	(268)	(483)
Investments in intangible assets	(12,905)	(11,791)	(15,758)
Investment in financial assets	—	—	—
Disposals of fixed assets	98	—	1,065
Disposals of financial assets	—	—	285
Net cash used in investing activities	(13,280)	(12,059)	(14,891)

CASH FLOWS FROM FINANCING ACTIVITIES (C)
Increase (decrease) in mid-long term debt	(71,955)	(60,040)	(98,458)
Increase (decrease) in short term debt	(53,667)	8,306	16,549
Capital contribution	—	—	—
Dividends	(18,260)	(33,534)	—
Net cash provided from (used in) financing activities	(143,882)	(85,267)	(81,909)

INCREASE / (DECREASE) IN CASH (A+B+C)	16,660	26,781	35,887

CASH, BEGINNING OF YEAR	85,101	58,321	22,434
INCREASE IN CASH (A+B+C)	16,660	26,781	35,887
CASH, END OF YEAR	101,761	85,101	58,321

7. Reconciliation to Generally Accepted Accounting Principles in the United States

(Amounts in Thousands of Euro, unless otherwise indicated)

The Company’s accounting policies for financial reporting in accordance with Italian GAAP differ in certain respects from accounting principles generally accepted in the United States  (“US GAAP”).  Significant differences, which have an effect on Net Income / (Loss) and Shareholders’ Equity, are described below:

(a) Levelisation of incentive component - The selling tariffs of electricity are established annually by the Italian Authority for Energy and include, for the first eight years of operations, an incentive premium referred to as CIP/6.  The CIP/6 premium is available to the Company due to an Italian Law applicable to companies that generate electricity through renewable sources.  The incentive is currently being received by the Company as part of its annual billing to GTRN; for purposes of Italian GAAP revenue recognition, the amount of the premium is billed annually and recognized in the Profit and Loss Statement.

Under US GAAP, EITF 91-6, Revenue Recognition of Long-Term Power Sales Contracts (“EITF 91-6”), provides the framework for revenue recognition on these types of arrangements.  Within EITF 91-6, the Company’s contract falls under the “type 1” contract, that is, a contract where the utility is obligated to take or pay for all power made available by the independent power producer for the term of the contract.  The price per KwH is specified and could either increase or decrease during the contract term. EITF 91-6 states that revenue recognition for these types of contracts should be at the lower of i) amounts billable under the contract and ii) an amount equal to the KwH made available during the period multiplied by the estimated average revenue per KwH over the term of the contract. The determination of the lesser amount should be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently since the commencement of the contract.

Therefore, for US GAAP purposes, such incentive should be recognized in income over the life of the fifteen-year power sales contract. Therefore, a portion of the CIP/6 incentive billed in each of the first eight years of the plant operation is being deferred to the following years.

The estimated amount to be deferred at December 31, 2003 reflects the reforecast of the production for the years from 2004 to 2015 and excludes the inflation effect on the incentive rate.

(b) Capitalization of refinancing costs – In 2000, the project-financing contract was re-negotiated in order to extend its length; according to Italian GAAP, the cost of this re-negotiation was charged to the 2000 statement of operations.

The accounting under US GAAP for this situation is highlighted in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).  According to EITF 96-19, an exchange of debt is considered significant if, from the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The restructuring of the debt arrangement, and the resultant net present value of the cash flows was not more than the 10% required by EITF 96-19, therefore, the exchange was not considered substantially different.  Such costs have been capitalized and amortized over the life of the project-financing contract.

(c) Reversal of cyclical maintenance fund - The plant consists of two separate lines which need to be shut down every four years for cyclical maintenance.  According to Italian GAAP, the budgeted costs for the cyclical maintenance are distributed over the scheduled cycle period through the accrual of a cyclical maintenance provision. Actual costs are charged against the reserve as incurred.  According to US GAAP, all maintenance costs are entirely charged to the statement of operations when incurred or, to the extent necessary, capitalized.

(d) Derivatives - The only derivative products in use by Isab are interest rate swaps and rate cap contracts, which are used to lock-in a targeted level of interest rates on the Company’s long-term debt. For Italian GAAP purposes, the changes in the fair value of the hedges are not recognized.  For US GAAP purposes, it is necessary to designate derivative financial instruments at the time of their inception in order to qualify for hedge accounting.  The Company had certain derivatives that had qualified for hedge accounting treatment; such contracts, initiated in previous years, expired during 2003. The fair values of these expired hedges are included in Shareholders’ Equity. All contracts initiated in December 2003 do not qualify for hedge accounting, therefore their fair value (total net amount of € 4.5 million) has been recognized in the profit and loss account.

(e) Settlement agreement - A claim was pending between Isab and the plant construction consortium for costs related to delayed start up of the plant and additional construction costs related to change orders.

On February 17, 2003, the syndicate banks gave their consent to the settlement agreement reached with the consortium, the agreement was signed on December 30, 2002. By way of indemnity and considerations for the reached agreements, the Consortium agreed to pay a total amount of Euro 21,030 thousand, mainly including reimbursement of profit lost due to delivery delays of the plant, a portion of which (Euro 15,000 thousand) was to be in cash within February 2003 and an additional Euro 6,030 thousand in assignment of receivables of the consortium from Isab for royalties.

In accordance with Italian Law, the effectiveness of the settlement was retroactive to the signature date and the settlement was treated as income in the year ended December 31, 2002. For US GAAP purposes, the settlement has been recognized in 2003 as it was contingent on future events, in particular the consent of the banks. Under US GAAP, the liquidated damages, including indemnification of loss of profit recoverable from the construction consortium are recorded as a reduction of plant basis, while the assignment of the receivables will be recognzed in the years it occurs.

(f) Accounting for start-up costs – Under Italian GAAP, the Company has capitalized and deferred various costs, mainly start-up and other ancillary costs such as training that are to be expensed as incurred under US GAAP.

(g) Recognition of insurance reimbursement - The Company incurred certain reimbursable damages in 2001, for which insurance claims were filed. According to Italian GAAP, these claims are recognized when reasonably estimable on the basis of supporting documentation.  For US GAAP purposes, these amounts are not recognized until they are realizable. As at December 31, 2003 no differences in recognition of receivables from insurance companies exist and, therefore, the US GAAP differences related to previous years reverse.

(h) Accounting for income taxes - In the accompanying reconciliation the effects of the recognition of deferred income taxes relate only to the US GAAP adjustments that give rise to temporary differences between the reporting basis for Italian GAAP and the reporting basis for US GAAP, no significant differences exist between the method of accounting for deferred income taxes applied by Isab under Italian GAAP and US GAAP. The Italian statutory taxation is based on a national tax (IRPEG - 36% in 2002 and previous years, 34% in 2003) and on a Regional Tax on Productive Activities (IRAP – 4.25%); the temporary differences, which will reverse in 2004 and following, consider the effect of the Italian tax reform enacted in 2003 effective from January 1, 2004 which replaces IRPEG with IRES – 33%; the effects of the change in tax rate is included in the 2003 profit and loss account. The taxable basis for the computation of IRAP is essentially operating income, calculated on the basis of the legal Italian statements, plus labor costs and interest expenses. In addition, the company was in a ten-year exemption from IRPEG, which expires in October 2003; the 2003 income was therefore taxable at the average IRPEG rate of 8.5%, which corresponds to the application of the full tax rate (34%) on a pro-rata basis for one-quarter of 2003.

The following table summarizes the significant adjustments to the net loss and quotaholders’ equity which would be required if US GAAP had been applied instead of Italian accounting principles.

		NET EQUITY			NET INCOME
		2003	2002	2001	2003	2002	2001

	Amounts as per Italian GAAP	206,371	144,083	70,657	80,548	106,959	56,959

a	Levelisation of Incentive Component	(186,340)	(130,553)	(76,060)	(55,788)	(54,493)	(45,859)
b	Capitalization refinancing costs	4,626	5,047	5,468	(421)	(421)	(421)
c	Reversal cyclical maintenance fund	7,352	9,716	3,304	(2,364)	6,412	1,931
d	Derivatives	(4,596)	(12,078)	(14,097)	1,387	877	(6,859)
e	Settlement agreement	(19,409)	(21,030)	0	1,621	(21,030)	0
f	Accounting for start up costs	5,339	710	(3,436)	4,630	4,146	4,146
g	Recognition of insurance reimbursements	0	(895)	(3,977)	895	3,082	(3,977)
h	Accounting for income taxes	71,903	56,162	30,445	16,548	25,765	18,479

	Amounts in accordance with US GAAP	85,246	51,162	12,304	47,056	71,297	24,399

Shareholders’ equity consisted of the following:

	Capital stock	Additional paid in capital	Retained earnings	Total
Balance as of December 31, 2000	5,165	24,302	(35,180)	(5,713)
2001 result	—	—	24,399	24,399
Fair value of hedging derivatives	—	—	(6,381)	(6,381)
Balance as of December 31, 2001	5,165	24,302	(17,163)	12,304
Dividends payable as a note	—	—	(8,533)	(8,533)
Dividends	—	—	(25,000)	(25,000)
Fair value of hedging derivatives	—	—	1,094	1,094
2002 result	—	—	71,297	71,297
Balance December 31, 2002	5,165	24,302	21,695	51,162
Dividends	—	—	(18,260)	(18,260)
Fair value of hedging derivatives	—	—	5,288	5,288
2003 result	—	—	47,056	47,056
Balance December 31, 2003	5,165	24,302	55,779	85,246

The coverage of losses under Italian GAAP utilizing paid-in capital has been reclassified under “Additional paid-in capital”, for the purpose of US GAAP.

Furthermore, the reimbursement of paid in capital (Euro 8,533 thousand), classified in the Italian accounts as increase of subordinated debt from Shareholders is classified in the above table as dividends.

Italian law requires that 5% of a company’s net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve, amounting to Euro 1,033 thousand at December 31, 2003, is not available for distribution.

The Company has capitalized certain start-up and expansion costs under Italian GAAP. According to the Italian Law dividends can be distributed only if the equity reserves are higher than the unamortized amount of such capitalized costs that, at December 31, 2003, amounted to Euro 6,784  thousand.

Roma, March 23rd 2004

On behalf of the Board of Directors
The Chairman
Domenico D’Arpizio

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

Edison Mission Energy (Registrant)

By:	/s/ Kevin M. Smith
Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	June 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Thomas R. McDaniel
Thomas R. McDaniel	President and Chief Executive Officer	June 23, 2004

Controller or Principal Accounting Officer:

/s/ Mark C. Clarke
Mark C. Clarke	Vice President and Controller	June 23, 2004

Majority of Board of Directors:

/s/ Thomas R. McDaniel
Thomas R. McDaniel	Director, Chairman of the Board	June 23, 2004

/s/ Bryant C. Danner
Bryant C. Danner	Director	June 23, 2004

/s/ Theodore F. Craver, Jr.
Theodore F. Craver, Jr.	Director	June 23, 2004