Form 10-Q
period 2004-06-30
EDISON MISSION ENERGY
filed 2004-08-06
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

       Number of shares outstanding of the registrant's Common Stock as of August 6, 2004: 100 shares (all shares held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
	PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 4.	Controls and Procedures	69
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	70
	Signatures	71

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues
Electric revenues	$696,522	$685,924	$1,469,586	$1,366,857
Net gains from price risk management and energy trading	5,788	17,792	7,307	10,962
Operation and maintenance services	10,778	11,597	19,388	20,954

Total operating revenues	713,088	715,313	1,496,281	1,398,773

Operating Expenses
Fuel	216,345	243,128	510,154	520,015
Plant operations and transmission costs	244,843	247,458	462,602	450,284
Plant operating leases	46,523	51,609	97,474	103,077
Operation and maintenance services	9,371	7,370	16,547	13,749
Depreciation and amortization	74,760	72,024	148,764	143,855
Loss on lease termination, asset impairment and other charges	954,256	251,240	954,256	251,240
Administrative and general	46,595	42,201	91,106	80,248

Total operating expenses	1,592,693	915,030	2,280,903	1,562,468

Operating loss	(879,605)	(199,717)	(784,622)	(163,695)

Other Income (Expense)
Equity in income from unconsolidated affiliates	96,017	67,640	160,847	131,477
Interest and other income	5,038	(348)	9,992	6,430
Gain on sale of assets	—	—	43,489	—
Interest expense	(143,436)	(118,817)	(278,984)	(235,640)
Dividends on preferred securities	—	(5,724)	—	(11,318)

Total other income (expense)	(42,381)	(57,249)	(64,656)	(109,051)

Loss from continuing operations before income taxes and minority interest	(921,986)	(256,966)	(849,278)	(272,746)
Benefit for income taxes	(357,039)	(102,541)	(327,971)	(113,901)
Minority interest	(19,997)	(9,841)	(32,403)	(13,902)

Loss From Continuing Operations	(584,944)	(164,266)	(553,710)	(172,747)
Loss from operations of discontinued foreign subsidiaries, net of tax (Note 7)	(117)	(2,470)	(79)	(2,242)

Loss Before Accounting Change	(585,061)	(166,736)	(553,789)	(174,989)
Cumulative effect of change in accounting, net of tax (Note 15)	—	—	—	(8,571)

Net Loss	$(585,061)	$(166,736)	$(553,789)	$(183,560)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Loss	$(585,061)	$(166,736)	$(553,789)	$(183,560)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $(344) and $2,269 for the three months and $1,173 and $1,304 for the six months ended June 30, 2004 and 2003, respectively	(29,199)	42,130	(6,893)	63,418
Minimum pension liability adjustment	171	(487)	(177)	(286)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(20,229) and $20,527 for the three months and $(50,876) and $2,933 for the six months ended June 30, 2004 and 2003, respectively	(3,853)	24,959	(50,533)	21,812
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(15,736) and $447 for the three months and $(31,487) and $(3,484) for the six months ended June 30, 2004 and 2003, respectively	22,030	(4,675)	42,976	(5,944)

Other comprehensive income (loss)	(10,851)	61,927	(14,627)	79,000

Comprehensive Loss	$(595,912)	$(104,809)	$(568,416)	$(104,560)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$467,757	$503,910
Accounts receivable—trade, net of allowance of $6,751 in 2004 and $6,470 in 2003	336,165	353,887
Accounts receivable—affiliates	500,960	29,987
Assets under price risk management and energy trading	30,877	48,355
Inventory	158,810	165,531
Prepaid expenses and other	158,045	203,704

Total current assets	1,652,614	1,305,374

Investments in Unconsolidated Affiliates	1,632,677	1,607,226

Property, Plant and Equipment	8,313,379	8,684,811
Less accumulated depreciation and amortization	1,319,588	1,262,660

Net property, plant and equipment	6,993,791	7,422,151

Other Assets
Goodwill	853,176	867,164
Deferred financing costs	81,665	66,604
Long-term assets under price risk management and energy trading	97,670	96,990
Restricted cash	285,785	338,268
Rent payments in excess of levelized rent expense under plant operating leases	272,244	213,686
Other long-term assets	119,154	153,933

Total other assets	1,709,694	1,736,645

Assets of Discontinued Operations	1,422	6,122

Total Assets	$11,990,198	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2004	December 31, 2003
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$31,934	$3,068
Accounts payable and accrued liabilities	382,709	479,958
Liabilities under price risk management and energy trading	219,522	163,199
Interest payable	109,923	101,169
Short-term obligations	31,199	52,418
Current maturities of long-term obligations	111,904	855,845

Total current liabilities	887,191	1,655,657

Long-Term Obligations Net of Current Maturities	6,794,534	5,331,313

Long-Term Deferred Liabilities
Deferred taxes and tax credits	1,272,196	1,290,059
Deferred revenue	415,725	577,453
Long-term incentive compensation	29,339	29,695
Long-term liabilities under price risk management and energy trading	112,416	138,098
Junior subordinated debentures	154,639	154,639
Preferred securities subject to mandatory redemption	158,250	164,050
Other	326,587	318,219

Total long-term deferred liabilities	2,469,152	2,672,213

Liabilities of Discontinued Operations	84	581

Total Liabilities	10,150,961	9,659,764

Minority Interest	504,681	514,978

Commitments and Contingencies (Note 10)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,634,864	2,632,954
Retained deficit	(1,327,900)	(772,397)
Accumulated other comprehensive loss	(36,538)	(21,911)

Total Shareholder's Equity	1,334,556	1,902,776

Total Liabilities and Shareholder's Equity	$11,990,198	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Loss from continuing operations, after accounting change, net	$(553,710)	$(181,318)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(160,847)	(131,477)
Distributions from unconsolidated affiliates	78,088	65,127
Depreciation and amortization	148,764	143,855
Minority interest	32,403	13,902
Deferred taxes and tax credits	43,045	(140,065)
Asset impairment charges	—	251,240
Gain on sale of assets	(43,489)	—
Cumulative effect of change in accounting, net of tax	—	8,571
Changes in operating assets and liabilities:
Increase in accounts receivable – trade	(5,778)	(38,107)
Increase in accounts receivable – affiliates	(479,429)	(1,817)
Decrease (increase) in inventory	(3,577)	12,976
Decrease (increase) in prepaid expenses and other	(7,424)	94,272
Increase in rent payments in excess of levelized rent expense	(53,865)	(91,591)
Increase (decrease) in accounts payable and accrued liabilities	(31,995)	31,113
Increase in interest payable	11,915	2,983
Decrease (increase) in net assets under risk management	(2,154)	9,571
Other operating, net	(30,317)	(24,608)

	(1,058,370)	24,627
Operating cash flows from discontinued operations	2,805	104

Net cash provided by (used in) operating activities	(1,055,565)	24,731

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	1,764,572	226,797
Payments on long-term debt agreements	(799,169)	(40,461)
Short-term financing and lease swap agreements, net	(19,548)	303,100
Cash dividends to minority shareholders	(12,410)	(9,485)
Financing costs	(34,950)	(2,531)

Net cash provided by financing activities	898,495	477,420

Cash Flows From Investing Activities
Investments in and loans to energy projects	7,535	(42,167)
Purchase of common stock of acquired companies	—	(274,813)
Capital expenditures	(47,050)	(79,104)
Proceeds from return of capital and loan repayments	4,645	11,903
Proceeds from sale of interest in projects	118,027	—
Decrease in restricted cash	29,713	5,896
Investments in other assets	32,897	9,119

	145,767	(369,166)
Investing cash flows from discontinued operations	1,345	4,908

Net cash provided by (used in) investing activities	147,112	(364,258)

Effect of exchange rate changes on cash	8,062	16,128
Effect on cash from deconsolidation of subsidiaries	(34,231)	—

Net increase (decrease) in cash and cash equivalents	(36,127)	154,021
Cash and cash equivalents at beginning of period	504,093	647,240

Cash and cash equivalents at end of period	467,966	801,261
Cash and cash equivalents classified as part of discontinued operations	(209)	(131)

Cash and cash equivalents of continuing operations	$467,757	$801,130

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars in millions, Unaudited)

Note 1.   General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

       Edison Mission Energy's (EME's) significant accounting policies are described in Note 2 to its Consolidated Financial Statements as of December 31, 2003 and 2002, included in EME's annual report on Form 10-K for the year ended December 31, 2003. EME follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for variable interest entities (see Note 16). This quarterly report should be read in connection with such financial statements.

       Terms used but not defined in this report are defined in EME's annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or shareholder's equity.

       EME's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the consolidated financial statements included in its 2003 annual report on Form 10-K have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that matures in December 2004 raises substantial doubt about EME's ability to continue as a going concern. In April 2004, all of the outstanding debt of Edison Mission Midwest Holdings was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 9—Refinancing.

Note 2.   Dispositions

Agreements to Sell International Projects

       On July 20, 2004, EME entered into an agreement to sell its 51.2% interest in Contact Energy to Origin Energy Limited for total consideration of NZ$1,674.7 million (approximately $1.1 billion), which includes the assumption of NZ$535 million of debt. Completion of the sale, currently expected in the fourth quarter of 2004, is subject to closing conditions and action by the New Zealand Takeovers Panel. EME has entered into a foreign currency hedge in order to protect against a depreciation in the value of the New Zealand dollar (in which the sales price is denominated) versus the U.S. dollar.

       On July 29, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International BV, to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%). The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion. Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. The sale is expected to close in the fourth quarter of 2004.

       Together, these two transactions represent the sale of all of EME's interests in its international projects. Net proceeds from these two transactions are expected to be approximately $2.5 billion to EME after taxes, transaction expenses and purchase price adjustments. EME's initial estimate of the after-tax gain on sale of its international projects is approximately $550 million. Net proceeds from the sale will be used to repay the $800 million secured loan at Mission Energy Holdings International, Inc. and other indebtedness. EME will retain its ownership of the subsidiaries associated with the Lakeland project (see Note 7—Discontinued Operations) and some inactive subsidiaries.

       The following table presents the condensed financial position of MEC International BV at June 30, 2004.

June 30, 2004
Cash	$198
Property, plant and equipment	4,128
Other assets	2,392

Total assets	$6,718

Accounts payable	$158
Debt	2,840
Deferred taxes	596
Other liabilities	914
Minority interest	733
Equity	1,477

Total liabilities and equity	$6,718

       Beginning in the third quarter of 2004, EME will report its international operations as discontinued operations.

Sales of Domestic Projects

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

       On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Note 3.     Loss on Lease Termination, Asset Impairment and Other Charges

       Loss on lease termination and other charges for the second quarter and six months ended June 30, 2004 was related to the termination of the Collins Station lease. On April 27, 2004, EME's subsidiary, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately

$960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power purchase agreement with Exelon Generation, which is scheduled to expire at the end of 2004. EME recorded a pre-tax loss of approximately $954 million (approximately $586 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $3 million inventory reserve for excess spare parts at the Collins Station.

       Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. As a result of the change in useful life, EME changed the estimated useful life of the remaining plant assets to the end of 2004. Accordingly, EME plans to depreciate $20 million of plant assets over the period May through December 2004. At June 30, 2004, EME had not accrued for exit costs related to the expected reduction in personnel as such amounts were not determinable at that time.

       EME anticipates that the termination payment and decomissioning will result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns. EME's receivable to be realized under the tax-allocation agreement was $494 million at June 30, 2004, approximately $370 million of which is attributable to the Collins Station lease termination and decommissioning, and is included under accounts receivable – affiliates in the consolidated balance sheet.

       Asset impairment charges were $251 million for the second quarter and six months ended June 30, 2003. Asset impairment charges in 2003 consisted of $245 million related to the impairment of eight small peaking plants owned by Midwest Generation in Illinois and $6 million related to the write-down of EME's investment in the Gordonsville project due to its planned disposition.

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

       Included in "Other long-term assets" on EME's consolidated balance sheet at June 30, 2004 and December 31, 2003 are customer contracts with a gross carrying amount of $100 million and $104 million, respectively, and accumulated amortization of $15 million and $12 million, respectively. The contracts have a weighted average amortization period of 20 years. For both of the three months ended June 30, 2004 and 2003, the amortization expense was $1 million. Amortization expense was $3 million and $2 million for the six months ended June 30, 2004 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal years 2004 through 2008 is approximately $6 million each year.

       Changes in the carrying amount of goodwill, by geographical segment, for the six months ended June 30, 2004 are as follows:

	Americas	Asia Pacific	Europe	Total
Carrying amount at December 31, 2003	$2	$561	$304	$867
Translation adjustments and other	—	(18)	4	(14)

Carrying amount at June 30, 2004	$2	$543	$308	$853

Note 5. Inventory

       Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
Coal and fuel oil	$91	$90
Spare parts, materials and supplies	68	76

Total	$159	$166

Note 6. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$145	$(156)	$(11)	$(22)
Current period change	(7)	(8)	—	(15)

Balance at June 30, 2004	$138	$(164)	$(11)	$(37)

       The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at June 30, 2004, was a loss of $99 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at June 30, 2004, was a loss of $65 million.

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

       As EME's hedged positions are realized, approximately $47 million, after tax, of the net unrealized losses on cash flow hedges at June 30, 2004 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. The maximum period over which EME has designated a cash flow hedge, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 12 years. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(1) million and $10 million during the second quarters of 2004 and 2003, respectively, and $5 million and $2 million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

       Contact Energy enters into cross currency interest rate swaps that qualify as fair value hedges. These cross currency swap contracts involve swapping fixed and floating-rate U.S. and Australian dollar loans into floating-rate New Zealand dollar loans. During the second quarter and six months ended June 30, 2004, EME recorded approximately $2 million representing the amount of fair value hedges' ineffectiveness from changes in the fair value of hedge positions, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement. EME had no comparable results in 2003.

Note 7. Discontinued Operations

Sale of International Operations

       As described in Note 2, EME entered into agreements to sell its international operations in July 2004. As a result, beginning in the third quarter of 2004, EME will reclassify current and historical results of its international operations as discontinued operations.

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

       The balance sheet at June 30, 2004 and December 31, 2003, is comprised of current assets of $1 million and $5 million, respectively. In addition, there were other long-term assets of $1 million and current liabilities of $1 million at December 31, 2003.

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

       Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total operating revenues	$—	$—	$—	$—
Loss before income taxes	—	(1)	—	(1)
Loss from operations of discontinued foreign subsidiaries	—	(2)	—	(2)

Note 8. Employee Benefit Plans

Pension Plans

       EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $13 million to its United States pension plans in 2004. As of June 30, 2004, $3 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense for United States plans are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$4	$4	$8	$8
Interest cost	2	2	4	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Net amortization and deferral	—	—	—	—

Total expense	$5	$5	$10	$10

       EME expects to contribute approximately $4 million to its foreign pension plans in 2004. As of June 30, 2004, approximately $2 million in contributions have been made.

       Components of pension expense for foreign plans are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1	$1	$2	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Curtailment/settlement	—	—	—	2
Net amortization and deferral	—	—	—	—

Total expense	$1	$1	$2	$3

Postretirement Benefits Other Than Pensions

       EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its postretirement benefits other than its pension plan in 2004. EME expects to make these contributions in the fourth quarter of 2004.

       Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—

Total expense	$1	$1	$2	$2

Note 9. Refinancing

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured corporate credit facility. This credit facility matures on April 27, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

       In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of June 30, 2004, Midwest Generation had borrowed $40 million under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading on its behalf for capacity and energy generated from the Illinois Plants. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

Note 10. Commitments and Contingencies

Contractual Obligations

       EME's long-term debt maturities for the five twelve-month periods ended June 30, 2004 are: 2005—$112 million; 2006—$258 million; 2007—$987 million; 2008—$228 million; 2009—$1.1 billion; and thereafter—$4.3 billion. These amounts have been updated primarily to reflect financing activities completed during the second quarter of 2004. See Note 9—Refinancing.

Capital Improvements

       At June 30, 2004, EME's subsidiaries had firm commitments to spend approximately $62 million ($8 million related to domestic operations) on construction and other capital investments during the remainder of 2004 through 2008. These expenditures are planned to be financed by existing subsidiary credit facilities and cash generated from these operations. The construction and other capital expenditures primarily relate to the construction of a power plant in New Zealand by Contact Energy and planned improvements at Midwest Generation.

Commercial Commitments

Introduction

       EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

       At June 30, 2004, standby letters of credit aggregated $130 million and were scheduled to expire as follows: remainder of 2004—$64 million; 2005—$30 million; and 2008 and thereafter—$36 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

       In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station and the Powerton and Joliet Stations in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 9—Refinancing), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. At June 30, 2004, Midwest Generation had $14 million recorded as a liability related to this matter and had made $1 million in payments through June 2004.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

       On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a fifty percent partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard) to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At June 30, 2004, EME recorded a liability of $10 million related to this indemnity.

Capacity Indemnification Agreements—

       EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of June 30, 2004, if payment were required, would be $168 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

Bank Indemnity under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account—

       EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $35 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity.

Subsidiary Guarantee for Performance of Unconsolidated Affiliate—

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

Contingencies

Legal Developments Affecting Sunrise Power Company

       Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, Mr. Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court. After various procedural motions, the case has been assigned to Judge Whaley in San Diego, who will hear plaintiff's motion to remand and any motions to dismiss later this year. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

Supply Contract from NRG Power Marketing

       EMMT was obligated to provide electricity to an unconsolidated 25%-owned affiliate, CL Power Sales Eight, L.L.C., referred to as CL Eight. As of May 27, 2004, EMMT was no longer the power supplier to CL Eight. Accordingly, this contingent liability terminated as of that date.

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

Litigation

       EME and its subsidiaries experience other routine litigation in the normal course of its business. None of such pending routine litigation is expected to have a material adverse effect on EME's consolidated financial position or results of operations.

Environmental Matters and Regulations

       EME and its subsidiaries are subject to environmental regulation by federal, state and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. EME believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which EME conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that EME would be able to recover these increased costs from its customers or that EME's financial position and results of operations would not be materially adversely affected.

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

Note 11.     Business Segments

       EME operates predominantly in one line of business, electric power generation, with reportable segments organized by geographic region: Americas, Asia Pacific and Europe. See Note 2—Dispositions for a description of the agreements related to the sale of EME's international operations.

Three Months Ended	Americas		Asia Pacific	Europe	Corporate/ Other	Total
June 30, 2004
Operating revenues from consolidated subsidiaries	$357		$270	$80	$—	$707
Net gains (losses) from price risk management and energy trading	2		9	(5)	—	6

Total operating revenues	$359		$279	$75	$—	$713

Income (loss) from continuing operations before income taxes and minority interest	$(901	)(1)	$87	$6	$(114)	$(922)

June 30, 2003
Operating revenues from consolidated subsidiaries	$330		$257	$110	$—	$697
Net gains (losses) from price risk management and energy trading	23		1	(6)	—	18

Total operating revenues	$353		$258	$104	$—	$715

Income (loss) from continuing operations before income taxes and minority interest	$(195	)(2)	$53	$(19)	$(96)	$(257)

Six Months Ended	Americas		Asia Pacific	Europe	Corporate/ Other	Total
June 30, 2004
Operating revenues from consolidated subsidiaries	$716		$531	$242	$—	$1,489
Net gains (losses) from price risk management and energy trading	3		7	(3)	—	7

Total operating revenues	$719		$538	$239	$—	$1,496

Income (loss) from continuing operations before income taxes and minority interest	$(818	)(1)	$152	$44	$(227)	$(849)

June 30, 2003
Operating revenues from consolidated subsidiaries	$698		$450	$242	$(2)	$1,388
Net gains (losses) from price risk management and energy trading	27		(5)	(11)	—	11

Total operating revenues	$725		$445	$231	$(2)	$1,399

Income (loss) from continuing operations before income taxes and minority interest	$(156	)(2)	$69	$5	$(191)	$(273)

(1)
Reflects loss on lease termination and other charges of $954 million ($586 million, after tax) related to the termination of the Collins Station lease and related inventory reserve.

(2)
Reflects asset impairment charges of $245 million pre-tax ($150 million, after tax) required to write-down the carrying amount of the small peaking plants in Illinois to their estimated fair value.

Note 12.     Investments in Unconsolidated Affiliates

       The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the California Power Group, Watson Cogeneration Company, PT Paiton Energy and ISAB Energy S.r.l. The California Power Group (not a legal entity) consists of Kern River Cogeneration Company, Sycamore Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, and Sunrise Power Company, LLC. For the three and six months ended June 30, 2003, the significant subsidiary investments also included Four Star Oil & Gas Company. EME sold 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. Therefore, Four Star Oil & Gas is not included in the balances for the three and six months ended June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$572	$611	$1,089	$1,171
Operating income	186	225	320	386
Income before accounting change	136	175	218	297
Net income	136	175	218	279

Note 13.     Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2004	2003
Cash paid
Interest (net of amount capitalized)	$247	$220
Income taxes (receipts)	97	(60)
Cash payments under plant operating leases	164	197
Details of assets acquired
Fair value of assets acquired	$—	$333
Liabilities assumed	—	58

Net cash paid for acquisitions	$—	$275

Non-cash activities from deconsolidation of variable interest entities
Assets	$220	$—
Liabilities	254	—

Note 14.     Stock-based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(585)	$(167)	$(554)	$(184)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	3	—	6	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(1)	(1)

Pro forma net loss	$(582)	$(167)	$(549)	$(184)

Note 15.     Cumulative Effect of Change in Accounting Principle

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

Note 16.     New Accounting Pronouncements

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

Variable Interest Entity	Location	Investment at June 30, 2004	Ownership Interest at June 30, 2004	Description
Paiton	East Java, Indonesia	$600	45%	Coal-fired facility
EcoEléctrica	Peñuelas, Puerto Rico	295	50%	Liquefied natural gas cogeneration facility
ISAB	Sicily, Italy	96	49%	Gasification facility
Watson	Carson, CA	95	49%	Cogeneration facility
Sunrise	Fellows, CA	84	50%	Gas-fired facility
CBK	Manila, Philippines	82	50%	Pumped-storage hydro electric facility
Sycamore	Bakersfield, CA	60	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	54	50%	Cogeneration facility
Kern River	Bakersfield, CA	46	50%	Cogeneration facility
IVPC4 Srl	Italy	42	50%	Wind facilities
Tri Energy	Bangkok, Thailand	22	25%	Gas-fired facility
Doga	Esenyurt, Turkey	14	80%	Cogeneration facility

       EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities will continue to be generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the following two projects due to the provisions of long-term power contracts which are variable interests. Accordingly, EME deconsolidated these projects at March 31, 2004:

  •
  Doga Project – Based on current guidance related to FIN 46R, the power sales contract with Trkiye Elektrik Daitim Anonim Sirketi ("TEDAS") is considered a variable interest due to the energy price provisions that absorb the risk of changes in operating costs and the transfer of ownership of the cogeneration plant to TEDAS at the end of the power sales contract. After considering the power sales contract a variable interest, EME determined that it was not the primary beneficiary under FIN 46R and, accordingly, deconsolidated this project on March 31, 2004. EME recorded its interest in the Doga project on the equity method beginning April 1, 2004.

  •
  Kwinana Project – Based on current guidance related to FIN 46R, the power sales contracts with British Petroleum Kwinana Refinery and Western Power are considered variable interests due to the energy price provisions that absorb the risk of changes in operating costs. After considering the power sales contracts as variable interests, EME determined that it was not the primary beneficiary under FIN 46R and, accordingly, deconsolidated this project on March 31, 2004. EME recorded its interest in the Kwinana project on the equity method beginning April 1, 2004. EME's interest in the Kwinana project is not a significant variable interest and, therefore, is not included in the table above.

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME will adopt this guidance in the third quarter of 2004. If EME's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, EME will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, EME is unable to predict the effect of the new law on its postretirement health care costs and obligations.

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

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2003, and as compared to the second quarter and six months ended June 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the second quarter of 2004, and a discussion of EME's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

       During the first six months of 2004, management continued to implement the restructuring plan announced during the fourth quarter of 2003, including the sale of EME's international assets and refinancing of 2004 debt maturities.

Disposition of EME's International Operations

       As indicated in EME's annual report on Form 10-K for the year ended December 31, 2003, EME engaged investment bankers to market for sale its international project portfolio. Subsequent to June 30, 2004, EME announced the following:

  •
  On July 20, 2004, EME entered into an agreement to sell its 51.2% interest in Contact Energy to Origin Energy Limited for total consideration of NZ$1,674.7 million (approximately $1.1 billion), which includes the assumption of NZ$535 million of debt. Completion of the sale, currently expected in the fourth quarter of 2004, is subject to closing conditions and action by the New Zealand Takeovers Panel.

  •
  On July 29, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International BV, to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%). The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion. Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. The sale is expected to close in the fourth quarter of 2004.

       Together, these two transactions represent the sale of all of EME's interests in its international projects. Net proceeds from these two transactions are expected to be approximately $2.5 billion to EME after taxes, transaction expenses and purchase price adjustments. EME's initial estimate of the after-tax gain on sale of its international projects is approximately $550 million. Net proceeds from the sale will be used to repay the $800 million secured loan at Mission Energy Holdings International, Inc. and other indebtedness. See "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Dispositions." EME will retain its ownership of the Lakeland project (see "Results of Operations—Consolidated Operating Results—Discontinued Operations") and some inactive international subsidiaries.

Completion of Midwest Generation Refinancing

       On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes and entered into a new credit agreement, which includes a $700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility. Proceeds from these transactions were used to refinance $693 million of indebtedness (plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million. The new working capital facility replaced an existing working capital facility. Completion of these financings was a major goal for 2004. See "Liquidity and Capital Resources—Key Financing Developments—Midwest Generation Financing Developments" for further details related to these financings. Also, see "Liquidity and Capital Resources—Termination of the Collins Station Lease" for details related to termination of the Collins Station lease.

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new three-year $98 million secured corporate credit facility. In addition, EME repaid the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Overview of EME's 2004 Financial Performance

       EME's financial performance in the second quarter and six months ended June 30, 2004 and 2003 included a number of important items:

  •
  The 2004 results include a $954 million (pre-tax) loss on lease termination related to the Collins Station lease. Management does not believe the Collins Station is economically competitive in the current marketplace given the current generation overcapacity in the MAIN region. In light of this, management terminated the Collins lease and plans to cease operations of the Collins Station by December 31, 2004.

  •
  The 2004 results include a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project.

  •
  The 2003 results include a $245 million (pre-tax) loss related to the impairment of eight small peaking plants in Illinois and a $6 million (pre-tax) loss related to the write-down of EME's investment in the Gordonsville project, which was sold in the fourth quarter of 2003.

       Excluding these items, EME's income (loss) from continuing operations was $1 million and $3 million during the three and six months ended June 30, 2004, respectively, compared to $(12) million and $(20) million during the comparable periods of the prior year. Key items affecting EME's operating performance included:

  •
  Power prices for merchant sales from the Illinois Plants increased over 2003 driven largely by higher natural gas prices. During the second quarter and six months ended June 30, 2004, the average realized price of power sold from the Illinois merchant plants from coal-fired generation was $31.32 per MWhr and $29.89 per MWhr, respectively, compared to $25.01 per MWhr and $25.27 per MWhr during the second quarter and six months ended June 30, 2003, respectively.

  •
  The availability factor of the Illinois Plants related to coal-fired generation was 70.8% and 76.6% during the second quarter and six months ended June 30, 2004, compared to 78.1% and 76.3% during the second quarter and six months ended June 30, 2003. EME's Homer City facilities had an unplanned outage related to Unit 1 in the first quarter of 2004, but maintenance plans were adjusted to bring forward into the first quarter an outage scheduled for May 2004, thereby partially mitigating the impact for the year.

  •
  EME's international operations were positively affected by strengthening foreign exchange rates.

Elimination of Restrictions on Dividends to MEHC

       EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis. The ring-fencing provisions were implemented to protect EME's credit rating from the negative events then affecting Edison International and its subsidiary, Southern California Edison. Despite the ring-fencing provisions, EME's Standard & Poor's credit rating fell to "B" and therefore, EME's management believed that these provisions, which included dividend restrictions and a requirement to maintain an independent director, were no longer necessary.

       In July 2004, EME made dividend payments totaling $69 million to its parent, Mission Energy Holding Company, or MEHC.

Expansion of PJM in Illinois

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (the FERC), to join PJM Interconnection, LLC (PJM) effective May 1, 2004. For further discussion, see "Market Risk Exposures—Regulatory Matters."

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

       On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Critical Accounting Policies and Estimates

       For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 47 of EME's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

       This section discusses operating results for the second quarters and six months of 2004 and 2003, first from the point of view of EME on a consolidated basis and thereafter with respect to each of the three regional segments. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Page
Consolidated Operating Results	28
Regional Operating Results	34
New Accounting Pronouncements	42

Consolidated Operating Results

Net Loss Summary

       Net loss is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Loss from continuing operations	$(585)	$(165)	$(554)	$(173)
Loss from discontinued operations	—	(2)	—	(2)
Cumulative changes in accounting	—	—	—	(9)

Net Loss	$(585)	$(167)	$(554)	$(184)

       EME's loss from continuing operations for the second quarter and six months ended June 30, 2004 and 2003 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Loss from Continuing Operations	$(585)	$(165)	$(554)	$(173)
Discrete Items (after tax)
Loss on lease termination, asset impairment and other charges (see "—Operating Expenses")	(586)	(153)	(586)	(153)
Gain on sale of assets (see "—Other Income (Expense)")	—	—	29	—

Income (loss) from Continuing Operations (excluding discrete items)	$1	$(12)	$3	$(20)

       The increase in the second quarter income from continuing operations, excluding discrete items, was primarily due to improved performance from Contact Energy and the ISAB project and higher earnings from EME's Homer City facility due to higher generation and energy prices. The year-to-date increase in income from continuing operations, excluding discrete items, was primarily due to increased profitability at EME's Illinois Plants from higher energy margins and higher earnings from Contact Energy, EME's First Hydro plant and the ISAB project. Partially offsetting these increases was the absence of earnings from Four Star Oil & Gas, which was sold on January 7, 2004, and higher interest expense.

       EME's 2003 loss from a change in accounting principle resulted from the adoption of a new accounting standard for asset retirement obligations. See "—Cumulative Effect of Change in Accounting Principle" for further discussion of this change in accounting.

Operating Revenues

       Electric revenues increased $11 million and $103 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was primarily due to increased electric revenues from Contact Energy mostly attributable to increased retail revenues and an increase in the value of the New Zealand dollar compared to the U.S. dollar. In addition, electric revenues increased from Homer City due to higher generation and higher energy prices. Partially offsetting these increases were no second quarter 2004 revenues from the Doga and Kwinana projects due to the adoption of FIN 46 resulting in the deconsolidation of these projects on March 31, 2004.

       The 2004 year-to-date increase was primarily due to strengthening of foreign currencies in New Zealand, Australia and United Kingdom (estimated impact was approximately $99 million using the change in exchange rates times the current year-to-date foreign currency revenues), increased revenues from Contact Energy as described above and from Loy Yang B due to higher generation. In addition, revenues increased due to higher revenues from the Illinois Plants and the First Hydro plant. Partially offsetting these increases were no second quarter 2004 revenues from the Doga and Kwinana projects due to the deconsolidation of these projects on March 31, 2004.

       Net gains (losses) from price risk management and energy trading activities are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Price risk management	$1	$7	$1	$(15)
Energy trading	5	11	6	26

Net gains	$6	$18	$7	$11

       Net gains and (losses) from price risk management activities result from recording derivatives at fair value under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Included in net gains (losses) from price risk management were:

  •
  $7 million and $4 million for the second quarter and six months ended June 30, 2004, respectively, and $6 million and $4 million for the second quarter and six months ended June 30, 2003, respectively, related to the ineffective portion of Illinois Plants forward electricity contracts, which were derivatives that qualify as cash flow hedges under SFAS No. 133.

  •
  $(8) million and $(7) million for the second quarter and six months ended June 30, 2004, respectively, and $5 million and $(3) million for the second quarter and six months ended June 30, 2003, respectively, related to the ineffective portion of Homer City forward electricity contracts, which were derivatives that qualify as cash flow hedges under SFAS No. 133, and gains

    (losses) related to futures contracts that did not qualify for hedge accounting under SFAS No. 133.

  •
  $10 million and $7 million for the second quarter and six months ended June 30, 2004, respectively, and $1 million and $(5) million for the second quarter and six months ended June 30, 2003, respectively, primarily related to the change in the market value of electricity and financial contracts entered into by Contact Energy.

  •
  $(5) million and $(3) million for the second quarter and six months ended June 30, 2004, respectively, and $(6) million and $(11) million for the second quarter and six months ended June 30, 2003, respectively, related to realized gains (losses) and the change in the market value of commodity contracts entered into by the First Hydro plant for the purchase and sale of electricity that was recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded a net gain (loss) of approximately $(1) million and $10 million during the second quarters of 2004 and 2003, respectively, and $5 million and $2 million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gains (losses) during the second quarter and six months ended June 30, 2004 and 2003 from Homer City were partially attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. See "Market Risk Exposures—Commodity Price Risk—Americas" for more information regarding forward market prices.

       The net gains from energy trading activities were the result of proprietary trading in the power markets in which EME has power plants. Gains from proprietary energy trading activities during the first six months of 2004 were lower than the corresponding period in 2003 due to less favorable market conditions (prices and volatility).

       EME's third quarter electric revenues are generally materially higher than revenues related to other quarters of the year because warmer weather during the summer months results in higher electric revenues from the Homer City facilities and the Illinois Plants. By contrast, the First Hydro plants generally have higher electric revenues during their winter months.

Operating Expenses

       Fuel costs decreased $27 million and $10 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter decrease was primarily due to the deconsolidation of the Doga and Kwinana projects on March 31, 2004 and decreased fuel costs from Contact Energy primarily due to lower wholesale electricity and gas sales. Partially offsetting these decreases were increased fuel costs from Homer City primarily due to higher sulfur-dioxide emission prices. The 2004 year-to-date decrease was primarily due to the deconsolidation of the Doga and Kwinana projects and decreased fuel costs from Contact Energy, partially offset by increased purchased power costs from the First Hydro plant.

       Plant operations and transmission costs decreased $3 million and increased $12 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Transmission costs were $75 million and $63 million for the second quarters of 2004 and 2003, respectively, and $143 million and $118 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases in transmission costs were primarily due to higher retail sales generated by Contact Energy and an increase in the value of the New Zealand dollar compared to the U.S. dollar. The year-to-date increase in transmission costs was partially offset by lower plant operations expenses at the Illinois Plants due to lower property taxes, plant overhaul expenses and railcar lease costs.

       Plant operating leases expense decreased $5 million and $6 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases were primarily due to the termination of the Collins Station lease on April 27, 2004.

       Depreciation and amortization expenses increased $3 million and $5 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher depreciation expense from Contact Energy attributable to the strengthening of the New Zealand dollar compared to the U.S. dollar. In addition, contributing to the 2004 year-to-date increase in depreciation expense from Contact Energy was higher depreciation expense associated with the Taranaki Station acquisition in March 2003.

       Loss on lease termination and other charges was $954 million for the second quarter and six months ended June 30, 2004. Loss on lease termination and other charges in 2004 consisted of $951 million related to the termination of the Collins Station lease (refer to "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion) and a $3 million inventory reserve for excess spare parts at the Collins Station due to Midwest Generation's plan to decommission the Collins Station and cease operations at the Station by December 31, 2004.

       Asset impairment charges were $251 million for the second quarter and six months ended June 30, 2003. Asset impairment charges in 2003 consisted of $245 million related to the impairment of eight small peaking plants owned by Midwest Generation in Illinois and $6 million related to the write-down of EME's investment in the Gordonsville project due to its planned disposition. The impairment charge relating to the peaking plants resulted from a revised long-term outlook for capacity revenues from the peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market.

       Administrative and general expenses increased $4 million and $11 million for the second quarter and six months ended June 30, 2004, compared to the corresponding periods of 2003. The increases were primarily due to higher costs incurred to implement EME's restructuring plan described under "Management's Overview." During the second quarter and six months ended June 30, 2004, EME incurred costs of $7 million and $13 million, respectively, compared to $5 million and $6 million for the second quarter and six months ended June 30, 2003, respectively.

Other Income (Expense)

       Equity in income from unconsolidated affiliates increased 42% and 22% for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was primarily due to an increase in EME's share of income from the Big 4 projects, and the March Point, EcoEléctrica and ISAB projects. The year-to-date increase was primarily due to an increase in EME's share of income from EcoEléctrica, Paiton Energy, ISAB and March Point projects. Partially offsetting the second quarter and year-to-date increases was the absence of earnings from EME's investment in Four Star Oil & Gas, which was sold on January 7, 2004.

       Interest and other income increased $5 million and $4 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher interest income and foreign exchange gains from EME's intercompany loans. In the corresponding periods of 2003, EME recorded foreign exchange losses from EME's intercompany loans.

       Gains on sale of assets were $43 million in the first six months of 2004 and none in the first six months of 2003. Gains on sale of assets in 2004 consisted of a $47 million gain related to the sale of EME's stock of Edison Mission Energy Oil & Gas and a $4 million loss related to the sale of EME's interest in Brooklyn Navy Yard Cogeneration Partners L.P. See "Management's Overview—Dispositions of Investments in Energy Plants" for more information related to these dispositions.

       Interest expense increased $25 million and $43 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were due to the issuance of the $800 million secured loan received by EME's subsidiary, Mission Energy Holdings International, in December 2003 and a change in classification of dividend payments on preferred securities recorded as interest expense commencing July 1, 2003. In addition, interest expense increased in the second quarter due to the issuance of $1.7 billion in new debt at Midwest Generation in April 2004, which was mostly offset by lower interest expense at Midwest Generation due to a reduction of approximately $1.7 billion in debt partially from the proceeds of such transactions.

Income Taxes

       EME's annual effective tax rate (excluding state tax reallocation benefits, the income tax provision related to the sale of Four Star Oil & Gas, and income tax benefit related to the loss on lease termination) was 35% during the six months ended June 30, 2004, compared to 49% (excluding state tax reallocation benefits, the impact of a change in statutory tax rates in Turkey, and income tax benefit related to impairment charges) during the first six months of 2003. The lower effective income tax rate in 2004 from 2003 is primarily attributable to increased earnings from taxable unconsolidated affiliates in 2004 (and therefore not included in EME's consolidated tax provision). During the first six months of 2004 and 2003, EME recorded additional state tax benefits, net of federal income taxes, of $5 million and $10 million, respectively, as a result of participation in a tax-allocation agreement with Edison International. During the second quarter of 2004, EME recorded a tax benefit of $368 million primarily relating to the loss on the termination of the Collins Station lease, and during the second quarter of 2003, EME recorded a tax benefit of $98 million relating to the impairment of the small peaking plants in Illinois and its Gordonsville project. During the first quarter of 2004, EME recorded a tax provision of $18 million relating to the sale of 100% of its stock in Edison Mission Energy Oil & Gas, which in turn held interests in Four Star Oil & Gas. The Turkish corporate tax rate decreased from 33% to 30%, retroactive to January 1, 2003, as a result of legislation passed in April 2003. In accordance with SFAS No. 109, "Accounting for Income Taxes," the reductions in the Turkish income tax rates resulted in an increase in income tax expense of approximately $4 million during the second quarter of 2003 due to a reduction in deferred tax assets. The tax legislation was subsequently changed resulting in an increase in the Turkish corporate tax rate to 33% for the year 2004 only.

Minority Interest

       Minority interest expense increased $10 million and $19 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Minority interest primarily relates to the 49% ownership of Contact Energy by the public in New Zealand.

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

Americas

General

       The following section provides a summary of the Americas region's operating results for the second quarter and six months ended June 30, 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Illinois Plants	$220	$221	$455	$433
Homer City	130	103	248	252
Other	7	6	13	13

	$357	$330	$716	$698

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Illinois Plants	$(959)	$(238)	$(948)	$(280)
Homer City	15	4	34	50
Other	3	10	1	23
Unconsolidated affiliates
Big 4 projects	39	33	50	50
Four Star Oil & Gas	—	11	47	26
Sunrise	4	8	1	7
March Point	2	—	8	3
Other	8	(12)	13	(14)
Regional overhead	(13)	(11)	(24)	(21)

	$(901)	$(195)	$(818)	$(156)

Illinois Plants

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Statistics – Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	2,848	3,075	5,870	6,675
Merchant	3,262	2,674	8,008	5,878

Total coal-fired generation	6,110	5,749	13,878	12,553

Equivalent Availability(1)	70.8%	78.1%	76.6%	76.3%
Forced outage rate(2)	9.1%	7.9%	7.4%	7.9%
Average realized energy price/MWhr:
Power purchase agreement	$17.53	$18.66	$17.59	$18.31
Merchant	$31.32	$25.01	$29.89	$25.27

Total coal-fired generation	$24.89	$21.61	$24.68	$21.57

Capacity revenues (in millions)	$67	$94	$93	$126

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

       Operating revenues from the Illinois Plants decreased $1 million and increased $22 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Revenues for the second quarter of 2004 were approximately the same as the second quarter of 2003, as higher generation and merchant energy prices were offset by a decrease in capacity revenues under the power purchase agreements. The year-to-date increase was primarily due to higher energy revenues due to increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices. This increase was partially offset by lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements. The merchant generation currently earns minimal capacity revenues. For more information on the power purchase agreements and wholesale energy markets, see "Market Risk Exposures—Commodity Price Risk—Americas—Illinois Plants."

       Losses from the Illinois Plants increased $721 million and $668 million for the second quarter of 2004 and the six-month period ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Discrete items affecting the losses of the Illinois Plants include:

  •
  $954 million during the second quarter of 2004 related to the loss on the termination of the Collins Station lease and related inventory reserve. See "—Consolidated Operating Results—Operating Expenses."

  •
  $245 million during the second quarter of 2003 related to impairment of small peaking plants in Illinois. See "—Consolidated Operating Results—Operating Expenses."

       Earnings (losses) from the Illinois Plants, excluding the above discrete items, were $(5) million and $6 million during the three and six months ended June 30, 2004, respectively, compared to $7 million and $(35) million for the comparable periods in the prior year. The decrease in the second quarter earnings was $12 million. Earnings for the six-month period increased $41 million due to the following factors:

  •
  higher revenues as described above;

  •
  lower depreciation expense due to the elimination of depreciation and amortization on the portion of the eight small peaking plants that were impaired in June 2003; and

  •
  lower interest expense primarily due to payment of debt during the fourth quarter of 2003 and the second quarter of 2004.

       The earnings (losses) of the Illinois Plants included interest income of $28 million for both the second quarters of 2004 and 2003 and $56 million for both the six months ended June 30, 2004 and 2003 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Statistics
Generation (in GWhr)	3,360	3,018	6,375	6,648
Availability(1)	83.2%	76.7%	78.4%	82.8%
Forced outage rate(2)	1.1%	4.1%	7.8%	5.5%
Average realized energy price/MWhr	$36.50	$31.52	$36.56	$35.99
Capacity revenues (in millions)	$8	$7	$16	$10

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

       Operating revenues from Homer City increased $27 million and decreased $4 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was primarily due to increased generation attributable to higher planned outages in 2003 and higher energy prices. The 2004 six-month decrease primarily resulted from lower electric revenues from the Homer City facilities due to lower generation from an unplanned outage at Unit 1 in February 2004.

       Earnings from Homer City increased $11 million and decreased $16 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was primarily due to higher revenues as described above. The 2004 six-month decrease in earnings was due to lower revenues as described above, higher maintenance costs from the outage during the first quarter of 2004 and increased sulfur-dioxide emission prices. See "Market Risk Exposures—Commodity Price Risk—Americas—Homer City Facilities."

       Gains (losses) from price risk management activities were $(8) million and $5 million for the second quarters of 2004 and 2003, respectively, and $(7) million and $(3) million for the six months ended June 30, 2004 and 2003, respectively. The gains (losses) represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133 and gains (losses) related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. See "—Consolidated Operating Results—Operating Revenues" for further discussion.

Big 4 Projects

       Earnings from the Big 4 projects increased $6 million for the second quarter of 2004, compared to the corresponding period of 2003. The change in earnings was largely due to higher energy prices in 2004. For the six-month period ended June 30, 2004, the impact of the higher energy prices in 2004 was offset due to planned outages at the Sycamore Cogeneration plant and the Watson Cogeneration plant in March 2004.

       The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $3 million and $4 million for the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, earnings included interest expense from Edison Mission Energy Funding of $7 million and $8 million, respectively.

Four Star Oil & Gas

       EME's share of earnings from Four Star Oil & Gas Company were $11 million and $26 million for the second quarter and six months ended June 30, 2003, respectively, with no earnings recorded in 2004 from its ownership interest due to the sale of the project. The 2004 earnings represent the gain on sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. See "Management's Overview—Dispositions of Investments in Energy Plants."

Sunrise

       Earnings from the Sunrise project decreased $4 million and $6 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases primarily resulted from higher interest expense due to the completion of the Sunrise project financing in September 2003.

March Point

       Earnings from March Point increased $2 million and $5 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in earnings were primarily due to higher operating revenues in 2004 due to a planned outage in June 2003 and the ineffective portion of fuel contracts entered into by March Point, which are derivatives that qualified as cash flow hedges under SFAS No. 133.

Other

       Net earnings from other projects in the Americas region (consolidated subsidiaries and unconsolidated affiliates) increased $13 million and $5 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher earnings from the EcoEléctrica project, mostly because of higher operating revenues in 2004 over 2003 resulting from plant outages from November 2002 through February 2003 and a $6 million loss related to the write-down of EME's investment in the Gordonsville project in the second quarter of 2003. Partially offsetting these increases were lower gains from energy trading activities in the second quarter and six months ended June 30, 2004.

Seasonal Disclosure

       EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Asia Pacific

General

       The following section provides a summary of the Asia Pacific region's operating results for the second quarter and six months ended June 30, 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$213	$195	$400	$338
Loy Yang B	50	44	105	80
Other	7	18	26	32

	$270	$257	$531	$450

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Contact Energy(1)	$55	$24	$81	$29
Loy Yang B	13	12	30	15
Other	4	6	8	9
Unconsolidated affiliates
Paiton	14	15	33	24
Other	3	(1)	5	(3)
Regional overhead	(2)	(3)	(5)	(5)

	$87	$53	$152	$69

(1)
Income before taxes of Contact Energy represents both EME's 51% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Contact Energy are reflected in a separate line item in the consolidated statements of income. See "—Consolidated Operating Results—Minority Interest." Contact Energy is a public company in New Zealand and provides shareholders' financial results in accordance with New Zealand accounting standards for its fiscal year ended September 30. On July 20, 2004, EME entered into an agreement to sell its 51% interest in Contact Energy. See "—Management's Overview—Disposition of EME's International Operations."

Contact Energy

       Operating revenues increased $18 million and $62 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher electricity retail and generation revenues arising from the Taranaki combined-cycle plant purchased in March 2003 and increased number of retail customers in the year 2003, as well as ongoing strength in retail volumes, tariff adjustments and management of transmission constraints. In addition, there was a 10% and 16% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003.

       Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, increased $31 million and $52 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to increased margins due to the factors described above related to revenues. In addition, gains (losses) from price risk management activities were $10 million and $7 million for the second quarter and six months ended June 30, 2004, respectively, compared to $1 million and $(5) million for the second quarter and six months ended June 30, 2003, respectively. The gains (losses) from price risk management activities primarily related to a change in market value of electricity and financial contracts that were not designated as cash flow hedges for hedge accounting under SFAS No. 133. Also included in the 2004 gains from price risk management activities was approximately $2 million representing the ineffective portion of cross currency interest rate swaps. These are derivatives that qualify as fair value hedges under SFAS No. 133. See "Market Risk Exposures—Foreign Exchange Rate Risk" for further discussion related to the cross currency interest rate swaps.

Loy Yang B

       Operating revenues increased $6 million and $25 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in operating revenues were primarily due to higher generation in 2004 in comparison to 2003 as a result of a planned outage in March 2003 and a 11% and 20% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003.

       Earnings from Loy Yang B increased $1 million and $15 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in earnings were due to higher electric revenues discussed above.

Paiton Energy

       Earnings from Paiton Energy decreased $1 million and increased $9 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter decrease was primarily due to decreased revenues mostly due to lower availability resulting from a planned outage in June 2004. The 2004 year-to-date increase in earnings was primarily attributable to a decrease in Indonesian income taxes resulting from interest expense from partner subordinated loans and lower costs incurred in 2004 related to debt restructuring activities, partially offset by lower revenues described above.

Other

       Operating revenues from other consolidated subsidiaries in the Asia Pacific region decreased $11 million and $6 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases were primarily due to the deconsolidation of the Kwinana project on March 31, 2004. Beginning April 1, 2004, EME recorded its interest in the Kwinana project on the equity method of accounting.

       Earnings from other projects in the Asia Pacific region (consolidated subsidiaries and unconsolidated affiliates) increased $2 million and $7 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in earnings were primarily due to higher earnings from the CBK project in the Philippines.

Europe

General

       The following section provides a summary of the Europe region's operating results for the second quarter and six months ended June 30, 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
First Hydro	$71	$69	$194	$160
Doga(1)	—	34	29	67
Other	9	7	19	15

	$80	$110	$242	$242

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
First Hydro	$(10)	$(16)	$9	$(11)
Doga(1)	—	2	6	6
Other	6	—	9	4
Unconsolidated affiliates
ISAB	12	(1)	20	10
Other(1)	3	—	10	4
Regional overhead	(5)	(4)	(10)	(8)

	$6	$(19)	$44	$5

(1)
Income before taxes of Doga through March 31, 2004 represents both EME's 80% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in the consolidated statements of income through March 31, 2004. See "—Consolidated Operating Results—Minority Interest." Effective March 31, 2004, the Doga project was deconsolidated due to the adoption of FIN 46. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method of accounting.

First Hydro

       Operating revenues increased $2 million and $34 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was due to a 12% increase in the average exchange rate of the British pound compared to the U.S. dollar during the second quarter of 2004, compared to the same prior year quarter. Partially offsetting this increase was lower volumes of power sales in the second quarter of 2004. The 2004 year-to-date increase resulted primarily from higher volumes of power sales and higher ancillary services revenues in 2004. In addition, there were higher electric revenues from the First Hydro plant due to a 13% increase in the average exchange rate of the British pound compared to the U.S. dollar during the six months ended June 30, 2004, compared to the same prior year period. The First Hydro plant is expected to provide for higher electric revenues during its winter months.

       Earnings from First Hydro increased $6 million and $20 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increase in earnings is partially due to a $5 million and $3 million loss from price risk management activities for the second quarter and six months ended June 30, 2004, respectively, compared to a $6 million and $11 million loss from price risk management activities for the second quarter and six months ended June 30, 2003, respectively. First Hydro's gains (losses) from price risk management relate to the change in market value of commodity contracts that are recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

Doga

       Revenues from Doga were $34 million and $67 million for the second quarter and six months ended June 30, 2003, respectively. Revenues from Doga were $29 million for the six months ended June 30, 2004, representing revenues from the first quarter of 2004. Earnings from Doga were $2 million and $6 million for the second quarter and six months ended June 30, 2003, respectively. Earnings from Doga were $6 million for the six months ended June 30, 2004, representing earnings from the first quarter of 2004. There were no revenues or earnings recorded on a consolidated basis during the second quarter of 2004 due to the deconsolidation of the Doga project on March 31, 2004. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method of accounting.

ISAB

       Earnings from ISAB increased $13 million and $10 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher generation in 2004 as compared to 2003 resulting from a major planned overhaul of the plant in April 2003.

Other

       Operating revenues from other consolidated subsidiaries in the Europe region increased $2 million and $4 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increase in operating revenues was primarily due to increased operating revenues from EME's Spanish Hydro project largely due to higher generation caused by more rainfall in the first six months of 2004, compared to the first six months of 2003.

       Earnings from other projects in the Europe region (consolidated subsidiaries and unconsolidated affiliates) increased $9 million and $11 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increase in earnings was primarily due to increased earnings from EME's Italian Wind project mostly due to higher generation caused by more wind in the first six months of 2004, compared to the first six months of 2003. In addition, included in earnings from unconsolidated affiliates for the second quarter of 2004 and the six months ended June 30, 2004 is EME's proportional share of income from the Doga project commencing April 1, 2004.

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

Variable Interest Entities

       EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at June 30, 2004	Ownership Interest at June 30, 2004	Description
Paiton	East Java, Indonesia	$600	45%	Coal-fired facility
EcoEléctrica	Peñuelas, Puerto Rico	295	50%	Liquefied natural gas cogeneration facility
ISAB	Sicily, Italy	96	49%	Gasification facility
Watson	Carson, CA	95	49%	Cogeneration facility
Sunrise	Fellows, CA	84	50%	Gas-fired facility
CBK	Manila, Philippines	82	50%	Pumped-storage hydro electric facility
Sycamore	Bakersfield, CA	60	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	54	50%	Cogeneration facility
Kern River	Bakersfield, CA	46	50%	Cogeneration facility
IVPC4 Srl	Italy	42	50%	Wind facilities
Tri Energy	Bangkok, Thailand	22	25%	Gas-fired facility
Doga	Esenyurt, Turkey	14	80%	Cogeneration facility

       EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities will continue to be generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

       In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the following two projects due to the provisions of long-term power contracts which are variable interests. Accordingly, EME deconsolidated these projects at March 31, 2004:

  •
  Doga Project – Based on current guidance related to FIN 46R, the power sales contract with Trkiye Elektrik Daitim Anonim Sirketi ("TEDAS") is considered a variable interest due to the energy price provisions that absorb the risk of changes in operating costs and the transfer of ownership of the cogeneration plant to TEDAS at the end of the power sales contract. After considering the power sales contract a variable interest, EME determined that it was not the primary beneficiary under FIN 46R and, accordingly, deconsolidated this project on March 31, 2004. EME recorded its interest in the Doga project on the equity method beginning April 1, 2004.

  •
  Kwinana Project – Based on current guidance related to FIN 46R, the power sales contracts with British Petroleum Kwinana Refinery and Western Power are considered variable interests due to the energy price provisions that absorb the risk of changes in operating costs. After considering the power sales contracts as variable interests, EME determined that it was not the primary beneficiary under FIN 46R and, accordingly, deconsolidated this project on March 31, 2004. EME recorded its interest in the Kwinana project on the equity method beginning April 1, 2004. EME's interest in the Kwinana project is not a significant variable interest and, therefore, is not included in the table above.

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME will adopt this guidance in the third quarter of 2004. If EME's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, EME will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, EME is unable to predict the effect of the new law on its postretirement health care costs and obligations.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2003.

EME's Liquidity

       At June 30, 2004, EME and its subsidiaries had cash and cash equivalents of $468 million and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. EME's consolidated debt at June 30, 2004 was $6.9 billion. In addition, EME's subsidiaries had $5.3 billion of long-term lease obligations that are due over periods ranging up to 31 years.

Key Financing Developments

EME Financing Developments

       On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured corporate credit facility. This credit facility matures on April 27, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

       In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of June 30, 2004, Midwest Generation had borrowed $40 million under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading on its behalf for capacity and energy generated from the Illinois Plants. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power purchase agreement with Exelon Generation, which is scheduled to expire at the end of 2004. EME recorded a pre-tax loss of approximately $954 million (approximately $586 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $3 million inventory reserve for excess spare parts at the Collins Station.

       Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. As a result of the change in useful life, EME changed the estimated useful life of the remaining plant assets to the end of 2004. Accordingly, EME plans to depreciate $20 million of plant assets over the period May through December 2004. At June 30, 2004, EME had not accrued for exit costs related to the expected reduction in personnel as such amounts were not determinable at that time.

       EME anticipates that the termination payment and decommissioning will result in a substantial income tax deduction, thereby providing additional tax-allocation payments through the income tax-allocation agreement when such loss can be used by Edison International in its consolidated and combined income tax returns. EME's receivable to be realized under the tax-allocation agreement was $494 million at June 30, 2004, approximately $370 million of which is attributable to the Collins Station lease termination and decommissioning, and is included under accounts receivable – affiliates in the consolidated balance sheet.

2004 Capital Expenditures

       The estimated capital and construction expenditures of EME's subsidiaries for the final two quarters of 2004 are $35 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

       Net cash provided by (used in) operating activities:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Continuing operations	$(1,059)	$25
Discontinued operations	3	—

	$(1,056)	$25

       Cash used in operating activities from continuing operations increased $1.1 billion in the first six months of 2004, compared to the first six months of 2003. The 2004 increase was primarily attributable to the $960 million lease termination payment in 2004 related to the Collins Station lease and tax-allocation payments of $58 million paid to Edison International during the first six months of 2004, compared to $89 million in tax-allocation payments received by EME from Edison International during the first six months of 2003. EME made tax payments in the first half of 2004 primarily attributable to taxable income resulting from the sale of the Four Star Oil & Gas and Brooklyn Navy Yard projects. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement."

Consolidated Cash Flows from Financing Activities

       Net cash provided by financing activities:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Continuing operations	$898	$477

       Cash provided by financing activities from continuing operations increased $421 million in the first six months of 2004, compared to the first six months of 2003. The 2004 increase was due to a higher level of borrowings in 2004 compared to 2003, primarily due to the $1 billion secured notes and $700 million term loan facility received by Midwest Generation in April 2004 partially offset by the repayment of $693 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the Coal and Capex facility in April 2004. Net borrowings in 2003 consisted of $275 million in borrowings at Contact Energy used to finance the acquisition of the Taranaki power station and net borrowings of $275 million on EME's corporate credit facility in 2003.

Consolidated Cash Flows from Investing Activities

       Net cash provided by (used in) investing activities:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Continuing operations	$146	$(369)
Discontinued operations	1	5

	$147	$(364)

       Cash provided by investing activities from continuing operations increased $515 million in the first six months of 2004, compared to the first six months of 2003. The 2004 increase was due to a combination of the following:

  •
  $275 million paid in 2003 by Contact Energy for the acquisition of the Taranaki power station.

  •
  $118 million in proceeds received in 2004 from the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

  •
  A reduction in investment in new plant and equipment. EME invested $47 million and $79 million in property and equipment during the first six months of 2004 and 2003, respectively.

EME's Credit Ratings

Overview

       Credit ratings for EME and its subsidiaries, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating	S&P Rating
EME	B2	B
Midwest Generation, LLC:
First priority senior secured rating	Ba3	B	+
Second priority senior secured rating	B1	B	-
Edison Mission Marketing & Trading	Not Rated	B

       EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. On August 2, 2004, following EME's announcements related to the sale of its international project portfolio, Standard & Poor's placed the credit ratings on CreditWatch with positive implications. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

       EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

       Edison Mission Marketing & Trading has provided credit for the benefit of counterparties in the form of cash and letters of credit ($94 million as of June 30, 2004) for EME's price risk management and domestic trading activities (including Midwest Generation and Homer City) related to accounts payable and unrealized losses. Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading on its behalf. In that regard, as of June 30, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $44 million, which Edison Mission Marketing & Trading has used to provide a portion of the credit for counterparties noted above. A subsidiary of EME has also supported a portion of First Hydro's United Kingdom hedging activities through a cash collateralized credit facility, under which letters of credit totaling £18 million have been issued as of June 30, 2004.

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

EME's Liquidity as a Holding Company

Overview

       At June 30, 2004, EME had corporate cash and cash equivalents of $114 million to meet liquidity needs. EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at June 30, 2004. Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings." In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Agreement."

       EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At June 30, 2004, EME met both these ratio tests.

       As security for its obligations under its new corporate credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

Historical Distributions Received By EME

       The following table is presented as an aid in understanding the cash flow of EME and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Six Months Ended June 30,
	2004	2003
	(in millions)
Domestic Projects
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)	$49	$127
Holding companies of other consolidated operating projects	—	1
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)	21	20
Sunrise Power Company	5	—
Holding companies for Westside projects	7	13
Holding companies of other unconsolidated operating projects	1	4

Total Distributions from Domestic Projects	$83	$165

International Projects (Mission Energy Holdings International)
Distributions from Consolidated Operating Projects:
First Hydro Holdings (First Hydro project)	$29	$18
Loy Yang B	3	12
Contact Energy	27	16
Valley Power	—	5
Kwinana(1)	4	2
Holding companies of other consolidated operating projects	8	—
Distributions from Unconsolidated Operating Projects:
ISAB Energy	—	1
IVPC4 (Italian Wind project)	1	3
Derwent	1	—
Doga	15	—
Paiton	—	9
Tri Energy	2	—
Holding companies of other unconsolidated operating projects	7	—

Total Distributions from International Projects	$97	$66

Total Distributions	$180	$231

(1)
Distributions for the six months ended June 30, 2004 reflect distributions made during the first quarter of 2004. Effective March 31, 2004, the Kwinana project was deconsolidated due to the adoption of FIN 46R.

Intercompany Tax-Allocation Agreement

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

       Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended June 30, 2004:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	2.76 to 1(1)
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	5.31 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.78 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.53 to 1
Mission Energy Holdings International	Interest Coverage Ratio	Greater than or equal to 1.3 to 1	3.38 to 1(2)

(1)
Interest coverage ratio was computed on a pro forma basis assuming the credit facility had been in existence for a twelve-month period.

(2)
For more information about this interest coverage ratio, see "—Mission Energy Holdings International Interest Coverage Ratio" below.

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

Midwest Generation Financing Restrictions on Distributions

       Midwest Generation is bound by the covenants in its new credit facility and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

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

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit facility) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in this latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

Covenants in Indenture

       Midwest Generation's new indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit facility. However, the indenture does not provide the ability to distribute 100% of excess cash flow upon the occurrence of certain events. Under the indenture, however, failure to achieve the conditions required for distributions will not result in a default, nor does the indenture contain any other financial performance requirements.

Mission Energy Holdings International Interest Coverage Ratio

       Under the credit agreement governing its term loan, Mission Energy Holdings International has agreed to maintain a minimum interest coverage ratio of 1.30 to 1 beginning March 2004 for the trailing twelve-month period.

       The following table sets forth the major components of the interest coverage ratio for the twelve months ended June 30, 2004 and the year ended December 31, 2003 on a pro forma basis assuming the term loan had been in existence at the beginning of 2003:

	June 30, 2004			December 31, 2003
	Actual	Pro Forma Adjustment	Pro Forma	Actual	Pro Forma Adjustment	Pro Forma
	(in millions)
Funds Flow from Operations
Historical distributions from international projects(1)	$201	$—	$201	$158	$—	$158
Other fees and cash payments considered distributions under the term loan	16	—	16	20	—	20
Administrative and general expenses	(1)	—	(1)	(2)	—	(2)

Total Funds Flow from Operations	$216	$—	$216	$176	$—	$176

Term Loan Interest Expense	$33	$31	$64	$4	$60	$64

Interest Coverage Ratio			3.38			2.75

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

       Summarized combined financial information (unaudited) of Mission Energy Holdings International, Inc. and its subsidiaries and Edison Mission Project Co. is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Revenues	$353	$362	$775	$674
Expenses	315	361	689	655

Net income	$38	$1	$86	$19

	June 30, 2004	December 31, 2003
	(in millions)
Current assets	$501	$628
Noncurrent assets	6,319	6,723

Total assets	$6,820	$7,351

Current liabilities	$425	$587
Noncurrent liabilities	4,529	4,994
Minority interest	733	746
Equity	1,133	1,024

Total liabilities and equity	$6,820	$7,351

       The majority of noncurrent liabilities are comprised of project financing arrangements that are non-recourse to EME.

Off-Balance Sheet Transactions

       For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 96 of EME's annual report on Form 10-K for the year ended December 31, 2003. Except as set forth under "Liquidity and Capital Resources—Termination of the Collins Station Lease," there have been no other significant developments that affect disclosures presented in the annual report.

Environmental Matters and Regulations

       For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" on page 98 of EME's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Consolidated Financial Statements set forth therein. There have been no other significant developments with respect to environmental matters specifically affecting EME since the filing of its annual report.

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

Commodity Price Risk

General Overview

       EME's merchant power plants and energy trading activities expose EME to commodity price risks. Commodity price risks are actively monitored by a risk management committee to ensure compliance with EME's risk management policies. Policies are in place which define risk tolerances for each EME regional business unit. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee. In order to provide more predictable earnings and cash flow, EME may hedge a portion of its plant fuel requirements and/or the electric output of its merchant plants, the output of which is not committed to be sold under long-term contracts. When appropriate, EME manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Americas

Introduction

       Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or, as has been the case for the Homer City facilities, to the PJM and/or the NYISO markets. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale power markets, including PJM on May 1, 2004.

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

       Approximately 49% and 64% of the energy and capacity sales from the Illinois Plants in the first six months of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity (2,383 MW related to its coal-fired generation units, 1,084 MW related to its Collins Station, and 392 MW related to its peaking units) remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

       The energy and capacity from units not subject to a power purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission

Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, EME is subject to market risks related to the price of energy and capacity from those units. EME expects that capacity prices for merchant energy sales will, in the near term, be substantially less than those Midwest Generation currently receives under its existing agreements with Exelon Generation. EME further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker-arranged "over-the-counter customers." The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of Cinergy and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

       The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" for the first four months of 2004.

	Into ComEd*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88
February	43.05	18.85	29.98
March	40.38	21.15	30.66
April	39.50	16.76	27.88

Four-Month Average	$41.56	$17.99	$29.10

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for "Into ComEd" delivery points.

       Following Commonwealth Edison's joining PJM on May 1, 2004, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales, into the expanded PJM, the primary market currently available to Midwest Generation, replaced sales previously made as bilateral sales and spot sales "Into ComEd." See "—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's joining PJM and "—Homer City Facilities" below for a discussion of locational marginal pricing. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

       The average market prices at the Northern Illinois Hub delivery point during the months of May and June of 2004 were $34.05 per MWhr and $28.58 per MWhr, respectively. Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003. Forward market prices in the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2004:

2004	24-Hour Northern Illinois Hub Forward Energy Prices*
July	$37.25
August	40.26
September	30.16
October	27.66
November	27.94
December	31.72
2005 Calendar "strip"(1)	$33.09

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

       Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an intercompany energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

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

       Under PJM's proposed revisions to the PJM tariff, the integration of Commonwealth Edison into PJM, which was implemented on May 1, 2004, could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the Northern Illinois Control Area (NICA) energy and capacity markets. In addition, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission (the FERC), and the application of the PJM tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation continue to oppose the imposition of market power mitigation measures proposed by PJM for the NICA energy and capacity markets. EME is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the timing or effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power. See "—Regulatory Matters" for further discussion.

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

       EME is continuing to monitor the activities at the FERC related to the expansion of PJM in Illinois and to advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

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

       The following table depicts the average market prices per megawatt-hour in PJM during the first six months of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85
April	43.01	35.35
May	44.68	32.29
June	36.72	27.26

Six-Month Average	$43.71	$37.41

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

       As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first six months of 2004 were higher than the average historical market prices during the first six months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

       By entering into forward contracts using the PJM West Hub as the delivery point, EME is exposed to "basis risk," which occurs when forward contracts are executed on a different basis (in this case PJM West Hub) than the actual point of delivery (Homer City busbar). In order to mitigate basis risk resulting from forward contracts using PJM West Hub as the delivery point, EME has participated in purchasing financial transmission rights in PJM, and may continue to do so in the future. A financial transmission right is a financial instrument that entitles the holder thereof to receive actual spot prices at one point of delivery and pay prices at another point of delivery that are pegged to prices at the first point of delivery, plus or minus a fixed amount. Accordingly, EME's price risk management activities include using financial transmission rights alone or in combination with forward contracts to manage the risks associated with changes in prices within the PJM market.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2004:

2004	24-Hour PJM West Forward Energy Prices*
July	$50.29
August	52.62
September	42.04
October	41.26
November	40.97
December	42.28
2005 Calendar "strip"(1)	$44.40

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

       The wholesale price of electricity has decreased significantly in recent years. The reduction has been driven principally by surplus generating capacity and increased competition. During 2003, prices were more volatile. There was further downward pressure on wholesale prices in the first part of the year followed by some recovery during the summer in prices and in the peak/off peak differentials for the 2003-2004 winter period. That recovery tailed off towards the end of the year with a considerable narrowing in the peak/off peak differentials which has continued during the first half of 2004. Compliance with First Hydro's bond financing documents is subject to market conditions for electric energy and ancillary services, which are beyond First Hydro's control.

Asia Pacific

Australia

       The Loy Yang B plant and the Valley Power Peaker project sell electrical energy through a centralized electricity pool, which provides for a system of generator bidding, central dispatch and a settlements system based on a clearing market for each half-hour of every day. The National Electricity Market Management Company, operator and administrator of the pool, determines a spot price each half-hour. To mitigate exposure to price volatility of the electricity traded into the pool, the Loy Yang B plant and the Valley Power Peaker project have entered into a number of financial hedges. The State Hedge agreement with the State Electricity Commission of Victoria is a long-term contractual arrangement based upon a fixed price commencing May 8, 1997 and terminating October 31, 2016. The State Government of Victoria, Australia guarantees the State Electricity Commission of Victoria's obligations under the State Hedge. From January 2003 to July 2014, approximately 77% of the Loy Yang B plant output sold is hedged under the State Hedge. From August 2014 to October 2016, approximately 55% of the Loy Yang B plant output sold is hedged under the State Hedge. Additionally, the Loy Yang B plant and the Valley Power Peaker project have entered into a number of derivative contracts to mitigate further against price volatility inherent in the electricity pool. These contracts consist of fixed forward electricity contracts and/or cap contracts that expire on various dates through December 31, 2006.

New Zealand

       Contact Energy generates about 30% of New Zealand's electricity and is one of the largest retailers of natural gas and electricity in New Zealand. A substantial portion of Contact Energy's generation output is matched with the demand of its retail electricity customers or sold through forward contracts with other wholesale electricity counterparties. The forward contracts and/or option contracts have varying terms that expire on various dates through March 31, 2007, although the majority of the forward contracts are short term (less than two years).

       The New Zealand government has recently established a new governance body to be known as the Electricity Commission along with a set of rules to govern the market. The Electricity Governance Regulations and Rules were finalized in 2003. The Regulations came into force on January 16, 2004, and the Rules came into force during February and March of 2004. Among other things, the Electricity Commission has been given:

  •
  responsibility for managing dry year reserve, which it is undertaking through the procurement of reserve capacity; and

  •
  additional reserve powers ranging from information disclosure to imposing hedge obligations on major users and generators.

       The New Zealand government announced in July 2003 that it would purchase a new 155 MW power plant before winter 2004 to increase electricity security. The plant is situated at Whirinaki, Hawkes Bay. The Electricity Commission will include this plant in its portfolio of reserve energy. The Whirinaki plant is located on a site leased to the government from Contact Energy and is operated under contract by Contact Energy. The plant was officially opened on June 1, 2004 and is now operational.

       Contact Energy has begun retailing electricity in Victoria, Australia under the Red Energy brand. Contact has entered into arrangements with an Australian-based generation company to mitigate exposure to wholesale power prices.

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

       EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2004, the credit ratings of EME's counterparties were as follows:

S&P Credit Rating	June 30, 2004
(in millions)
A or higher	$27
A-	6
BBB+	55
BBB	13
BBB-	—
Below investment grade	6

Total	$107

       Exelon Generation accounted for 16% and 21% of EME's consolidated operating revenues for the first half of 2004 and 2003, respectively. The percentage is less in the first half of 2004 because a smaller number of plants are subject to contracts with Exelon Generation. See "—Commodity Price Risk—Americas—Illinois Plants." Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

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

Interest Rate Risk

       Interest rate changes affect the cost of capital needed to operate EME's projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. Interest expense included $17 million and $23 million of additional interest expense for the six months ended June 30, 2004 and 2003, respectively, as a result of interest rate hedging mechanisms. EME has entered into several interest rate swap agreements under which the maturity date of the swaps occurs prior to the final maturity of the underlying debt.

       EME had short-term obligations of $31 million at June 30, 2004, consisting of promissory notes related to Contact Energy. The fair values of these obligations approximated their carrying values at June 30, 2004, and would not have been materially affected by changes in market interest rates. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's total long-term obligations (including current portion) was $7.0 billion at June 30, 2004, compared to the carrying value of $6.9 billion.

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

       The First Hydro plant in the U.K. and the plants in Australia have been financed in their local currencies, pounds sterling and Australian dollars, respectively, thus hedging the majority of their acquisition costs against foreign exchange fluctuations. As discussed in "Management's Overview," EME entered into sales agreements for its international operations. The sales price for Contact Energy is denominated in New Zealand dollars. EME has entered into a foreign currency hedge to protect against a depreciation in the value of the New Zealand dollar versus the U.S. dollar for this sales agreement. The remaining sales agreement is denominated in U.S. dollars.

       During the first six months of 2004, foreign currencies in Australia and New Zealand decreased in value compared to the U.S. dollar by 8% and 4%, respectively (determined by the change in the exchange rates from December 31, 2003 to June 30, 2004). The decrease in value of these currencies was the primary reason for the foreign currency translation loss of $7 million during the first six months of 2004. Included in the foreign currency translation loss was a foreign currency translation gain of approximately $8 million related to the translation of an intercompany loan with a foreign affiliate denominated in Euro. During the first six months of 2004, the Euro increased in value by 4% (determined by the change in the exchange rate from December 31, 2003 to June 30, 2004).

       Contact Energy enters into foreign currency forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the ordinary course of business. The contracts are primarily in Australian, New Zealand and U.S. dollars with varying maturities through February 2006. At June 30, 2004, the outstanding notional amount of the contracts totaled $36 million and the fair value of the contracts totaled $(1) million.

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

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

       The following table summarizes the fair values for outstanding derivative financial instruments used for purposes other than trading by risk category and instrument type (in millions):

	June 30, 2004	December 31, 2003
Derivatives:
Interest rate:
Interest rate swap/cap agreements	$(17)	$(29)
Interest rate options	—	(1)
Commodity price:
Electricity	(165)	(126)
Foreign currency forward exchange agreements	(1)	(2)
Cross currency interest rate swaps	(111)	(91)

       In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of June 30, 2004 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(82)	$(83)	$1	$—	$—
Prices based on models and other valuation methods	(83)	15	26	(13)	(111)

Total	$(165)	$(68)	$27	$(13)	$(111)

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

       The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2004 and December 31, 2003, are set forth below (in millions):

	June 30, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
Electricity	$97	$4	$104	$11
Other	—	—	—	1

Total	$97	$4	$104	$12

       The change in the fair value of trading contracts for the six months ended June 30, 2004, was as follows (in millions):

Fair value of trading contracts at January 1, 2004	$92
Net gains from energy trading activities	5
Amount realized from energy trading activities	(4)

Fair value of trading contracts at June 30, 2004	$93

       Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2004) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$1	$1	$—	$—	$—
Prices based on models and other valuation methods	92	(2)	6	5	83

Total	$93	$(1)	$6	$5	$83

Regulatory Matters

       For a discussion of EME's regulatory matters, refer to "Regulatory Matters" on page 24 of EME's annual report on Form 10-K for the year ended December 31, 2003. There have been no other significant developments with respect to regulatory matters specifically affecting EME since the filing of its annual report, except as follows:

       Commonwealth Edison's application to join PJM was approved by the Federal Energy Regulatory Commission (the FERC) on April 27, 2004, with an effective date of May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of American Electric Power (AEP)) and the Midwest Independent System Operator (MISO). The effect of this order is that the so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004. The transmission owners and other stakeholder interests in the region have met on several occasions, attempting to create an acceptable long-term rate structure for the combined PJM/MISO footprint. Those discussions are taking place pursuant to settlement procedures and a schedule administered by a FERC Administrative Law Judge and are expected to continue through September 2004. It is not possible at this time to predict the outcome of such discussions. Until through and out rates are eliminated, EME will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as NICA.

       On March 24, 2004, the FERC, in another order, rejected a proposal by PJM for certain market mitigation procedures to be applied to the new NICA. On April 23, 2004, PJM filed a request for rehearing of one aspect of the March 24 order and an "Explanation" relating to another aspect of such order, and supplemented its filing on April 26, 2004. EME and Midwest Generation filed a motion for a procedural schedule allowing 30 days for EME and Midwest Generation to prepare and submit analyses responding to PJM's filings, which was granted by the FERC. Following such submissions, PJM filed additional material purporting to support its requested mitigation mechanisms, and EME and Midwest Generation responded to each of those submissions. The issues remain pending for decision by the FERC. It is not possible at this time to predict the outcome of this matter or the impact of the market monitor's proposed mitigation measures should they or some form of them be adopted.

       On July 27, 2004, AEP reached a settlement with staff of the Virginia State Corporation Commission (VSCC) that would allow AEP to transfer control of its transmission lines in the state to PJM. The settlement eliminates the need for the FERC to act to ensure that AEP is able to enter PJM on October 1, 2004, the target date set by both AEP and PJM. The settlement, if approved by the VSCC, will end the battle between FERC and Virginia over state and federal rights governing regional transmission organization (RTO) membership and will help facilitate AEP's entry into PJM by October 1, 2004. The parties to the settlement requested VSCC to act on it within 15 days.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       EME's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of EME's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, EME's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

       There have not been any changes in EME's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
(b)
Reports on Form 8-K

Date of Report	Date Filed	Item(s) Reported
April 2, 2004	April 5, 2004	5
March 31, 2004	April 7, 2004	5
April 27, 2004	April 28, 2004	5, 7
May 7, 2004	May 12, 2004	12*
May 28, 2004	May 28, 2004	5, 7

*
The May 12, 2004 Form 8-K reporting events under Item 12 was furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities Exchange Act of 1934, nor shall such Form 8-K be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	August 6, 2004

QuickLinks

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (Dollars in millions, Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES