Form 10-Q
period 2004-09-30
EDISON MISSION ENERGY
filed 2004-11-08
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Number of shares outstanding of the registrant's Common Stock as of November 8, 2004: 100 shares (all shares held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	63
PART II—Other Information
Item 6.	Exhibits	64
	Signatures	65

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Electric revenues	$507,023	$581,446	$1,210,038	$1,264,777
Net gains (losses) from price risk management and energy trading	(3,723)	12,683	(1,182)	39,059
Operation and maintenance services	5,935	8,039	19,133	21,679

Total operating revenues	509,235	602,168	1,227,989	1,325,515

Operating Expenses
Fuel	162,525	170,786	460,444	454,967
Plant operations	89,560	97,790	314,153	324,136
Plant operating leases	43,978	51,199	141,452	154,276
Operation and maintenance services	4,564	5,681	16,581	15,888
Depreciation and amortization	38,894	35,948	108,750	113,125
Loss on lease termination, asset impairment and other charges	35,200	—	989,456	251,240
Administrative and general	38,955	32,701	100,123	96,022

Total operating expenses	413,676	394,105	2,130,959	1,409,654

Operating income (loss)	95,559	208,063	(902,970)	(84,139)

Other Income (Expense)
Equity in income from unconsolidated affiliates	107,084	117,590	179,634	205,999
Interest and other income (expense)	(1,356)	(611)	1,649	4,658
Gain on sale of assets	—	—	43,489	—
Interest expense	(78,193)	(76,626)	(209,708)	(214,319)
Dividends on preferred securities	—	—	—	(7,085)

Total other income (expense)	27,535	40,353	15,064	(10,747)

Income (loss) from continuing operations before income taxes	123,094	248,416	(887,906)	(94,886)
Provision (benefit) for income taxes	37,908	87,440	(340,162)	(54,199)

Income (Loss) From Continuing Operations	85,186	160,976	(547,744)	(40,687)
Income from operations of discontinued foreign subsidiaries, net of tax (Note 2)	499,668	39,207	578,809	65,881

Income Before Accounting Change	584,854	200,183	31,065	25,194
Cumulative effect of change in accounting, net of tax (Note 13)	—	—	—	(8,571)

Net Income	$584,854	$200,183	$31,065	$16,623

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$584,854	$200,183	$31,065	$16,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of income tax expense (benefit) of $(105) and $260 for the three months and $1,068 and $1,564 for the nine months ended September 30, 2004 and 2003, respectively	33,165	6,107	26,272	69,525
Reclassification adjustments for sale of investment in a foreign subsidiary	(134,014)	—	(134,014)	—
Minimum pension liability adjustment	22	(61)	(155)	(347)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $4,808 and $21,498 for the three months and $(46,068) and $24,431 for the nine months ended September 30, 2004 and 2003, respectively	(2,933)	51,766	(53,466)	73,578
Reclassification adjustments included in net income (loss), net of income tax benefit of $19,214 and $1,963 for the three months and $50,701 and $5,447 for the nine months ended September 30, 2004 and 2003, respectively	26,841	1,145	69,817	(4,799)

Other comprehensive income (loss)	(76,919)	58,957	(91,546)	137,957

Comprehensive Income (Loss)	$507,935	$259,140	$(60,481)	$154,580

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$1,155,847	$285,720
Accounts receivable—trade	189,889	133,627
Accounts receivable—affiliates	173,462	29,418
Assets under price risk management and energy trading	15,089	21,624
Inventory	112,130	120,425
Prepaid expenses and other	86,700	90,438

Total current assets	1,733,117	681,252

Investments in Unconsolidated Affiliates	502,685	526,832

Property, Plant and Equipment	3,474,199	3,435,489
Less accumulated depreciation and amortization	676,029	535,609

Net property, plant and equipment	2,798,170	2,899,880

Other Assets
Deferred financing costs	64,636	41,446
Long-term assets under price risk management and energy trading	94,442	96,340
Restricted cash	129,602	185,940
Rent payments in excess of levelized rent expense under plant operating leases	276,924	213,686
Other long-term assets	17,200	1,869

Total other assets	582,804	539,281

Assets of Discontinued Operations	4,501,518	7,430,273

Total Assets	$10,118,294	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2004	December 31, 2003
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable—affiliates	$16,021	$3,068
Accounts payable and accrued liabilities	256,055	250,453
Liabilities under price risk management and energy trading	65,746	31,083
Interest payable	94,473	41,920
Current maturities of long-term obligations	656,500	774,120

Total current liabilities	1,088,795	1,100,644

Long-Term Obligations Net of Current Maturities	3,735,194	2,691,521

Long-Term Deferred Liabilities
Deferred taxes and tax credits	249,524	684,015
Junior subordinated debentures	154,639	154,639
Other	335,870	317,429

Total long-term deferred liabilities	740,033	1,156,083

Liabilities of Discontinued Operations	2,783,197	4,711,516

Total Liabilities	8,347,219	9,659,764

Minority Interest of Discontinued Operations	1,033	514,978

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding	64,130	64,130
Additional paid-in capital	2,579,819	2,632,954
Retained deficit	(760,450)	(772,397)
Accumulated other comprehensive loss	(113,457)	(21,911)

Total Shareholder's Equity	1,770,042	1,902,776

Total Liabilities and Shareholder's Equity	$10,118,294	$12,077,518

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Loss from continuing operations, after accounting change, net	$(547,744)	$(49,258)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(179,634)	(205,999)
Distributions from unconsolidated affiliates	129,129	306,286
Depreciation and amortization	108,750	113,125
Deferred taxes and tax credits	(330,309)	(52,013)
Asset impairment charges	35,200	251,240
Gain on sale of assets	(43,489)	—
Cumulative effect of change in accounting, net of tax	—	8,571
Changes in operating assets and liabilities:
Increase in accounts receivable—trade	(56,100)	(42,254)
Increase in accounts receivable—affiliates	(152,046)	9,976
Decrease in inventory	5,595	17,775
Decrease in prepaid expenses and other	9,067	44,291
Increase in rent payments in excess of levelized rent expense	(58,545)	(96,313)
Increase in accounts payable and accrued liabilities	26,049	38,864
Increase in interest payable	52,613	860
Decrease (increase) in net assets under risk management	10,159	19,021
Other operating, net	18,568	(17,411)

Net cash provided by (used in) operating activities	(972,737)	346,761

Cash Flows From Financing Activities
Borrowings on long-term debt and lease swap agreements	1,795,000	—
Payments on long-term debt agreements	(846,513)	(47,256)
Cash dividends to parent	(69,000)	—
Financing costs	(35,739)	—

Net cash provided by (used in) financing activities	843,748	(47,256)

Cash Flows From Investing Activities
Investments in and loans to energy projects	—	(23,758)
Capital expenditures	(39,032)	(71,191)
Proceeds from sale of interest in projects	857,488	—
Decrease in restricted cash	55,643	34,509
Investments in other assets	(345)	21,719

Net cash provided by (used in) investing activities	873,754	(38,721)

Net changes in cash of discontinued operations	43,545	(92,486)

Net increase in cash and cash equivalents	788,310	168,298
Cash and cash equivalents at beginning of period	504,093	647,240

Cash and cash equivalents at end of period	1,292,403	815,538
Cash and cash equivalents classified as part of discontinued operations	(136,556)	(131,192)

Cash and cash equivalents of continuing operations	$1,155,847	$684,346

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars in millions, Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

        EME's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the consolidated financial statements included in its 2003 annual report on Form 10-K have been prepared on the basis that EME will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that matures in December 2004 raises substantial doubt about EME's ability to continue as a going concern. In April 2004, all of the outstanding debt of Edison Mission Midwest Holdings was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 7—Refinancing.

Interim Financial Presentation

        Beginning in this third quarter report on Form 10-Q, the consolidated financial statements for all periods presented reflect the reclassification of the results of EME's international power generation portfolio as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Refer to Note 2—Discontinued Operations, which presents detailed information regarding the discontinued international operations. Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

        Furthermore, as a result of the reclassification of the results of EME's international operations as discontinued operations, certain footnotes presented in EME's second quarter report on Form 10-Q for the quarter ended June 30, 2004 are no longer required to be presented. Goodwill that had been presented in the second quarter report on Form 10-Q is primarily related to the acquisitions of Contact Energy Limited (Contact Energy) and First Hydro. In addition, intangible assets subject to amortization are primarily related to customer contracts at Contact Energy. Accordingly, activity relating to goodwill and intangible assets described above is now reflected as part of discontinued operations.

        EME continues to operate predominantly in one line of business, electric power generation, with all of its continuing operations located in the United States. As a result of the sale of Contact Energy and announced plans to sell the remainder of its portfolio of international assets (which made up the reportable segments in Asia Pacific and Europe), EME does not meet the criteria for segment reporting and, therefore, this footnote has been removed.

        Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Note 2. Discontinued Operations

Contact Energy

        On September 30, 2004, EME completed the sale of its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser. The after-tax gain on the sale of Contact Energy was $141 million. On October 5, 2004, EME repaid $600 million of the $800 million secured loan at Mission Energy Holdings International, Inc. with the majority of the proceeds received from the sale of Contact Energy. The remaining proceeds will be retained for general corporate purposes.

MEC International B.V.

        On July 29, 2004, EME entered into an agreement to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International B.V., to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%) (the BV transaction). The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion. Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. If certain project level approvals and consents are not obtained, one or more projects may be excluded from the sale transaction and the purchase price may be adjusted accordingly. The sale is expected to close in the fourth quarter of 2004. EME's estimate of the after-tax gain on the sale of its international projects is approximately $120 million. Net proceeds from the sale will be used to repay the remaining $200 million due from the $800 million secured loan at Mission Energy Holdings International, Inc., other indebtedness and for general corporate purposes. EME will retain its ownership of the subsidiaries associated with the Lakeland project and some inactive subsidiaries.

Lakeland Project

        In 2001, EME ceased consolidating the activities of Lakeland Power Ltd. when an administrative receiver was appointed following a default by Norweb Energi Ltd, the counterparty to a long-term power sales agreement. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. In 2003, a third party completed the purchase of the Lakeland power plant from the administrative receiver for £24 million. The proceeds from the sale and existing cash were used to fund partial repayment of the outstanding debt owed to secured creditors of the project. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors. In October 2004, EME purchased the secured creditors' debt from Lakeland Power Ltd. for approximately £6 million. The purchase of the outstanding bank debt was completed to enhance EME's overall position to maximize recovery from the ultimate proceeds received from the claim against Norweb Energi. EME's subsidiary that owns the outstanding shares of Lakeland

Power Ltd. will be entitled to receive any residual amount of the proceeds from the claim after creditors' claims are resolved.

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

Summarized Financial Information for Discontinued Operations

        Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total operating revenues	$354	$412	$1,132	$1,087
Income before income taxes and minority interest	60	83	222	153
Provision (benefit) for income taxes	(317)	27	(266)	56
Minority interest	(18)	(17)	(50)	(31)
Income from operations of discontinued foreign subsidiaries	359	39	438	66
Gain on sale before income taxes	312	—	312	—
Gain on sale after income taxes	141	—	141	—

        During the third quarter ended September 30, 2004, EME recorded a deferred income tax benefit of $327 million in accordance with Emerging Issues Task Force Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation," (EITF 93-17). Under EITF 93-17, because the tax basis of the stock of EME's Dutch subsidiary, MEC International B.V., exceeds EME's book basis, an adjustment to deferred taxes was required during the third quarter of 2004. The tax basis of the stock of MEC International B.V. exceeds the book basis primarily due to taxable income recognized in the United States on several types of foreign earnings (generally referred to as Subpart F income under U.S. income tax regulations). Even though EME recorded current taxes payable in the United States on Subpart F income, no recognition of deferred taxes was recorded under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," until the operations of MEC International B.V. were classified as discontinued operations.

        The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at September 30, 2004 and December 31, 2003. The carrying amount of major asset and liability classifications for EME's international operations recorded as discontinued operations and held for sale are as follows:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$137	$218
Accounts receivable—trade, net of allowance of $6 million in 2003	45	220
Other current assets	85	191

Total current assets	267	629

Investments	1,158	1,080

Net property, plant and equipment	2,579	4,522

Goodwill	308	865
Other long-term assets	190	334

Total other assets	498	1,199

Assets of discontinued operations	$4,502	$7,430

Accounts payable and accrued liabilities	$61	$230
Interest payable	28	59
Current maturities of long-term obligations	29	82
Other current liabilities	24	185

Total current liabilities	142	556

Long-term obligations net of current maturities	1,707	2,640

Deferred taxes and tax credits	378	606
Deferred revenue	423	570
Other long-term liabilities	133	340

Total long-term deferred liabilities	934	1,516

Liabilities of discontinued operations	$2,783	$4,712

Note 3. Loss on Lease Termination, Asset Impairment and Other Charges

        Loss on lease termination, asset impairment and other charges was $35 million and $989 million for the third quarter and nine months ended September 30, 2004, respectively. On April 27, 2004, EME's subsidiary, Midwest Generation, LLC (Midwest Generation) terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. EME recorded a pre-tax loss of approximately $956 million (approximately $587 million after tax) due to termination of the lease and the planned decommissioning of the asset and disposition of excess inventory.

        Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM Interconnection, LLC (PJM) accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. During the third quarter of 2004, EME reached an agreement with Exelon Generation Company LLC (Exelon Generation) to terminate the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. As a result of the termination of the power purchase agreement, EME revised the estimated useful life of the remaining plant assets to end on September 30, 2004 instead of December 31, 2004. Accordingly, EME recorded a pre-tax impairment charge of $5 million during the third quarter of 2004. In October 2004, EME finalized plans to reduce the workforce in Illinois and expects to recognize a $4 million pre-tax charge for exit costs during the fourth quarter of 2004.

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units, resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, EME recorded a pre-tax impairment charge of $29 million (approximately $18 million after tax).

        EME anticipates that the lease termination payment and decommissioning of the Collins Station and small peaking units will result in substantial income tax deductions.

        Asset impairment charges were $251 million for the nine months ended September 30, 2003. Asset impairment charges in 2003 consisted of $245 million related to the impairment of eight small peaking units owned by Midwest Generation in Illinois and $6 million related to the write-down of EME's investment in the Gordonsville project, which was sold in the fourth quarter of 2003.

Note 4. Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Coal and fuel oil	$71	$77
Spare parts, materials and supplies	41	43

Total	$112	$120

Note 5. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), including discontinued operations, consisted of the following:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$145	$(156)	$(11)	$(22)
Current period change	(107)	16	—	(91)

Balance at September 30, 2004	$38	$(140)	$(11)	$(113)

        The amount of commodity hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at September 30, 2004, was a loss of $63 million. The amount of interest rate hedges included in unrealized gains (losses) on cash flow hedges, net of tax, at September 30, 2004, was a loss of $77 million. Unrealized losses included both continuing and discontinued operations as follows:

  •
  Continuing Operations—Unrealized losses on commodity hedges for continuing operations included those primarily related to EME Homer City Generation L.P. (EME Homer City) and Midwest Generation forward electricity contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices in these markets are greater than contract prices.

    As EME's hedged positions for continuing operations are realized, approximately $29 million, after tax, of the net unrealized losses on cash flow hedges at September 30, 2004 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

  •
  Discontinued Operations—Unrealized losses on commodity hedges for discontinuing operations included primarily the hedge agreement with the State Electricity Commission of Victoria for electricity prices from the Loy Yang B project in Australia that did not meet the normal sales and purchases exception under SFAS No. 133. Unrealized losses on interest rate hedges pertained to discontinued operations only and included those related to EME's share of interest rate swaps of its unconsolidated affiliates, the Loy Yang B project and the Spanish Hydro project.

    The unrealized losses for discontinued operations will be reclassified into earnings upon the completion of the sale of the international projects.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(13) million and $3 million during the third quarters of 2004 and 2003, respectively, and $(9) million and $3 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in net gains (losses) from price risk management and energy trading in EME's consolidated income statement.

Note 6. Employee Benefit Plans

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $13 million to its United States pension plans in 2004. As of September 30, 2004, $9 million in contributions have been made. EME anticipates that its original expectation will be met by year-end 2004.

        Components of pension expense for United States plans are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$4	$4	$12	$12
Interest cost	2	2	6	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Net amortization and deferral	—	—	—	—

Total expense	$5	$5	$15	$15

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its postretirement benefits other than its pension plan in 2004. EME expects to make these contributions in the fourth quarter of 2004.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—

Total expense	$1	$1	$3	$3

Note 7. Refinancing

EME Financing Developments

        On October 5, 2004, EME repaid $600 million of the $800 million secured loan at Mission Energy Holdings International, Inc. with the majority of the proceeds received from the sale of Contact Energy.

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

Midwest Generation Financing Developments

        On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of September 30, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Note 8. Commitments and Contingencies

Contractual Obligations

        EME's long-term debt maturities for the next five twelve-month periods ending September 30 are: 2005—$657 million; 2006—$50 million; 2007—$332 million; 2008—$420 million; 2009—$613 million; and thereafter—$2.3 billion. These amounts have been updated primarily to reflect financing activities completed during the first nine months of 2004. See Note 7—Refinancing.

Fuel Supply Contracts

        Midwest Generation and Homer City have entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. Midwest Generation and Homer City's fuel purchase commitments under these agreements are currently estimated to be $22 million for 2004, $63 million for 2005, $97 million for 2006, $101 million for 2007, and $57 million for 2008.

Capital Improvements

        At September 30, 2004, EME's subsidiaries had firm commitments to spend approximately $11 million on capital expenditures during the remainder of 2004 and 2005. These expenditures are planned to be financed by existing subsidiary credit facilities and cash generated from operations. The construction and other capital expenditures primarily relate to planned improvements at Midwest Generation. During the third quarter of 2004, Midwest Generation decided to return Will County Units 1 and 2 to service. Operations at these units were suspended in 2002, pending recovery of market prices. As part of returning these units to service, Midwest Generation expects to spend approximately $10 million installing environmental improvements by June 30, 2005.

Commercial Commitments

Introduction

        EME and certain of is subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, guarantee of debt and indemnifications.

Standby Letters of Credit

        At September 30, 2004, standby letters of credit aggregated $48 million and were scheduled to expire as follows: remainder of 2004—$35 million; and 2005—$13 million.

Guarantees and Indemnities

Tax Indemnity Agreements—

        In connection with the sale-leaseback transactions that EME has entered into related to the Collins Station and the Powerton and Joliet Stations in Illinois and the Homer City facilities in Pennsylvania, EME or one of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 7—Refinancing), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnities Provided as Part of the Acquisition of the Illinois Plants—

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to environmental liabilities before and after the date of sale as specified in the Asset Sale Agreement dated March 22, 1999. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement by Commonwealth Edison to take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. The indemnification for the environmental liabilities referred to above is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, EME has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. At September 30, 2004, Midwest Generation had $14 million recorded as a liability related to this matter and had made $3 million in payments through September 2004.

Indemnity Provided as Part of the Acquisition of the Homer City Facilities—

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale as specified in the Asset Purchase Agreement dated August 1, 1998. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. Payments would be triggered under this indemnity by a claim from the sellers. EME has not recorded a liability related to this indemnity.

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

Guarantee of Brooklyn Navy Yard Contractor Settlement Payments—

        On March 31, 2004, EME completed the sale of 100% of the stock of Mission Energy New York, Inc., which holds a fifty percent partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. (referred to as Brooklyn Navy Yard) to BNY Power Partners LLC. Brooklyn Navy Yard owns a 286 MW gas-fired cogeneration power plant in Brooklyn, New York. In February 1997, the construction contractor asserted general monetary claims under the turnkey agreement against Brooklyn Navy Yard. A settlement agreement was executed on January 17, 2003, and all litigation has been dismissed. EME agreed to indemnify Brooklyn Navy Yard and, in connection with the sale of EME's interest in Brooklyn Navy Yard, BNY Power Partners for any payments due under this settlement agreement, which are scheduled through 2006. At September 30, 2004, EME had recorded a liability of $11 million related to this indemnity.

Capacity Indemnification Agreements—

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power contracts. In addition, subsidiaries of EME have guaranteed the obligations of Kern River Cogeneration Company and Sycamore Cogeneration Company under their project power sales agreements to repay capacity payments to the projects' power purchaser in the event that the projects unilaterally terminate their performance or reduce their electric power producing capability during the term of the power contracts. The obligations under the indemnification agreements as of September 30, 2004, if payment were required, would be $162 million. EME has no reason to believe that any of these projects will either cease operations or reduce its electric power producing capability during the term of its power contract.

Bank Indemnity under a Letter of Credit Supporting ISAB Energy's Debt Service Reserve Account—

        EME agreed to indemnify its lenders under its credit facilities from amounts drawn on a $35 million letter of credit issued for the benefit of the lenders to ISAB Energy, a 49% unconsolidated affiliate, in lieu of ISAB Energy funding a debt service reserve account using additional equity contributions. Accordingly, a default under ISAB Energy's project debt could result in a draw under the letter of credit. The letter of credit is renewed each six-month period or until ISAB Energy funds the debt service account. The indemnification is subject to the maximum amount drawn under the letter of credit. EME has not recorded a liability related to this indemnity. The agreement for the sale of EME's international assets requires the buyer to replace this letter of credit prior to or concurrently with the closing.

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

Contingencies

Legal Developments Affecting Sunrise Power Company

        Sunrise Power Company, in which EME's wholly owned subsidiary owns a 50% interest, sells all its output to the California Department of Water Resources. On May 15, 2002, Sunrise Power Company was served with a complaint filed in the Superior Court of the State of California, City and County of San Francisco, by James M. Millar, "individually, and on behalf of the general public and as a representative taxpayer suit" against sellers of long-term power to the California Department of Water Resources, including Sunrise Power Company. The lawsuit alleges that the defendants, including Sunrise Power Company, engaged in unfair and fraudulent business practices by knowingly taking advantage of a manipulated power market to obtain unfair contract terms. The lawsuit seeks to enjoin enforcement of the "unfair and oppressive terms and conditions" in the contracts, as well as restitution by the defendants of excessive monies obtained by the defendants. Plaintiffs in several other class action lawsuits pending in Northern California have filed petitions seeking to have the Millar lawsuit consolidated with those lawsuits. Defendants, including Sunrise Power Company, have stipulated to respond to the complaint thirty days after it is assigned to a specific court of the San Francisco Superior Court. In December 2003, Mr. Millar filed a First Amended Class Action and Representative Action Complaint which contains allegations similar to those in the earlier complaint but also alleges a class action. One of the newly added parties has again removed the lawsuit to federal court. After various procedural motions, the case has been re-assigned to Judge Whaley in San Diego, who has heard plaintiff's motion to remand and has asked for supplemental briefing. A decision on the remand is expected before the end of 2004. EME believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operations.

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

        On May 12, 2003, the Danistay rejected Doga's request for injunctive relief (as well as those of the other power companies with similar claims). On July 10, 2003, Doga appealed the Danistay's ruling. Doga's appeal was heard by the General Council of the Administrative Chambers of Danistay on October 10, 2003 and was rejected. There are no further rights of appeal against the decision regarding the injunction. The Danistay will continue to hear the merits of Doga's lawsuit. A decision is not expected to be rendered before the second quarter of 2005.

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

Note 9. Dispositions of Investments in Energy Plants

        On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, to Medicine Bow Energy Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

        On March 31, 2004, EME completed the sale of 100% of its stock of Mission Energy New York, Inc., which in turn owned a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P. to a third party for a sales price of approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment and a pre-tax loss of approximately $4 million during the first quarter of 2004 due to changes in the terms of the sale.

Note 10. Investments in Unconsolidated Affiliates

        The following table presents summarized financial information of the significant subsidiary investments in unconsolidated affiliates accounted for by the equity method. The significant subsidiary investments include the California Power Group and Watson Cogeneration Company. The California Power Group (not a legal entity) consists of Kern River Cogeneration Company, Sycamore

Cogeneration Company, Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, Sargent Canyon Cogeneration Company, and Sunrise Power Company, LLC. For the three and nine months ended September 30, 2003, the significant subsidiary investments also included Four Star Oil & Gas Company. EME sold 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. Therefore, Four Star Oil & Gas is not included in the balances for the three and nine months ended September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$413	$468	$960	$1,149
Operating income	202	231	326	423
Income before accounting change	198	228	313	420
Net income	198	228	313	402

Note 11. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2004	2003
Components Related to Continuing Operations
Cash paid
Interest (net of amount capitalized)	$144	$190
Income taxes (receipts)	44	(86)
Cash payments under plant operating leases	213	255
Components Related to Discontinued Operations
Cash paid
Interest (net of amount capitalized)	225	152
Income taxes (receipts)	42	35
Details of assets acquired
Fair value of assets acquired	$—	$333
Liabilities assumed	—	58

Net cash paid for acquisitions	$—	$275

Non-cash activities from deconsolidation of variable interest entities
Assets	$220	$—
Liabilities	254	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$585	$200	$31	$17
Add: stock-based compensation expense included in reported net income, net of related tax effects	3	1	9	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(2)	(2)

Pro forma net income	$587	$200	$38	$17

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

Note 14. New Accounting Pronouncements

Emerging Issues Task Force Issue No. 02-14

        In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of an investee, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. EME does not expect the adoption of EITF 02-14 to have a material impact on its consolidated financial statements.

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

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at September 30, 2004	Ownership Interest at September 30, 2004	Description
Sunrise	Fellows, CA	$112	50%	Gas-fired facility
Watson	Carson, CA	100	49%	Cogeneration facility
Sycamore	Bakersfield, CA	63	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	54	50%	Cogeneration facility
Kern River	Bakersfield, CA	49	50%	Cogeneration facility

        EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

        In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects at March 31, 2004. The Doga and Kwinana projects are part of the sale of international operations and, accordingly, are included in discontinued operations.

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, EME's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2003, and as compared to the third quarter and nine months ended September 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2003.

        The MD&A presents a discussion of management's focus during the third quarter of 2004, including forward-looking information, and a discussion of EME's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

        During the third quarter of 2004, management focused on the sale of EME's international assets as part of the restructuring plan announced during the fourth quarter of 2003 and improving the performance and stability of the core assets of its continuing operations. Highlights of these activities are described below.

Disposition of EME's International Operations

        As indicated in EME's annual report on Form 10-K for the year ended December 31, 2003, EME engaged investment bankers to market for sale its international project portfolio. During the third quarter of 2004:

  •
  EME completed the sale of its 51.2% interest in Contact Energy Limited (Contact Energy) to Origin Energy New Zealand Limited on September 30, 2004. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser. The after-tax gain on the sale of Contact Energy was $141 million. EME also entered into a purchase option to hedge against a decrease in the value of the New Zealand dollar. The purchased option was settled in October 2004 with a net after-tax cost of $15 million. The majority of the proceeds were used to repay $600 million of the $800 million secured loan at Mission Energy Holdings International, Inc. with the balance retained for general corporate purposes (See "Liquidity and Capital Resources—Key Financing Developments—EME Financing Developments.")

  •
  EME entered into an agreement dated July 29, 2004 to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International B.V., to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%). The purchase price is $2.3 billion, subject to certain purchase price adjustments prior to closing that are expected to result in a net purchase price of approximately $2.2 billion. Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. If certain project level approvals and consents are not obtained, one or more projects may be excluded from the sale transaction and the purchase price may be adjusted accordingly. EME's estimate of the after-tax gain on the sale of its international projects is approximately $120 million. The sale is expected to close in the fourth quarter of 2004.

        Together, these two transactions represent the sale of all of EME's interests in its international projects except that EME will retain its ownership of the Lakeland project and some inactive international subsidiaries. The estimated net gain on sale of international projects, including recognition of a deferred tax benefit of $327 million during the third quarter of 2004, is $573 million. See "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Discontinued Operations."

Accounting Presentation of Discontinued and Continuing Operations

        Beginning in this third quarter report on Form 10-Q, all of EME's international operations are accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and, accordingly, all prior periods have been restated to reclassify the results of operations and assets and liabilities as discontinued operations. Continuing operations include EME's Illinois Plants and Homer City facilities, and equity investments in power projects primarily located in California. EME financial statements and the discussion set forth herein have been adjusted to this format of reporting.

Overview of EME's 2004 Financial Performance from Continuing Operations

        EME's financial performance from continuing operations during the third quarter and nine months ended September 30, 2004 and 2003 included a number of important items:

  •
  The second quarter of 2004 included a $954 million (pre-tax) loss on termination of the lease related to the Collins Station and the return of its ownership to EME. During the third quarter of 2004, EME reached an agreement with Exelon Generation Company LLC (Exelon Generation) to terminate the power purchase agreement for the two units at the Collins Station that remained under contract to September 30, 2004. Management concluded the Collins Station was not economically competitive in the current marketplace given the current generation overcapacity in the region and ceased operations effective September 30, 2004. The Collins Station is in the process of being decommissioned.

  •
  The third quarter of 2004 included a charge of $29 million (pre-tax) related to impairment of six small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment. The 2003 results include a $245 million (pre-tax) loss related to the impairment of these small peaking units in Illinois.

  •
  The 2004 results include a pre-tax gain of $47 million from the sale of the company owning EME's interests in Four Star Oil & Gas Company, partially offset by a $4 million loss on the sale of the company holding EME's interest in the Brooklyn Navy Yard project.

  •
  The 2003 results include a $6 million (pre-tax) loss related to the write-down of EME's investment in the Gordonsville project, which was sold in the fourth quarter of 2003.

        Excluding these items, EME's income (loss) from continuing operations was $107 million and $31 million during the three and nine months ended September 30, 2004, respectively, compared to $161 million and $113 million during the comparable periods of the prior year. Key items affecting EME's operating performance included:

  •
  A reduction in earnings from the Illinois Plants due in large part to:

  •
  lower capacity payments due under the power purchase agreements with Exelon Generation as a result of Exelon Generation's prior year election to reduce the number of units under contract. Accordingly, capacity revenues decreased $52 million and $81 million during the third quarter and nine months of 2004, respectively, compared to the same periods of 2003.

  •
  higher interest expense from the indebtedness incurred in 2004, compared to the interest and rent expense incurred in 2003.

  •
  the availability factor of the Illinois Plants was down slightly at 81.8% during the nine months ended September 30, 2004, compared to 82.3% during the nine months ended September 30, 2003.

  •
  A reduction in earnings from the Homer City facilities due in large part to:

  •
  lower availability factor of the Homer City facilities at 82.9% during the nine months ended September 30, 2004, compared to 87.8% during the nine months ended September 30, 2003. Planned and unplanned outages were higher during the 2004 period compared to 2003, including the unplanned outage related to Unit 1 in the first quarter of 2004.

  •
  higher maintenance costs related to the outages discussed above and higher sulfur emission costs.

  •
  temporary fuel supply interruptions during the third quarter which were managed through a reduction of off-peak generation and spot purchases of higher price coal.

Elimination of Restrictions on Dividends to MEHC

        EME amended its certificate of incorporation and bylaws in May 2004 to eliminate the so-called "ring-fencing" provisions that were implemented in early 2001 during the California energy crisis, which had included restrictions on dividends. In July and October 2004, EME made dividend payments of $69 million and $5 million, respectively, to its parent, Mission Energy Holding Company, or MEHC.

Dispositions of Investments in Other Energy Plants

        On January 7, 2004, EME completed the sale of 100% of its stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, to Medicine Bow Energy

Corporation. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

        On March 31, 2004, EME completed the sale of 100% of its stock of Mission Energy New York, Inc., which in turn owned a 50% partnership interest in Brooklyn Navy Yard Cogeneration Partners L.P., to a third party for a sales price of approximately $42 million. EME recorded an impairment charge of $53 million during the fourth quarter of 2003 related to the planned disposition of this investment and a pre-tax loss of approximately $4 million during the first quarter of 2004 due to changes in the terms of the sale.

Expansion of PJM in Illinois

        The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (the FERC) to join PJM effective May 1, 2004. EME had protested the integration of Commonwealth Edison into PJM before American Electric Power (AEP), because Commonwealth Edison's service territory, independent of AEP, was only partially integrated into PJM via a limited transmission pathway of 500 MW capability. This lack of interconnection capability limited Midwest Generation's access to the broader PJM market. These concerns became moot on October 1, 2004, when AEP was integrated into PJM. As of October 1, 2004, Midwest Generation had direct access to a fully interconnected market that covers twelve states and the District of Columbia, and serves a peak load of over 107,000 MW over 49,300 miles of transmission lines. For further discussion, see "Market Risk Exposures—Regulatory Matters."

Critical Accounting Policies and Estimates

        For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 47 of EME's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the third quarters and nine months of 2004 and 2003. Beginning in this third quarter report on Form 10-Q, all of EME's international operations are accounted for as discontinued operations. Discontinued operations are discussed separately below until completion of the sale of these operations as an aid to understanding the performance of these projects during the third quarter and nine months ended September 30, 2004. Continuing operations include EME's Illinois Plants and Homer City facilities, equity investments in power projects primarily located in California, corporate interest expense and general and administrative expenses. This section also discusses the effect of new accounting pronouncements on EME's consolidated financial statements. It is organized under the following headings:

Net Income Summary

        Net income is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Income (loss) from continuing operations	$85	$161	$(548)	$(40)
Income from discontinued operations	500	39	579	66
Cumulative changes in accounting	—	—	—	(9)

Net Income	$585	$200	$31	$17

        EME's 2003 loss from a change in accounting principle resulted from the adoption of a new accounting standard for asset retirement obligations. See "Results of Continuing Operations—Cumulative Effect of Change in Accounting Principle" for further discussion of this change in accounting.

        EME's income (loss) from continuing operations for the third quarters and nine months ended September 30, 2004 and 2003 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Income (Loss) from Continuing Operations	$85	$161	$(548)	$(40)
Discrete Items (after tax)
Loss on lease termination, asset impairment and other charges (see "—Results of Continuing Operations—Earnings from Consolidated Operations—Illinois Plants")	(22)	—	(608)	(153)
Gain on sale of assets (see "—Results of Continuing Operations—Earnings from Unconsolidated Affiliates—Four Star Oil & Gas")	—	—	29	—

Income from Continuing Operations (excluding discrete items)	$107	$161	$31	$113

        The decrease in the third quarter income from continuing operations, excluding discrete items, was primarily attributable to lower capacity revenues at EME's Illinois Plants and lower earnings from EME's Homer City facilities, due to lower generation and higher fuel costs related to the cost of emission allowances. In addition, the decrease in earnings was due to the absence of earnings from Four Star Oil & Gas, which was sold on January 7, 2004. The year-to-date decrease in income from continuing operations, excluding discrete items, was primarily attributable to lower earnings from EME's Homer City facilities described above, and an absence of earnings from Four Star Oil & Gas.

Results of Continuing Operations

Overview

        EME operates in one line of business, electric power generation. Operating revenues are primarily related to the sale of power generated from the Illinois Plants and Homer City facilities. Intercompany interest expense and income between EME and its consolidated subsidiaries have been eliminated in the following project results, except as described below with respect to loans provided to EME from a wholly owned subsidiary, Midwest Generation. Equity in income from unconsolidated affiliates relates to energy projects where EME's ownership interest is 50% or less in the projects. The equity method of accounting is generally used to account for the operating results of entities in which EME has a significant influence but in which it does not have a controlling interest. With respect to entities accounted for under the equity method, EME recognizes its proportional share of the income or loss of such entities.

        EME uses the words "earnings" or "losses" in this section to describe income or loss from continuing operations before income taxes and minority interest.

        The following section provides a summary of the operating results for the third quarter and nine months ended September 30, 2004 and 2003 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Income (Loss) before Taxes (Earnings/Losses)
Consolidated operations
Illinois Plants	$98	$181	$(850)	$(99)
Homer City	26	60	61	110
Other	4	11	6	34
Unconsolidated affiliates
Big 4 projects	72	65	122	115
Four Star Oil & Gas	—	13	—	39
Sunrise	28	29	29	36
March Point	(1)	2	6	5
Other	5	4	9	(9)

	232	365	(617)	231
Corporate interest expense	(70)	(77)	(210)	(215)
Corporate and regional administrative and general	(39)	(33)	(100)	(96)
Gain on sale of assets	—	—	43	—
Corporate depreciation and other, net	—	(7)	(4)	(15)

Income (Loss) from Continuing Operations Before Income Taxes	$123	$248	$(888)	$(95)

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Energy revenues	$201	$209	$558	$516
Capacity revenues	170	222	267	348
Net losses from price risk management	(3)	(6)	—	(2)

Total operating revenues	368	425	825	862

Operating Expenses
Fuel	102	120	302	315
Plant operations	75	76	244	248
Plant operating leases	19	26	66	79
Depreciation and amortization	33	27	90	89
Loss on lease termination, asset impairment and other charges	35	—	989	245
Administrative and general	2	1	—	7

Total operating expenses	266	250	1,691	983

Operating Income (Loss)	102	175	(866)	(121)

Other Income (Expense)
Interest income from note receivable from EME	28	28	85	85
Interest expense	(32)	(22)	(69)	(63)

Total other income (expense)	(4)	6	16	22

Income (Loss) Before Taxes	$98	$181	$(850)	$(99)

Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,892	3,806	9,761	10,481
Merchant	4,408	4,195	12,417	10,073

Total coal-fired generation	8,300	8,001	22,178	20,554

Equivalent Availability(1)	91.9%	94.1%	81.8%	82.3%
Forced outage rate(2)	5.0%	4.4%	6.5%	6.6%
Average realized energy price/MWhr:
Power purchase agreement	$16.56	$18.06	$17.18	$18.22
Merchant	$32.96	$28.92	$30.98	$26.79

Total coal-fired generation	$25.27	$23.76	$24.90	$22.42

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

        Losses from the Illinois Plants increased $751 million for the nine months ended September 30, 2004, compared to the corresponding period of 2003. Discrete items affecting the losses of the Illinois Plants include:

  •
  $954 million during the second quarter and $7 million during the third quarter of 2004 related to the loss on the termination of the Collins Station lease, asset impairment, and related inventory reserves.

  •
  $29 million during the third quarter of 2004 related to the impairment of six of the eight small peaking units in Illinois.

  •
  $245 million during the second quarter of 2003 related to the impairment of all eight of the small peaking units in Illinois.

        Earnings from the Illinois Plants, excluding the above discrete items, were $133 million and $139 million during the three and nine months ended September 30, 2004, respectively, compared to $181 million and $146 million for the comparable periods in the prior year. The decrease in the third quarter earnings was $48 million due to the following factors:

  •
  lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements;

  •
  higher depreciation expense due to additional depreciation expense in 2004 related to the change in the estimated useful life of the remaining plant assets at the Collins Station; and

  •
  higher interest expense primarily attributable to higher interest rates on the new debt issued in April 2004.

        Partially offset by:

  •
  lower plant operating lease costs due to the termination of the Collins Station lease in April 2004.

        The nine months earnings for 2004 from the Illinois Plants decreased $7 million, compared to the corresponding period of 2003 primarily due to a decrease in capacity revenues under the power purchase agreements. This decrease was mostly offset by higher energy revenues, lower fuel costs, and lower plant operating lease costs, described above. The higher energy revenues were a result of increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices.

        Losses from price risk management activities decreased $3 million and $2 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The gains (losses) represent the ineffective portion of forward contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133, gains (losses) related to power contracts that did not qualify for hedge accounting under SFAS No. 133, and realized gains on swaps and financial transmission rights that did not qualify for hedge accounting under SFAS No. 133. Midwest Generation recorded net losses of approximately $5 million for both the third quarters of 2004 and 2003 and $0.2 million and $1 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of cash flow hedges ineffectiveness. The ineffective portion of the cash flow hedges was partially attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" prior to May 1, 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points, effective May 1, 2004. In addition, Midwest Generation recognized ineffective gains (losses) on the ineffective portion of forward contracts that expired during the respective periods.

        The earnings (losses) of the Illinois Plants included interest income of $28 million for the third quarters of both 2004 and 2003 and $85 million for the nine months ended of both September 30, 2004 and 2003 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Energy revenues	$130	$138	$363	$379
Capacity revenues	6	11	22	22
Net gains (losses) from price risk management	(6)	7	(13)	4

Total operating revenues	130	156	372	405

Operating Expenses
Fuel	60	51	155	139
Plant operations	14	15	69	66
Plant operating leases	25	25	76	76
Depreciation and amortization	4	4	12	12
Administrative and general	1	—	1	—

Total operating expenses	104	95	313	293

Operating Income	26	61	59	112

Other Income (Expense)
Interest expense	(1)	(1)	(1)	(2)
Other income (expense)	1	—	3	—

Total other income (expense)	—	(1)	2	(2)

Income Before Taxes	$26	$60	$61	$110

Statistics
Generation (in GWhr)	3,562	4,042	9,937	10,690
Availability(1)	91.7%	97.6%	82.9%	87.8%
Forced outage rate(2)	1.4%	2.1%	5.6%	4.3%
Average realized energy price/MWhr	$35.99	$34.57	$36.36	$35.46

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

        Earnings from Homer City decreased $34 million and $49 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. During the third quarter of 2004, coal deliveries under contracts with four fuel suppliers to Homer City were temporarily interrupted. As a result of these interruptions, Homer City reduced generation during off-peak periods when power prices were lower and purchased coal from alternative suppliers at spot prices which were substantially higher than the contract prices from these four fuel suppliers. These factors contributed to lower generation in the third quarter of 2004. Management is currently seeking to secure the delivery of the coal shortfall under existing contracts with these fuel suppliers and is reviewing these contracts to determine what further course of action, if any, should be undertaken. In addition, the increase in sulfur emission costs during the third quarter of 2004 is reflected in higher fuel costs. The 2004 nine-month decrease in earnings was due to lower generation during the third quarter of 2004 described above, from an unplanned outage at Unit 1 in February 2004, higher maintenance costs from the outage during the first quarter of 2004 and higher sulfur emission costs. Losses from price risk management activities in 2004 also contributed to the decrease in earnings for the third quarter and year-to-date period in 2004.

        Losses from price risk management activities increased $13 million and $17 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The losses represent the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133 and gains (losses) related to futures contracts that did not qualify for hedge accounting under SFAS No. 133. Homer City recorded net gains (losses) of approximately $(9) million and $7 million during the third quarters of 2004 and 2003, respectively, and $(9) million and $3 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of the ineffective portion of the cash flow hedges. The ineffective gains (losses) during the third quarter and nine months ended September 30, 2004 and 2003 from Homer City were partially attributable to changes in the difference between energy prices at PJM West Hub (the delivery point under forward contracts) and the energy prices at the delivery point where power generated by the Homer City facilities is delivered into the transmission system (referred to as the Homer City busbar). In addition, Homer City recognized ineffective gains (losses) related to forward contracts that expired during the respective periods. See "Market Risk Exposures—Commodity Price Risk—Americas" for more information regarding forward market prices.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $7 million for both the third quarter and nine months ended September 30, 2004, compared to the corresponding periods of 2003. The change in earnings was largely due to higher energy prices in 2004. For the nine months ended September 30, 2004, the impact of the higher energy prices in 2004 was partially offset due to planned outages at the Sycamore Cogeneration plant and the Watson Cogeneration plant in March 2004.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $3 million and $4 million for the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, earnings included interest expense from Edison Mission Energy Funding of $10 million and $12 million, respectively.

Four Star Oil & Gas

        EME's share of earnings from Four Star Oil & Gas Company was $13 million and $39 million for the third quarter and nine months ended September 30, 2003, respectively, with no earnings recorded in 2004 from its ownership interest due to the sale of the project. The 2004 earnings represent the gain on sale of 100% of EME's stock of Edison Mission Energy Oil & Gas, which in turn held minority interests in Four Star Oil & Gas, on January 7, 2004. Proceeds from the sale were approximately $100 million. EME recorded a pre-tax gain on the sale of approximately $47 million during the first quarter of 2004.

Sunrise

        Earnings from the Sunrise project decreased $1 million and $7 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases primarily resulted from higher interest expense due to the completion of the Sunrise project financing in September 2003.

March Point

        Earnings from March Point decreased $3 million and increased $1 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The third quarter decrease in earnings was primarily due to the ineffective portion of fuel contracts entered into by March Point, which are derivatives that qualified as cash flow hedges under SFAS No. 133. The year-to-date increase was attributable to higher operating revenues in 2004 because there was no planned outage in 2004, as there was during the corresponding period in June 2003.

Other

        Gains from energy trading activities were $6 million and $12 million for the third quarters of 2004 and 2003, respectively, and $11 million and $37 million for the nine months ended September 30, 2004 and 2003, respectively. The net gains from energy trading activities were the result of proprietary trading in the power markets in which EME has power plants. Gains from proprietary energy trading activities during the first nine months of 2004 were lower than the corresponding period in 2003 due to less favorable market conditions (prices and volatility).

        The 2004 increase was also due in part to the absence of the $6 million loss related to the write-down of EME's investment in the Gordonsville project which occurred in the second quarter of 2003.

Seasonal Disclosure

        EME's third quarter equity in income from its domestic energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's domestic energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Interest expense to third parties	$41,516	$48,865	$125,525	$130,344
Interest expense to Midwest Generation	28,298	28,333	84,931	85,022

Total interest expense	$69,814	$77,198	$210,456	$215,366

Administrative and General Expenses

        Administrative and general expenses increased $6 million and $4 million for the third quarter and nine months ended September 30, 2004, compared to the corresponding periods of 2003. The increases were primarily due to increased use of third party consultants and higher performance-based compensation.

Income Taxes

        EME's effective income tax benefit rate from continuing operations during the nine months ended September 30, 2004 was 38% compared to 57% during the first nine months of 2003. The higher effective income tax benefit rate in 2003 is due to higher state tax benefits, net of federal income taxes recognized under the tax-allocation agreement with Edison International, and a lower tax rate on earnings for EME's investment in Four Star Oil & Gas during 2003 as a result of a dividends received deduction. During the first nine months of 2004 and 2003, EME recorded additional state tax benefits, net of federal income taxes, of $5 million and $15 million, respectively, as a result of participation in the tax-allocation agreement with Edison International.

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

Results of Discontinued Operations

        As discussed under Management's Overview, EME:

  •
  Completed the sale of its 51.2% interest in Contact Energy to Origin Energy New Zealand Limited on September 30, 2004. Consideration for the sale was NZ$1,101.4 million (approximately US$739 million) in cash and NZ$535 million (approximately US$359 million) of debt assumed by the purchaser. The after-tax gain on the sale of Contact Energy was $141 million.

  •
  Entered into an agreement dated July 29, 2004 to sell its remaining international power generation portfolio, owned by a wholly owned Dutch subsidiary, MEC International B.V., to a consortium comprised of International Power plc (70%) and Mitsui & Co., Ltd. (30%). Closing of the BV transaction is subject to approval by International Power's shareholders and to a number of regulatory approvals and project level consents. The sale is expected to close in the fourth quarter of 2004.

        During the third quarter ended September 30, 2004, EME recorded a deferred income tax benefit of $327 million in accordance with Emerging Issues Task Force Issue No. 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation," (EITF 93-17). Under EITF 93-17, because the tax basis of the stock of EME's Dutch subsidiary, MEC International B.V., exceeds EME's book basis, an adjustment to deferred taxes was required during the third quarter of 2004. The tax basis of the stock of MEC International B.V. exceeds the book basis primarily due to taxable income recognized in the

United States on several types of foreign earnings (generally referred to as Subpart F income under U.S. income tax regulations). Even though EME recorded current taxes payable in the United States on Subpart F income, no recognition of deferred taxes was recorded under Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes," until the operations of MEC International B.V. were classified as discontinued operations.

        As the sale of the remaining international power projects is expected to be completed during the fourth quarter of 2004, the following interim information is provided as an aid in understanding the performance of the international projects consistent with prior quarterly reports.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004(1)	2003	2004(1)	2003
	(in millions)
Operating Revenues from Consolidated Subsidiaries
Contact Energy	$239	$228	$639	$566
First Hydro	75	87	268	247
Loy Yang B	51	47	156	127
Doga(3)	—	31	29	98
Other	11	20	56	67

	$376	$413	$1,148	$1,105

Income (Loss) before Taxes and Minority Interest (Earnings/Losses)
Consolidated operations
Contact Energy(2)	$34	$42	$115	$71
First Hydro	1	(8)	10	(19)
Loy Yang B	16	14	46	29
Doga(3)	—	8	6	14
Other	4	2	22	15
Unconsolidated affiliates
Paiton	16	18	49	42
ISAB	13	13	32	23
EcoEléctrica	6	2	18	1
Italian Wind	—	(1)	6	—
Doga(3)	2	—	3	—
Other	2	2	9	3

	$94	$92	$316	$179

(1)
The earnings for the third quarter and nine months of 2004 are not presented in accordance with generally accepted accounting principles in the United States. Under SFAS No. 144, depreciation expense of assets held for sale is discontinued which EME has followed in preparation of its consolidated statement of income. However, in order to present the above results of operations on a comparable basis to the third quarter and nine months of 2003, depreciation expense has been included in each of the above projects. The following table reconciles the total earnings of projects classified as discontinued operations above with the income before taxes and minority interest under generally accepted accounting principles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Income before taxes and minority interest (project basis)	$94	$92	$316	$179
Depreciation expense	20	—	20	—

Income before taxes and minority interest under generally accepted accounting principles.	$114	$92	$336	$179

(2)
Income before taxes of Contact Energy represents both EME's 51% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Contact Energy are reflected in a separate line item in Note 2, Discontinued Operations. Contact Energy is a public company in New Zealand and provides shareholders' financial results in accordance with New Zealand accounting standards for its fiscal year ended September 30.

(3)
Income before taxes of Doga through March 31, 2004 represents both EME's 80% ownership and the ownership of minority interest holders on a calendar year basis. The interests of minority shareholders in the after-tax earnings of Doga are reflected in a separate line item in Note 2, Discontinued Operations, through March 31, 2004. Effective March 31, 2004, the Doga project was deconsolidated due to the adoption of FIN 46. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method of accounting.

Contact Energy

        Operating revenues increased $11 million and $73 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher electricity retail and generation revenues arising from the Taranaki combined-cycle plant purchased in March 2003 and increased number of retail customers in the year 2003, as well as ongoing strength in retail volumes, tariff adjustments and management of transmission constraints. In addition, there was a 12% and 15% increase in the average exchange rate of the New Zealand dollar compared to the U.S. dollar during the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003.

        Earnings from Contact Energy, included in the consolidated statements of income of EME as described above, decreased $8 million and increased $44 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 year-to-date increase was primarily due to increased margins due to the factors described above related to revenues. In addition, gains (losses) from price risk management activities were $(6) million and $1 million for the third quarter and nine months ended September 30, 2004, respectively, compared to $7 million and $2 million for the third quarter and nine months ended September 30, 2003, respectively. The gains (losses) from price risk management activities primarily related to a change in market value of electricity and financial contracts that were not designated as cash flow hedges for hedge accounting under SFAS No. 133. Also included in the gains (losses) from price risk management activities during the third quarter and nine months ended September 30, 2004 was approximately $(1) million and $1 million, respectively, representing the ineffective portion of cross currency interest rate swaps. These are derivatives that qualify as fair value hedges under SFAS No. 133.

First Hydro

        Operating revenues decreased $12 million and increased $21 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The third quarter decrease was due to lower volumes of power sales in the third quarter of 2004. Partially offsetting this decrease was a 13% increase in the average exchange rate of the British pound compared to the U.S. dollar during the third quarter of 2004, compared to the same prior year quarter. The 2004 year-to-date increase resulted primarily from higher volumes of power sales and higher ancillary services revenues in 2004. In addition, there were higher electric revenues from the First Hydro plant due to a 13% increase in the average exchange rate of the British pound compared to the U.S. dollar during the nine months ended September 30, 2004, compared to the same prior year period. The First Hydro plant is expected to provide for higher electric revenues during its winter months.

        Earnings from First Hydro increased $9 million and $29 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increase in earnings is primarily due to an $8 million and $5 million gain from price risk management activities for the third quarter and nine months ended September 30, 2004, respectively, compared to an $8 million and $20 million loss from price risk management activities for the third quarter and nine months ended September 30, 2003, respectively. First Hydro's gains (losses) from price risk management relate to the change in market value of commodity contracts that are recorded at fair value under SFAS No. 133, with changes in fair value recorded through the income statement.

Loy Yang B

        Operating revenues increased $4 million and $29 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in operating revenues were primarily due to higher generation in 2004 compared to 2003 as a result of a planned outage in March 2003 and an 8% and 16% increase in the average exchange rate of the Australian dollar compared to the U.S. dollar during the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003.

        Earnings from Loy Yang B increased $2 million and $17 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in earnings were due to higher electric revenues discussed above.

Paiton Energy

        Earnings from Paiton Energy decreased $2 million and increased $7 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The third quarter decrease was primarily due to decreased revenues mostly due to lower availability resulting from a planned outage during the third quarter of 2004. The 2004 year-to-date increase in earnings was primarily attributable to a decrease in Indonesian income taxes resulting from interest expense from partner subordinated loans and lower costs incurred in 2004 related to debt restructuring activities, partially offset by lower revenues described above.

Doga

        Revenues from Doga were $31 million and $98 million for the third quarter and nine months ended September 30, 2003, respectively. Revenues from Doga were $29 million for the nine months ended September 30, 2004, representing revenues from the first quarter of 2004. There were no revenues recorded on a consolidated basis during the three months ended September 30, 2004 due to the deconsolidation of the Doga project on March 31, 2004. Beginning April 1, 2004, EME recorded its interest in the Doga project on the equity method of accounting.

        Earnings from Doga (consolidated) were $8 million and $14 million for the third quarter and nine months ended September 30, 2003, respectively. Earnings from Doga (consolidated) were $6 million for the nine months ended September 30, 2004, representing earnings for the first quarter of 2004. Earnings from Doga (unconsolidated) were $2 million and $3 million for the third quarter and nine months ended September 30, 2004, respectively. The earnings of Doga (unconsolidated) are reported after local country taxes and are, therefore, not comparable to the earnings of Doga (consolidated) which are before local country taxes. The net income of the Doga project before minority interest improved during the nine months ended September 30, 2004, compared to the same period of 2003 due to lower income taxes.

ISAB

        Earnings from ISAB increased $9 million for the nine months ended September 30, 2004, compared to the corresponding period of 2003. There was no change in earnings for the third quarter of 2004 compared to the third quarter of 2003. The 2004 increase was primarily attributable to higher revenues, from a tariff increase resulting from higher energy prices, and higher generation in 2004 as compared to 2003, resulting from a major planned overhaul of the plant in April 2003.

EcoEléctrica

        Earnings from the EcoEléctrica project increased $4 million and $17 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher operating revenues in 2004 over 2003 resulting from plant outages from November 2002 through February 2003.

Italian Wind

        Earnings from the Italian Wind project increased $1 million and $6 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases were primarily due to higher revenues from a tariff increase resulting from higher energy prices and higher generation caused by more wind in the first nine months of 2004, compared to the first nine months of 2003.

Other

        Operating revenues from other consolidated subsidiaries decreased $9 million and $11 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases were primarily due to the deconsolidation of the Kwinana project on March 31, 2004. Beginning April 1, 2004, EME recorded its interest in the Kwinana project on the equity method of accounting.

        Earnings from other projects (consolidated subsidiaries and unconsolidated affiliates) increased $2 million and $13 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 increases in earnings were primarily due to higher earnings from the CBK project in the Philippines due to the completion of Kalayaan Phase II units in early 2004 and EME's Spanish Hydro project largely due to higher generation caused by more rainfall in the first nine months of 2004, compared to the first nine months of 2003.

Previously Reported Discontinued Operations

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

Lakeland Project

        In 2001, EME ceased consolidating the activities of Lakeland Power Ltd. when an administrative receiver was appointed following a default by Norweb Energi Ltd, the counterparty to a long-term power sales agreement. The consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. In 2003, a third party completed the purchase of the Lakeland power plant from the administrative receiver for £24 million. The proceeds from the sale and existing cash were used to fund partial repayment of the outstanding debt owed to secured creditors of the project. Lakeland Power Ltd.'s administrative receiver has filed a claim against Norweb Energi Ltd. for termination of the power purchase agreement. To the extent that Lakeland Power Ltd. receives payment under its claim, such amounts will first be used to repay amounts due to creditors. In October 2004, EME purchased the secured creditors' debt from Lakeland Power Ltd. for approximately £6 million. The purchase of the outstanding bank debt was completed to enhance EME's overall position to maximize recovery from the ultimate proceeds received from the claim against Norweb Energi. EME's subsidiary that owns the outstanding shares of Lakeland Power Ltd. will be entitled to receive any residual amount of the proceeds from the claim after creditors' claims are resolved.

        During the third quarter and nine months ended September 30, 2003, EME recorded losses of $423 thousand and approximately $1 million, respectively, from discontinued operations related to administrative expenses incurred as part of the close-out activities.

New Accounting Pronouncements

Emerging Issues Task Force Issue No. 02-14

        In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of an investee, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. EME does not expect the adoption of EITF 02-14 to have a material impact on its consolidated financial statements.

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

Variable Interest Entities

        EME completed a review of the application of FIN 46R to its subsidiaries and affiliates and concluded that it has variable interests in variable interest entities as defined in this interpretation. The following table summarizes the variable interest entities held by continuing operations in which EME has a significant variable interest:

Variable Interest Entity	Location	Investment at September 30, 2004	Ownership Interest at September 30, 2004	Description
Sunrise	Fellows, CA	$112	50%	Gas-fired facility
Watson	Carson, CA	100	49%	Cogeneration facility
Sycamore	Bakersfield, CA	63	50%	Cogeneration facility
Midway-Sunset	Fellows, CA	54	50%	Cogeneration facility
Kern River	Bakersfield, CA	49	50%	Cogeneration facility

        EME has determined that it is not the primary beneficiary in these entities; accordingly, EME will account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities.

Deconsolidation of Variable Interest Entities

        In accordance with FIN 46R, EME determined that it was not the primary beneficiary of the Doga and Kwinana projects and, accordingly, deconsolidated these projects at March 31, 2004. The Doga and Kwinana projects are part of the sale of international operations and, accordingly, are included in discontinued operations.

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. EME adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, EME's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, EME recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2003.

EME's Liquidity

        At September 30, 2004, EME and its subsidiaries had cash and cash equivalents of $1.2 billion, including $739 million received from the sale of Contact Energy, and EME had available the full amount of borrowing capacity under a $98 million corporate credit facility. On October 5, 2004, EME repaid $600 million of the $800 million secured loan at Mission Energy Holdings International, Inc. with the majority of the proceeds received from the sale of Contact Energy. EME's consolidated debt at September 30, 2004 was $4.4 billion. In addition, EME's subsidiaries had $5.3 billion of long-term lease obligations that are due over periods ranging up to 31 years.

Key Financing Developments

EME Financing Developments

        On April 27, 2004, EME replaced its $145 million corporate credit facility with a new $98 million secured corporate credit facility. This credit facility matures on April 27, 2007. Loans made under this credit facility bear interest at LIBOR plus 3.50% per annum. As security for its obligations under this credit facility, EME pledged its ownership interests in the holding companies through which it owns its interests in the Illinois Plants, the Homer City facilities, the Westside projects, and the Sunrise project. EME also granted a security interest in an account into which all distributions received by it from the Big 4 projects will be deposited. EME will be free to use these distributions unless and until an event of default occurs under its corporate credit facility.

        In addition, EME completed the repayment of the remaining $28 million due under the Coal and Capex facility (guaranteed by EME) in April 2004. Accordingly, this credit agreement has been terminated and EME no longer has a contingent liability related to this credit agreement.

Midwest Generation Financing Developments

        On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of September 30, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for approximately $3 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Termination of the Collins Station Lease

        On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. EME recorded a pre-tax loss of approximately $956 million (approximately $587 million after tax) due to termination of the lease and the planned decommissioning of the asset and disposition of excess inventory.

        Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. During the third quarter of 2004, EME reached an agreement with Exelon Generation to terminate the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. As a result of the termination of the power purchase agreement, EME revised the estimated useful life of the remaining plant assets to end on September 30, 2004 instead of December 31, 2004. Accordingly, EME recorded a pre-tax impairment charge of $5 million during the third quarter of 2004. In October 2004, EME finalized plans to reduce the workforce in Illinois and expects to recognize a $4 million pre-tax charge for exit costs during the fourth quarter of 2004.

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, EME recorded a pre-tax impairment charge of $29 million (approximately $18 million after tax).

        EME anticipates that the lease termination payment and decommissioning of the Collins Station and small peaking units will result in substantial income tax deductions.

2004 Capital Expenditures

        The estimated capital and construction expenditures of EME's subsidiaries for the final quarter of 2004 are $12 million. These expenditures are planned to be financed by existing subsidiary credit agreements and cash generated from their operations. During the third quarter of 2004, Midwest Generation decided to return Will County Units 1 and 2 to service. Operations at these units were suspended in 2002, pending recovery of market prices. As part of returning these units to service, Midwest Generation expects to install environmental improvements of approximately $10 million by June 30, 2005. In addition, Homer City plans to spend approximately $17 million related to environmental improvements prior to the summer of 2005.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities from continuing operations increased $1.3 billion in the first nine months of 2004, compared to the first nine months of 2003. The 2004 increase was primarily attributable to the $960 million lease termination payment in 2004 related to the Collins Station lease and tax-allocation payments of $43 million paid to Edison International during the first nine months of 2004, compared to $89 million in tax-allocation payments received by EME from Edison International during the first nine months of 2003. EME made tax payments in the first three quarters of 2004 primarily attributable to taxable income resulting from the sale of the Four Star Oil & Gas and Brooklyn Navy Yard projects. For further discussion of the tax-allocation payments, see "—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." In addition, distributions from unconsolidated affiliates during the first nine months of 2004 were lower than the corresponding period of 2003, primarily because the 2003 distributions included $151 million from completion of the Sunrise project financing in September 2003.

Consolidated Cash Flows from Financing Activities

        Cash provided by financing activities from continuing operations increased $891 million in the first nine months of 2004, compared to the first nine months of 2003. The 2004 increase was due to a higher level of borrowings in 2004 compared to 2003, primarily due to the $1 billion secured notes and

$700 million term loan facility received by Midwest Generation in April 2004 partially offset by the repayment of $693 million related to Edison Mission Midwest Holdings' credit facility and $28 million related to the Coal and Capex facility in April 2004.

Consolidated Cash Flows from Investing Activities

        Cash provided by investing activities from continuing operations increased $912 million in the first nine months of 2004, compared to the first nine months of 2003. The 2004 increase was due to a combination of the following:

  •
  $739 million in proceeds received in 2004 from the sale of Contact Energy.

  •
  $118 million in proceeds received in 2004 from the sale of 100% of EME's stock of Edison Mission Energy Oil & Gas and the sale of EME's 50% partnership interest in the Brooklyn Navy Yard project.

  •
  A reduction in investment in new plant and equipment. EME invested $39 million and $71 million in property and equipment during the first nine months of 2004 and 2003, respectively.

  •
  $23 million in equity contributions to the Sunrise project in 2003.

EME's Credit Ratings

Overview

        Credit ratings for EME and its subsidiaries, Midwest Generation, LLC and Edison Mission Marketing & Trading, are as follows:

	Moody's Rating		S&P Rating
EME	B	1	B
Midwest Generation, LLC:
First priority senior secured rating	B	a3	B	+
Second priority senior secured rating	B	1	B	-
Edison Mission Marketing & Trading	Not Rated		B

        On August 6, 2004, Moody's raised EME's credit rating to B1 from B2. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

        EME does not have any "rating triggers" contained in subsidiary financings that would result in EME being required to make equity contributions or provide additional financial support to its subsidiaries.

        Edison Mission Marketing & Trading has provided credit for the benefit of counterparties in the form of cash and letters of credit ($93 million as of September 30, 2004) for EME's price risk management and domestic trading activities (including Midwest Generation and Homer City) related to accounts payable and unrealized losses. A subsidiary of EME has also supported a portion of First Hydro's United Kingdom hedging activities through a cash collateralized credit facility, under which letters of credit totaling £22 million have been issued as of September 30, 2004.

        With the remaining power purchase agreements with Exelon Generation expiring on December 31, 2004, EME expects to generate higher merchant generation in 2005 which will increase the potential for margin and collateral requirements. Changes in forward market prices and the strategies adopted for merchant generation could further increase the need for credit support for price risk management activities related to these projects. EME estimates that total margin and collateral requirements to support price risk management could increase to approximately $400 million if 50% of merchant generation from the Illinois Plants and Homer City facilities was sold forward for one year and power prices subsequently increased using common industry analytics. Midwest Generation has cash on hand and a $200 million working capital facility that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. In addition, EME has cash on hand and a $98 million working capital facility that can be used to provide credit support for its subsidiaries. See "EME's Liquidity" for further discussion.

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

EME's Liquidity as a Holding Company

Overview

        At September 30, 2004, EME had corporate cash and cash equivalents of $84 million to meet liquidity needs. EME's corporate cash and cash equivalents increased by $139 million subsequent to September 30, 2004 from the net cash received from the sale of Contact Energy less the repayment of subsidiary indebtedness. See "—EME's Liquidity." EME had no borrowings outstanding or letters of credit outstanding on the $98 million secured line of credit at September 30, 2004. Cash distributions from EME's subsidiaries and partnership investments, tax-allocation payments from Edison International and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings." In addition, the right of EME to receive tax-allocation payments, and the timing and amount of tax-allocation payments received by EME are subject to factors beyond EME's control. See "—Intercompany Tax-Allocation Agreement."

        EME's secured corporate credit facility provides credit available in the form of cash advances or letters of credit. In addition to the interest payments, EME pays a commitment fee of 0.50% on the unutilized portion of the facility. EME has agreed to maintain a minimum interest coverage ratio and a minimum recourse debt to recourse capital ratio (as such ratios are defined in the credit agreement). At September 30, 2004, EME met both these ratio tests.

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

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Domestic Projects
Distributions from Consolidated Operating Projects:
EME Homer City Generation L.P. (Homer City facilities)	$61	$102
Holding companies of other consolidated operating projects	—	1
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)	80	74
Four Star Oil & Gas Company	—	15
Sunrise Power Company	5	66
Holding companies for Westside projects	13	20
Holding companies of other unconsolidated operating projects	1	5

Total Distributions from Domestic Projects	$160	$283

International Projects (Mission Energy Holdings International)
Distributions from Consolidated Operating Projects:
First Hydro Holdings (First Hydro project)	$29	$18
Loy Yang B	12	22
Doga	—	18
Contact Energy	50	16
Valley Power	—	8
Kwinana(1)	4	4
Holding companies of other consolidated operating projects	10	—
Distributions from Unconsolidated Operating Projects:
ISAB Energy	24	1
IVPC4 (Italian Wind project)	18	8
Derwent	1	1
Doga	15	—
EcoEléctrica	9	—
Paiton	—	9
Tri Energy	2	—
Holding companies of other unconsolidated operating projects	4	2

Total Distributions from International Projects	$178	$107

Total Distributions	$338	$390

(1)
Distributions for the nine months ended September 30, 2004 reflect distributions made during the first quarter of 2004. Effective March 31, 2004, the Kwinana project was deconsolidated due to the adoption of FIN 46R.

Intercompany Tax-Allocation Agreement

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International. EME has historically received tax-allocation payments related to domestic net operating losses incurred by EME. The right of EME to receive and the amount and timing of tax-allocation payments is dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME may be obligated during periods it generates taxable income to make payments under the tax-allocation agreements.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries for the twelve months ended September 30, 2004:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation, LLC (Illinois Plants)	Interest Coverage Ratio	Greater than or equal to 1.25 to 1	2.39 to 1(1)
Midwest Generation, LLC (Illinois Plants)	Secured Leverage Ratio	Less than or equal to 8.75 to 1	5.94 to 1
EME Homer City Generation L.P. (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.73 to 1
Edison Mission Energy Funding Corp. (Big 4 Projects)	Debt Service Coverage Ratio	Greater than or equal to 1.25 to 1	2.54 to 1
Mission Energy Holdings International	Interest Coverage Ratio	Greater than or equal to 1.3 to 1	3.92 to 1(2)

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

Midwest Generation Financing Restrictions on Distributions

        Midwest Generation is bound by the covenants in its credit facility and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its credit agreement. Compliance with the covenants in its credit agreement includes maintaining the following two financial performance requirements:

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

        In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit agreement) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in this latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. With the remaining 25% of excess cash flow, Midwest Generation must offer to prepay the term loan to the lenders. Each of the lenders may, at its option, decline such prepayment with respect to its pro rata share of the term loan. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

        Excess cash flow was $117 million for the period between April 27, 2004 and September 30, 2004. At September 30, 2004, Midwest Generation met both of the covenant requirements described above under the credit agreement and made a distribution of $88 million in October 2004. As required under the credit agreement, Midwest Generation made an offer to the lenders to prepay $29 million of the term loan, of which $5 million was accepted by certain lenders and repaid on October 20, 2004. The remaining $24 million of excess cash flow not repaid will be retained by Midwest Generation as working capital or used to make a voluntary prepayment at a later date, as provided under the credit agreement.

Covenants in Indenture

        Midwest Generation's indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit agreement. Failure to achieve the conditions required for distributions will not result in a default under the indenture, nor does the indenture contain any other financial performance requirements.

Mission Energy Holdings International Interest Coverage Ratio

        Under the credit agreement governing its term loan, Mission Energy Holdings International has agreed to maintain a minimum interest coverage ratio of 1.30 to 1 beginning March 2004 for the trailing twelve-month period.

        The following table sets forth the major components of the interest coverage ratio for the twelve months ended September 30, 2004 and the year ended December 31, 2003 on a pro forma basis assuming the term loan had been in existence at the beginning of 2003:

	September 30, 2004			December 31, 2003
	Actual	Pro Forma Adjustment(1)	Pro Forma	Actual	Pro Forma Adjustment(1)	Pro Forma
	(in millions)
Funds Flow from Operations
Historical distributions from international projects	$237	$—	$237	$158	$—	$158
Other fees and cash payments considered distributions under the term loan	16	—	16	20	—	20
Administrative and general expenses	(2)	—	(2)	(2)	—	(2)

Total Funds Flow from Operations	$251	$—	$251	$176	$—	$176

Term Loan Interest Expense	$48	$16	$64	$4	$60	$64

Interest Coverage Ratio			3.92			2.75

(1)
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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation and Homer City have entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. Midwest Generation and Homer City's fuel purchase commitments under these agreements are currently estimated to be $22 million for 2004, $63 million for 2005, $97 million for 2006, $101 million for 2007, and $57 million for 2008.

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

Americas

Introduction

        Electric power generated at EME's domestic merchant plants is generally sold under bilateral arrangements with utilities and power marketers under short-term transactions with terms of two years or less or to the PJM and/or the New York Independent System Operator (NYISO) markets. As discussed further below, beginning in 2003, EME has been selling a significant portion of the power generated from its Illinois Plants into wholesale power markets, including PJM since May 1, 2004.

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

Illinois Plants

Status of the Exelon Generation Power Purchase Agreements—

        Energy generated at the Illinois Plants has historically been sold under three power purchase agreements between EME's wholly owned subsidiary, Midwest Generation, and Exelon Generation Company, under which Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999. The power purchase agreement for the Collins Station was terminated effective September 30, 2004; the other two contracts (for coal-fired generation and peaking units) expire in December 2004. The capacity payments provide the units under contract with revenue for fixed charges, and the energy payments compensate those units for all, or a portion of, variable costs of production.

        Approximately 57% and 68% of the energy and capacity sales from the Illinois Plants in the first nine months of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. For the nine months ended September 30, 2004, 3,859 MW of Midwest Generation's generating capacity (2,383 MW related to its coal-fired generation units, 1,084 MW related to its Collins Station, and 392 MW related to its peaking units) were subject to power purchase agreements with Exelon Generation. Following the termination of the Collins Station power purchase agreement, 2,775 MW will be subject to power purchase agreements with Exelon Generation during the fourth quarter of 2004. 2004 is the final contract year under these power purchase agreements.

Merchant Sales—

        The energy and capacity from units not subject to a power purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, EME is subject to market risks related to the price of energy and capacity from those units. Capacity prices for merchant energy sales are, and are expected in the near term to remain, substantially less than those Midwest Generation currently receives under the 1999 power purchase agreements with Exelon Generation. EME further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which EME believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements. EME intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

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

        The following table depicts the historical average market prices for energy per megawatt-hour since joining PJM on May 1, 2004.

Historical Energy Prices	Northern Illinois Hub
May	$34.05
June	28.58
July	30.92
August	26.31
September	27.98

Five-Month Average	$29.57

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2004:

24-Hour Northern Illinois Hub Forward Energy Prices*
2004
October	$25.86
November	27.52
December	30.49
2005 Calendar "strip"(1)	$32.82

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2004:

	2004	2005	2006
Megawatt hours	3,250,276	4,659,585	438,000
Average price/MWhr	$27.87	$38.14	$31.50

        To the extent Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an intercompany energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

        In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the units released from contract by Exelon Generation will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit.

        Effective May 1, 2004, the transmission system of Commonwealth Edison became integrated into PJM. Over EME's and Midwest Generation's objections, such integration was allowed to occur in advance of the integration of American Electric Power into PJM, which had resulted in the creation of an islanded market within PJM limited to the service territory of Commonwealth Edison. Concerns about the islanded market of Commonwealth Edison became moot on October 1, 2004, when American Electric Power was integrated into PJM. In general, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the FERC, and the application of the PJM tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. Given the recent integration of American Electric Power into PJM, such changes, if any, are not expected to have a material effect on Midwest Generation. See "—Regulatory Matters" for further discussion.

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

        EME is continuing to monitor the activities at the FERC related to the expansion of PJM and to advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

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

        The following table depicts the average market prices per megawatt-hour in PJM during the first nine months of 2004 and 2003:

	24-Hour PJM Historical Energy Prices*
	2004	2003
January	$51.12	$36.56
February	47.19	46.13
March	39.54	46.85
April	43.01	35.35
May	44.68	32.29
June	36.72	27.26
July	40.09	36.55
August	34.76	39.27
September	40.62	28.71

Nine-Month Average	$41.97	$36.55

*
Energy prices were calculated at the Homer City busbar (delivery point) using historical hourly real-time prices provided on the PJM-ISO web-site.

        As shown on the above table, the average historical market prices at the Homer City busbar (delivery point) during the first nine months of 2004 were higher than the average historical market prices during the first nine months of 2003. Forward market prices in PJM fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price at a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has resulted in prices at the PJM West Hub (the primary trading hub in PJM) being higher than those at Homer City by an average of three percent.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2004:

24-Hour PJM West Hub Forward Energy Prices*
2004
October	$39.23
November	41.40
December	45.15
2005 Calendar "strip"(1)	$46.19

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

        The following table summarizes Homer City's hedge position at September 30, 2004:

	2004	2005
Megawatt hours	2,287,200	6,336,000
Average price/MWhr	$36.66	$44.48

        The average price/MWhr for Homer City's hedge position is based on PJM West Hub. Energy prices at the PJM West Hub have averaged three percent higher than energy prices at Homer City during the past twelve months. A discussion of the basis risk between PJM West Hub and Homer City is set forth above.

        Market conditions for the sale of capacity and energy from the Homer City facilities affect the ability of EME's subsidiary, EME Homer City, to meet its obligations under the Homer City sale-leaseback documents. These market conditions are beyond EME's control.

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

        The wholesale price of electricity fell significantly between 2002 and 2003. The reduction was driven principally by surplus generating capacity and increased competition. During 2003, prices were more volatile, and in the second half of 2004, prices for baseload electricity have risen in line with increases in the cost of gas for generation. The increases have been accompanied during 2004 by a considerable narrowing in the peak/off peak differentials. Compliance with First Hydro's bond financing documents is subject to market conditions for electric energy and ancillary services, which are beyond First Hydro's control.

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

        EME measures credit risk exposure from counterparties of its merchant energy activities by the sum of: (i) 60 days of accounts receivable, (ii) current fair value of open positions, and (iii) a credit value at risk. EME's subsidiaries enter into master agreements and other arrangements in conducting price risk management and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At September 30, 2004, the credit ratings of EME's counterparties were as follows:

S&P Credit Rating	September 30, 2004
(in millions)
A or higher	$49
A-	26
BBB+	113
BBB	21
BBB-	10
Below investment grade	12

Total	$231

        Exelon Generation accounted for 41% and 46% of EME's consolidated operating revenues for the first nine months of 2004 and 2003, respectively. The percentage is less in 2004 because a smaller number of plants are subject to contracts with Exelon Generation. See "—Commodity Price Risk—Americas—Illinois Plants." Any failure of Exelon Generation to make payments under the power purchase agreements could adversely affect EME's results of operations and financial condition.

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

        Approximately 15% of EME's consolidated operating revenues for the first nine months of 2004 were to BP Energy Company, a third-party customer. (An investment grade affiliate of BP Energy has guaranteed payment of amounts due under the related contracts.)

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate EME's projects. EME has mitigated the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's total long-term obligations (including current portion) was $4.8 billion at September 30, 2004, compared to the carrying value of $4.4 billion.

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

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading by risk category and instrument type (in millions):

	September 30, 2004	December 31, 2003
Commodity price:
Electricity	$(49)	$(7)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of EME's commodity price risk management assets and liabilities as of September 30, 2004 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(49)	$(58)	$9	$—	$—

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

        The fair value of the commodity financial instruments related to energy trading activities as of September 30, 2004 and December 31, 2003, are set forth below (in millions):

	September 30, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
Electricity	$98	$6	$104	$11
Other	—	—	—	1

Total	$98	$6	$104	$12

        The change in the fair value of trading contracts for the nine months ended September 30, 2004, was as follows (in millions):

Fair value of trading contracts at January 1, 2004	$92
Net gains from energy trading activities	11
Amount realized from energy trading activities	(11)

Fair value of trading contracts at September 30, 2004	$92

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of September 30, 2004) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$1	$1	$—	$—	$—
Prices based on models and other valuation methods	91	(2)	7	5	81

Total	$92	$(1)	$7	$5	$81

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Regulatory Matters" on page 24 of EME's annual report on Form 10-K for the year ended December 31, 2003. There have been no other significant developments with respect to regulatory matters specifically affecting EME since the filing of its annual report, except as follows:

        Commonwealth Edison's application to join PJM was approved by the FERC on April 27, 2004, with an effective date of May 1, 2004. EME had protested such action before the FERC because the integration of Commonwealth Edison into PJM in advance of American Electric Power (AEP) created an isolated market within PJM limited to the service territory of Commonwealth Edison. The integration of AEP into PJM had been delayed by the actions of state regulatory authorities in Virginia and Kentucky. However, the issues raised in the Kentucky proceedings were resolved in June 2004 and the Virginia case was settled in August 2004, which permitted the integration of AEP to take place without incident on October 1, 2004.

        On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and AEP) and the Midwest Independent System Operator (MISO). The effect of this order was that the so-called rate pancaking was not eliminated prior to the integration of Commonwealth Edison and AEP into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004.

        The transmission owners and other stakeholder interests in the region met on several occasions from June through early September 2004, attempting to reach consensus on an acceptable long-term rate structure for the combined PJM/MISO footprint. A consensus among all affected parties could not be reached; however, two competing proposals for a long-term rate structure have emerged from such discussions and both were filed with the FERC on October 1, 2004. Neither of those plans would impose transmission costs on system users other than load-serving entities. However, the FERC has also initiated an investigation under Section 206 of the Federal Power Act, which would permit the agency to adopt a structure different from those which have been proposed by the parties. In its order initiating the investigation, the FERC reiterated its previous statement that it would act on such a structure by December 1, 2004. Until through and out rates are eliminated, EME will continue to have to pay transmission charges for power sold for delivery to customers within the MISO. In addition, sales to customers outside of the MISO and PJM will continue to be subject to the through and out rates applicable to such transactions.

        On July 27, 2004, AEP reached a settlement with staff of the Virginia State Corporation Commission that allowed AEP to transfer control of its transmission lines in the state to PJM. The settlement eliminated the need for the FERC to act to ensure that AEP was able to enter PJM on October 1, 2004, the target date set by both AEP and PJM. Such integration took place on October 1, 2004, as previously noted.

        Given the removal of the uncertainties regarding the market structure issues discussed previously, the direct impact on Midwest Generation of the above-described matters will be limited to the delay in the elimination of regional through and out rates. This is not expected to have a material effect on Midwest Generation's financial results prior to the anticipated elimination of such rates between PJM and the MISO on December 1, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 106 of EME's annual report on Form 10-K for the year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        EME's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of EME's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, EME's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in EME's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Purchase Agreement, dated July 29, 2004, by and among Edison Mission Energy, IPM Eagle LLP, International Power plc, Mitsui & Co., Ltd. and the other sellers on the signature page hereto.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Senior Vice President and Chief Financial Officer
Date:	November 8, 2004

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
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (Dollars in millions, Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES