Form 10-K/A
period 2005-12-31
EDISON MISSION ENERGY
filed 2006-03-20
CIK 930835

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):                                Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005: $0. Number of shares outstanding of the registrant’s Common Stock as of February 28, 2006: 100 shares (all shares held by an affiliate of the registrant).

EXPLANATORY NOTE

This Amendment No. 1 to Edison Mission Energy’s (EME) annual report on Form 10-K/A for the fiscal year ended December 31, 2005 is being filed in order to amend Part III of the Form 10-K to include information required by Items 11 and 12, some of which was omitted from the annual report on Form 10-K for the year ended December 31, 2005 filed on March 7, 2006.

This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

The following items of the original filing on the annual report on Form 10-K are amended and restated in their entirety by this Amendment No. 1:

Item 11. Executive Compensation; and

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Unaffected items have not been repeated in this Amendment No. 1.

PART III

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Except as set forth below, the following table presents information regarding compensation paid by EME to each of the named executive officers during the years 2005, 2004 and 2003 for services rendered by such persons in all capacities to EME and its subsidiaries.

					Long-Term Compensation
		Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation(5) ($)	Securities Underlying Options(6) (#)	LTIP Payouts(7) ($)	All Other Compensation(8) ($)

Theodore F. Craver, Jr.(2)	2005	570,000	798,000	20,108	172,644	—	175,605
Chairman of the Board,
President and Chief
Executive Officer

Raymond W. Vickers	2005	445,000	417,000	10,729	35,772	1,373,339	94,399
Senior Vice President and	2004	431,000	475,000	6,122	49,127	574,568	82,458
General Counsel	2003	415,000	408,000	5,468	42,813	478,538	57,564

Paul Jacob(3)	2005	324,900	325,000	3,822	21,547	422,636	32,639
Vice President	2004	310,650	272,000	13,975	29,212	163,540	31,602
	2003	298,700	267,000	1,594	23,112	34,819	12,500

W. James Scilacci(4)	2005	245,454	243,623	12,116	24,783	—	34,823
Senior Vice President and
Chief Financial Officer

John P. Finneran, Jr.	2005	279,000	259,000	200	18,503	609,467	49,897
Vice President	2004	270,000	249,000	12,675	25,390	247,754	37,005
	2003	260,000	233,000	1,172	22,129	172,874	27,213

(1)	The principal positions shown are at December 31, 2005.

(2)	Effective January 1, 2005, Mr. Craver was elected chairman of the board, president and chief executive officer of EME. Compensation shown for Mr. Craver is that attributable to his EME employment.

(3)	Effective March 1, 2006, Mr. Jacob was elected senior vice president.

(4)	Effective March 17, 2005, Mr. Scilacci was elected senior vice president and chief financial officer of EME. Compensation shown for Mr. Scilacci is that attributable to his EME employment.

(5)

The amounts shown in column (e) represent the amount of reimbursed taxes. Other perquisites provided to each of the named executive officers do not exceed the lesser of $50,000 or 10% of the named executive officer’s annual salary plus bonus for the applicable year.

(6)	No stock appreciation rights have been awarded.

(7)

The amounts shown in column (g) for 2005 include (i) payment of the 2002 Edison International performance shares, and (ii) the value of the shares of Edison International Common Stock issued in payment of 25% of the deferred stock units awarded in 2001 pursuant to the Edison International Stock Option Retention Exchange Offer.

(8)   The amounts shown in column (h) for 2005 include plan contributions (contributions to the Edison 401(k) Savings Plan and a supplemental plan for eligible participants who are affected by 401(k) Plan participation limits imposed on higher paid individuals by federal tax law), preferential interest (that portion of interest that is considered under the Securities and Exchange Commission rules to be at above-market rates) accrued on deferred compensation and survivor benefits in the following amounts:

Name	Plan Contributions ($)	Preferential Interest ($)	Survivor Benefits* ($)

Theodore F. Craver, Jr.	29,700	119,292	26,613
Raymond W. Vickers	53,012	15,397	25,990
Paul Jacob	32,286	343	10
W. James Scilacci	17,595	14,494	2,734
John P. Finneran, Jr.	30,568	18,356	973

*      Includes the 2005 cost of survivor benefits under the Survivor Benefit Plan, Executive Deferred Compensation Plan, 1985 Deferred Compensation Plan, Survivor Income Continuation Plan, and Supplemental Survivor Income/Retirement Income Plan.

OPTION GRANTS IN 2005

The following table presents information regarding Edison International nonqualified stock options granted during 2005 to the named executive officers listed in the Summary Compensation Table above, pursuant to the Edison International Equity Compensation Plan or Edison International 2000 Equity Plan. No stock appreciation rights were granted to any participant during 2005.

Individual Grants					Grant Date Value
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options Granted(1)(2) (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($ /Sh)	Expiration Date	Grant Date Present Value(3) ($)

Theodore F. Craver, Jr.	100,644	14	31.935	01/02/2015	939,009
	72,000	10	32.710	01/02/2015	688,320
Raymond W. Vickers	35,772	5	31.935	01/02/2015	333,753
Paul Jacob	21,547	3	31.935	01/02/2015	201,034
W. James Scilacci	24,783	3	31.935	01/02/2015	231,225
John P. Finneran, Jr.	18,503	3	31.935	01/02/2015	172,633

(1)   Seventy-five percent of each named executive officer’s annual long-term incentive compensation for 2005 was awarded in the form of Edison International nonqualified stock options and dividend equivalents. The remaining portion of the named executive officer’s long-term incentive compensation for 2005 was awarded in the form of Edison International performance shares as set forth below in the table entitled “Long-Term Incentive Plan Awards in Last Fiscal Year.” Each Edison International stock option granted in 2005 may be exercised to purchase one share of Edison International Common Stock at an exercise price equal to the fair market value of the underlying common stock on the date the Edison International stock option was granted. Edison International will substitute cash awards to the extent necessary to pay required tax withholding or any governmental levies.

(2)   The Edison International stock options and dividend equivalents are subject to a four-year vesting period with one-fourth of the total award vesting and becoming exercisable on January 2, 2006, January 2, 2007, January 2, 2008 and January 2, 2009. The awards of Mr. Craver are transferable to a spouse, child or grandchild. If an award holder terminates employment after attaining age 65, after attaining age 55 with five years of service during the vesting period, or after such earlier date that qualifies the holder for retirement under any company retirement plan, the Edison International stock options will continue to vest as scheduled and be exercisable for the full original term, subject to pro rated adjustment for such separations from service occurring within the first year following the grant date. If an award holder terminates employment because of death or permanent and total disability during the vesting period, all unvested Edison International stock options and dividend equivalents will immediately vest and the Edison International stock options may be exercised pursuant to their original terms by the award holder or beneficiary. If an award holder is terminated involuntarily not for cause, one additional year of vesting credit will be applied and the Edison International stock options and dividend equivalents will vest on a pro rata basis. If the award holder is not retirement-eligible, he or she will then have one year to exercise the vested Edison International stock options before they are forfeited, or until the end of the original term if earlier. If employment is terminated other than as described above, unvested Edison International stock options and dividend equivalents are forfeited. Edison International stock options which had vested as of the prior anniversary date of the grant are also forfeited unless exercised within 180 days of the date of termination.

Dividend equivalents in the amount of dividends that would have been paid on the number of shares of common stock covered by the corresponding Edison International stock option will be credited to an account established on behalf of the holder to the extent dividends are declared on Edison International Common Stock during the first five years of the Edison International stock option term. Dividend equivalents accumulate without interest. Dividend equivalents are paid in cash as soon as administratively practical after the vesting dates or, if later, in January after the dividend equivalents are credited, although Edison International has discretion to pay dividend equivalents in shares of Edison International Common Stock. No further dividend equivalents will accrue as to any Edison International stock option once that Edison International stock option is exercised, expires, or otherwise terminates.

Appropriate and proportionate adjustments may be made by the Edison International Compensation and Executive Personnel Committee to outstanding Edison International stock options and dividend equivalents to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits. If Edison International is not the surviving corporation after such a transaction, all Edison International stock options and dividend equivalents then outstanding will vest and be exercisable for a period of two years if Edison International Common Stock remains outstanding, or until the end of their respective terms if earlier. If Edison International Common Stock does not remain outstanding following such a transaction, and the Edison International stock options and dividend equivalents are not assumed by a successor entity, unexercised Edison International stock options and dividend equivalents will be settled in cash.

The Edison International Compensation and Executive Personnel Committee administers the Equity Compensation Plan as to the named executive officers and has sole discretion to determine all terms and conditions of any award, subject to plan limits. It may substitute cash that is equivalent in value to the Edison International stock options and dividend equivalents and, with the consent of the executive, may amend the terms of any award agreement, including the post-termination term, and the vesting schedule.

(3)   The grant date value of each Edison International stock option awarded in January 2005 to the named executive officers was calculated to be $9.33 per option share using the Black-Scholes stock option pricing model. In making this calculation, it was assumed that the exercise period was ten years, the volatility rate was 19.61%, the risk-free rate of return was 4.21%, the average dividend yield was 3.13% and the stock price and exercise price were $31.935. The grant date value of each Edison International stock option awarded in February 2005 to the named executive officers was calculated to be $9.56 per option share using the Black-Scholes stock option pricing model. In making this calculation, it was assumed that the exercise period was ten years, the volatility rate was 19.64%, the risk-free rate of return was 4.22%, the average dividend yield was 3.06% and the stock price and exercise price were $32.71.

AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR-END OPTION VALUES

The following table presents information regarding the exercise of Edison International stock options during 2005 by the named executive officers listed in the Summary Compensation Table above and unexercised stock options held as of December 31, 2005 by the named executive officers. No stock appreciation rights were exercised during 2005 or held at year-end 2005 by any of the named executive officers.

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options at Fiscal Year-End(1) (#)	Value of Unexercised in the-Money Options at Fiscal Year-End(1)(2) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Theodore F. Craver, Jr.	22,300	561,186	235,444 / 329,983	5,364,693 / 5,929,739
Raymond W. Vickers	65,456	1,448,146	17,782 / 105,372	333,211 / 2,171,320
Paul Jacob	32,124	778,269	— / 60,154	— / 1,217,646
W. James Scilacci	29,400	646,653	72,945 / 74,399	1,624,617 / 1,534,238
John P. Finneran, Jr.	—	—	50,487 / 53,633	1,195,189 / 1,101,447

(1)   Each Edison International stock option may be exercised for one share of Edison International Common Stock at an exercise price equal to the fair market value of the underlying common stock on the date the option was granted. Dividend equivalents on outstanding Edison International stock options issued prior to 2000 and after 2002 accrue to the extent dividends are declared on Edison International Common Stock. The option terms for current year awards are discussed in footnote (2) in the table above entitled “Option Grants in 2005.”

(2)   Edison International stock options are treated as in-the-money if the fair market value of the underlying stock at December 31, 2005 exceeded the exercise price of the Edison International stock options. The dollar amounts shown for the Edison International stock options are the differences between (i) the fair market value of the Edison International Common Stock underlying all unexercised in-the-money options at year-end 2005 and (ii) the exercise prices of those Edison International stock options.

The aggregate value at year-end 2005 of all accrued dividend equivalents for the named executive officers was:

Vested/Unvested $ / $

Theodore F. Craver, Jr.	495,311 / 462,266
Raymond W. Vickers	24,430 / 157,067
Paul Jacob	— / 91,250
W. James Scilacci	124,324 / 114,094
John P. Finneran, Jr.	55,831 / 81,192

LONG-TERM INCENTIVE PLAN
AWARDS IN LAST FISCAL YEAR

The following table presents information regarding Edison International performance shares granted during 2005 to the named executive officers listed in the Summary Compensation Table above.

			Estimated Future Payouts Under Non- Stock Price-Based Plans(2)
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (1) (#)	Performance or Other Period Until Maturation or Payout	Threshold (#)	Target (#)	Maximum (#)

Theodore F. Craver, Jr.	16,802	3 years	4,201	16,802	50,406
Raymond W. Vickers	3,484	3 years	871	3,484	10,452
Paul Jacob	2,099	3 years	525	2,099	6,297
W. James Scilacci	2,414	3 years	604	2,414	7,242
John P. Finneran, Jr.	1,802	3 years	451	1,802	5,406

(1)   Twenty-five percent of each named executive officer’s annual long-term incentive compensation for 2005 was awarded in the form of Edison International performance shares (Performance Shares). The remaining portion of the named executive officer’s long-term incentive compensation for 2005 was awarded in the form of Edison International stock options and dividend equivalents as set forth above in the table entitled “Option Grants in 2005.”

Performance Shares are stock-based units with each unit worth one share of Edison International Common Stock, payment of which is subject to a three-year performance measure based on the percentile ranking of Edison International total shareholder return compared to the total shareholder return for each stock comprising the Philadelphia Utility Index, adjusted to delete AES Corporation and to add Sempra Energy. A target number of contingent Performance Shares was awarded. Dividend equivalents included with these grants are described below. The Performance Shares cannot be voted or sold. One-half of any earned Performance Shares will be paid in Edison International Common Stock under the Equity Compensation Plan, and one-half will be paid in cash equal to the value of such stock outside of the plan, although Edison International has discretion to pay all Performance Shares in stock. The payment will be based on the average of the New York Stock Exchange high and low prices of Edison International Common Stock on December 31, 2007, subject to the named executive officer continued employment by EME through that date. If an award holder terminates employment after attaining age 65, after attaining age 55 with five years of service during the performance period, or after such earlier date that qualifies the holder for retirement under any company retirement plan, the Performance Shares will continue to vest as scheduled, subject to prorated adjustment for such separations from service occurring within the first year following the grant date. If an award holder terminates employment because of death or permanent and total disability during the performance period, the Performance Shares will remain eligible to vest on a pro rata basis. If an award holder is terminated involuntarily not for cause, the Performance Shares will remain eligible to vest on a pro rata basis, and one additional year of vesting credit will be applied. If employment is terminated during the performance period other than as described above, unvested Performance Shares are forfeited. The Performance Shares are not transferable, but a beneficiary may be designated in the event of death. Edison International will substitute cash awards to the extent necessary to pay required tax withholding or any government levies, and has reserved the right to substitute cash awards substantially equivalent in value to the Performance Shares.

Dividend equivalents in the amount of dividends that would have been paid on the number of shares of common stock covered by the corresponding target number of Performance Shares will be credited to an account established on behalf of the holder to the extent dividends are declared on Edison International Common Stock. The dividend equivalents accumulate without interest and will be paid in cash following the end of the performance period when the Performance Shares are paid although Edison International has discretion to pay dividend equivalents in shares of Edison International Common Stock. The dividend equivalents paid will be adjusted upward or downward at the time of payment to correlate with the actual number of Performance Shares paid based on the Edison International total shareholder return percentile ranking. In the event of a termination of the award holder’s employment during the performance period, the dividend equivalents will be subject to the rules applicable to Performance Shares described above.

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

PENSION PLAN TABLE(1)

The following table presents estimated gross annual benefits(2) payable upon retirement at age 65 to the named executive officers listed in the Summary Compensation Table above in the remuneration and years of service classifications indicated.

Annual	Years of Service
Remuneration	10	15	20	25	30	35	40
$200,000	$50,000	$67,500	$85,000	$102,500	$120,000	$130,000	$140,000
250,000	62,500	84,375	106,250	128,125	150,000	162,500	175,000
300,000	75,000	101,250	127,500	153,750	180,000	195,000	210,000
350,000	87,500	118,125	148,750	179,375	210,000	227,500	245,000
400,000	100,000	135,000	170,000	205,000	240,000	260,000	280,000
450,000	112,500	151,875	191,250	230,625	270,000	292,500	315,000
500,000	125,000	168,750	212,500	256,250	300,000	325,000	350,000
550,000	137,500	185,625	233,750	281,875	330,000	357,500	385,000
600,000	150,000	202,500	255,000	307,500	360,000	390,000	420,000
650,000	162,500	219,375	276,250	333,125	390,000	422,500	455,000
700,000	175,000	236,250	297,500	358,750	420,000	455,000	490,000
750,000	187,500	253,125	318,750	384,375	450,000	487,500	525,000
800,000	200,000	270,000	340,000	410,000	480,000	520,000	560,000
850,000	212,500	286,875	361,250	435,625	510,000	552,500	595,000
900,000	225,000	303,750	382,500	461,250	540,000	585,000	630,000
950,000	237,500	320,625	403,750	486,875	570,000	617,500	665,000

(1)

The annual pension benefit estimates are based on the terms of the retirement plan, a qualified defined benefit employee retirement plan, and the executive retirement plan, a non qualified supplemental executive retirement plan, currently covering EME’s executive officers with the following assumptions: (i) the qualified retirement plan will be maintained, (ii) optional forms of payment which reduce benefit amounts have not been selected, and (iii) any benefits in excess of limits contained in the Internal Revenue Code of 1986 and any incremental benefits not included in the qualified retirement plan will be paid out of the executive retirement plan or an excess benefit plan as unsecured obligations of EME. For purposes of the executive retirement plan, as of December 31, 2005, the years of service completed were: Mr. Craver, 9; Mr. Vickers, 6; Mr. Jacob, 13; Mr. Scilacci, 21; and Mr. Finneran, 6.

(2)

The retirement benefit of the named executive officers at age 65 is determined by a percentage of the executive’s highest 36 months of salary and annual incentive prior to attaining age 65. Compensation used to calculate combined benefits under the plans is based on salary and bonus (excluding special recognition awards) as reported in the table above entitled “Summary Compensation Table.”

The service percentage is based on 1-3/4% per year for the first 30 years of service (52-1/2% upon completion of 30 years of service) and 1% for each year in excess of 30. The named executive officers receive an additional service percentage of 3/4% per year for the first ten years of service (7-1/2% upon completion of ten years of service). The actual benefit is offset by up to 40% of the executive’s primary Social Security benefits and by profit sharing contributions, if any, made by EME to the officers’ 401(k) accounts.

The normal form of benefit is a life annuity with a 50% survivor benefit following the death of the participant. Retirement benefits are reduced for retirement prior to age 61. The amounts shown in the Pension Plan Table above do not reflect reductions in retirement benefits due to the Social Security offset or early retirement.

Compensation of Directors

EME’s directors do not receive any compensation for serving on its board of directors or attending meetings.

Termination of Employment Arrangements

Severance and Change in Control Arrangements

Edison International provides severance benefits and change in control benefits to certain key employees, including all of the named executive officers, under the Edison International Executive Severance Plan (the “Severance Plan”).

Under the Severance Plan, an eligible executive is generally entitled to severance benefits if his or her employment is terminated by his or her employer without cause and other than due to the executive’s disability.

Severance benefits generally include: (1) cash severance benefits consisting of an amount equal to a year’s base salary, an amount equal to a year’s target bonus, and an amount equal to a pro rata portion of the executive’s target bonus for the portion of the calendar year employed prior to severance, (2) an additional year of service credit and an additional year of age credit for the purposes of calculating the executive’s pension benefit under the Executive Retirement Plan, and (3) an additional year of vesting of stock options and dividend equivalents, performance shares and deferred stock units, and certain additional benefits.

Alternatively, a participating executive is generally entitled to enhanced severance benefits if, within a period that starts six months before and ends two years after an event that is deemed a “Change in Control” of Edison International, the executive’s employment is terminated by the employer for any reason other than cause or disability or by the executive for good reason, Edison International or any successor breaches any provision of the Severance Plan, or a successor fails or refuses to assume Edison International’s obligations under the Severance Plan. These enhanced severance benefits generally consist of full vesting of stock options and dividend equivalents, performance shares and deferred stock units in addition to the severance benefits described above. If the executive is the Chief Executive Officer of Edison International, Southern California Edison Company, EME or Edison Capital or the General Counsel or Chief Financial Officer of Edison International within the twelve months preceding his or her termination date, then the severance benefits are subject to further enhancement, and generally consist of a cash severance benefit amounting to three years’ worth of base salary and target bonus, the prorated target bonus for the year in which termination occurs, three years of service and age credit under the Executive Retirement Plan, and enhancements to certain additional benefits. If the executive is a senior vice president or higher-ranking officer of Edison International, Southern California Edison Company, EME or Edison Capital (but not one of the officers listed above) within the twelve months preceding his termination date, the enhancement to the severance benefits generally includes a cash severance benefit amounting to two years’ worth of base salary and target bonus, the prorated target bonus for the year in which termination occurs, two years of service and age credit under the Executive Retirement Plan, and enhancements to certain additional benefits.

The Severance Plan also provides that if, following a Change in Control, excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended, apply to payments made under the Severance Plan or other plans or agreements, the executive will be entitled to receive an additional payment (net of income, employment and excise taxes) to compensate the executive for any excise tax imposed.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of EME determines the executive compensation arrangements for EME’s executive officers. Mr. Craver is an officer and employee of EME, and also is an EME director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

Set forth below is certain information regarding each person who is known to EME to be the beneficial owner of more than five percent of EME’s common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, no par value	Mission Energy Holding Company 2600 Michelson Drive, Suite 1700 Irvine, California 92612	100 shares held directly and with exclusive voting and investment power	100%

Changes in Control

On June 8, 2001, Edison International created MEHC as a wholly owned indirect subsidiary. MEHC’s principal asset is EME’s common stock. In July 2001, MEHC issued $800 million of 13.50% senior secured notes due 2008. Concurrently with the consummation of the offering of its senior secured notes, MEHC borrowed $385 million under a term loan ($100 million of the term loan was repaid in July 2004 and the remaining $285 million of the term loan was repaid in January 2005). The senior secured notes are secured by a first priority security interest in EME’s common stock. Any foreclosure on the pledge of EME’s common stock by the holders of the senior secured notes would result in a change in control of EME.

Management

The following table shows the number of shares of Edison International Common Stock owned as of December 31, 2005, except as otherwise noted, by each of the directors of EME, each of the named executive officers of EME listed in the Summary Compensation Table in Item 11 and all EME directors and executive officers as a group. The table includes shares that can be acquired through March 1, 2006, through the exercise of stock options.

Name of Beneficial Owner	Stock Options(1)	Shares of Common Stock (2)	Total Shares Beneficially Owned as of December 31, 2005(3)(4)
Jacob A. Bouknight, Jr.	69,019	15,000	84,019
Thomas R. McDaniel	530,772	110,926	641,698
Theodore F. Craver, Jr.	539,353	125,734	665,087
Raymond W. Vickers	111,398	52,838	164,236
Paul Jacob	54,054	12,743	66,797
W. James Scilacci	139,349	33,558	172,907
John P. Finneran	98,254	3,886	102,140
All directors and executive officers as a group (10 individuals)	1,726,359	406,468	2,132,827

(1)

Includes options that became exercisable on January 2, 2006, and shares which can be acquired or paid on an accelerated basis due to retirement, death, disability, resignation, or involuntary termination of employment without cause.

(2)

Includes (i) shares held directly by the individual and/or in the name of a spouse, minor child, or certain other relatives, (ii) Edison 401(k) Savings Plan shares for which instructions not received from any plan participant may be voted by the Edison International stock fund investment manager as it chooses and (iii) shares held in family trusts, 401(k) plans and foundations that may not be deemed beneficially owned under Section 16 of the Securities Exchange Act of 1934. Except as follows, each individual has sole voting and investment power:

Shared voting and sole investment power:
Thomas R. McDaniel—10,012; Raymond W. Vickers—1,526; Paul Jacob—2,237; W. James Scilacci—20,984; John P. Finneran—46; and all directors and executive officers as a group—50,483.

Shared voting and shared investment power:
Thomas R. McDaniel—63,641; Jacob A. Bouknight, Jr.—15,000; Theodore F. Craver, Jr. —84,389; W. James Scilacci—525; and all directors and executive officers as a group—177,520.

(3)	Includes shares listed in first two columns.

(4)

The number of shares shown for each individual, and for the directors and executive officers as a group, constitute, in each case, less than 1% of the outstanding shares of Edison International Common Stock, as computed under SEC rules.

Equity Compensation Plans

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because EME has no compensation plans under which equity securities of EME are authorized for issuance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY

By:	/s/ W. James Scilacci
W. James Scilacci Senior Vice President and Chief Financial Officer

Date:	March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore F. Craver, Jr.
Theodore F. Craver, Jr.	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2006

/s/ Mark C. Clarke
Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 20, 2006

/s/ Thomas R. McDaniel
Thomas R. McDaniel	Director	March 20, 2006

/s/ Jacob A. Bouknight, Jr.
Jacob A. Bouknight, Jr.	Director	March 20, 2006