Form 10-Q
period 2007-06-30
EDISON MISSION ENERGY
filed 2007-08-09
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

        Number of shares outstanding of the registrant's Common Stock as of August 9, 2007: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46(R)	Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities"
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
ISO	independent system operator
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NOx	nitrogen oxide
NYISO	New York Independent System Operator

ii

PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues	$570	$463	$1,243	$977
Operating Expenses
Fuel	152	142	328	291
Plant operations	181	155	313	279
Plant operating leases	44	44	88	88
Depreciation and amortization	41	36	76	71
Gain on sale of assets	—	(1)	—	(5)
Administrative and general	45	33	84	64

Total operating expenses	463	409	889	788

Operating income	107	54	354	189

Other Income (Expense)
Equity in income from unconsolidated affiliates	54	46	80	71
Dividend income	10	1	11	1
Interest income	22	23	46	43
Interest expense	(69)	(73)	(129)	(145)
Loss on early extinguishment of debt	(160)	(143)	(160)	(143)
Other income (expense), net	1	9	—	17

Total other income (expense)	(142)	(137)	(152)	(156)

Income (loss) from continuing operations before income taxes	(35)	(83)	202	33
Provision (benefit) for income taxes	(16)	(40)	68	1

Income (Loss) From Continuing Operations	(19)	(43)	134	32
Income from operations of discontinued subsidiaries, net of tax (Note 5)	2	4	5	77

Net Income (Loss)	$(17)	$(39)	$139	$109

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$(17)	$(39)	$139	$109
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of income tax effect	—	(2)	—	(2)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $30 and $45 for the three months and $(85) and $172 for the six months ended June 30, 2007 and 2006, respectively	48	67	(121)	253
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(7) and $(12) for the three months and $(19) and $8 for the six months ended June 30, 2007 and 2006, respectively	10	17	25	(12)

Other comprehensive income (loss)	58	82	(96)	239

Comprehensive Income	$41	$43	$43	$348

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$641	$1,213
Short-term investments	317	558
Accounts receivable—trade	215	178
Receivables from affiliates	150	51
Inventory	164	158
Derivative assets	146	272
Margin and collateral deposits	178	69
Deferred taxes	37	—
Prepaid expenses and other	93	96

Total current assets	1,941	2,595

Investments in Unconsolidated Affiliates	382	367

Property, Plant and Equipment	4,506	4,272
Less accumulated depreciation and amortization	1,007	981

Net property, plant and equipment	3,499	3,291

Other Assets
Deferred financing costs	43	45
Long-term derivative assets	95	114
Restricted cash	62	91
Rent payments in excess of levelized rent expense under plant operating leases	668	556
Long-term margin and collateral deposits	14	4
Other long-term assets	410	187

Total other assets	1,292	997

Total Assets	$7,114	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2007	December 31, 2006
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$27	$67
Payables to affiliates	9	6
Book overdrafts	20	2
Accrued liabilities	237	270
Derivative liabilities	63	82
Interest payable	36	28
Deferred taxes	—	59
Current maturities of long-term obligations	112	132

Total current liabilities	504	646

Long-term obligations net of current maturities	3,845	3,035
Deferred taxes and tax credits	378	347
Deferred revenues	64	61
Long-term derivative liabilities	53	9
Other long-term liabilities	544	523

Total Liabilities	5,388	4,621

Minority Interest	45	47

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of June 30, 2007 and December 31, 2006	64	64
Additional paid-in capital	1,257	2,174
Retained earnings (Note 1)	355	243
Accumulated other comprehensive income	5	101

Total Shareholder's Equity	1,681	2,582

Total Liabilities and Shareholder's Equity	$7,114	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$139	$109
Less: Income from discontinued operations	(5)	(77)

Income from continuing operations, net	$134	$32
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(79)	(71)
Distributions from unconsolidated affiliates	53	88
Depreciation and amortization	83	76
Deferred taxes and tax credits	(3)	42
Gain on sale of assets	—	(4)
Loss on early extinguishment of debt	160	143
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	(119)	363
Decrease (increase) in receivables	(130)	3
Increase in inventory	(6)	(63)
Decrease in prepaid expenses and other	29	10
Increase in rent payments in excess of levelized rent expense	(112)	(112)
Decrease in accounts payable and other current liabilities	(83)	(36)
Increase (decrease) in interest payable	9	(21)
Decrease (increase) in derivative assets and liabilities	7	(26)
Other operating—assets	—	(1)
Other operating—liabilities	25	(26)

Operating cash flow from continuing operations	(32)	397
Operating cash flow from discontinued operations	5	82

Net cash provided by (used in) operating activities	(27)	479

Cash Flows From Financing Activities
Borrowings on long-term debt	2,905	1,315
Payments on long-term debt agreements	(2,117)	(1,293)
Cash dividends to parent	(925)	(12)
Payments to affiliates related to stock-based awards	(28)	(9)
Excess tax benefits related to stock option exercises	9	4
Premium paid on extinguishment of debt and financing costs	(161)	(153)

Net cash used in financing activities	(317)	(148)

Cash Flows From Investing Activities
Capital expenditures	(244)	(118)
Proceeds from return of capital and loan repayments	6	—
Purchase of interest of acquired companies	(23)	(18)
Proceeds from sale of interest in projects	—	43
Purchase of short-term investments	(30)	(173)
Maturities and sales of short-term investments	270	97
Decrease (increase) in restricted cash	30	(12)
Proceeds from (investments in) other assets	(237)	23

Net cash used in investing activities	(228)	(158)

Net increase (decrease) in cash and cash equivalents	(572)	173
Cash and cash equivalents at beginning of period	1,213	1,155

Cash and cash equivalents at end of period	$641	$1,328

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Short-term Investments

        At June 30, 2007 and December 31, 2006, EME had classified all marketable debt securities as held-to-maturity and carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Commercial paper	$269	$417
Certificates of deposit	47	141
Corporate bonds	1	—

Total	$317	$558

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

        EME accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Investment and energy tax credits are deferred and amortized over the term of the power purchase agreement of the respective project. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 7—Income Taxes.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Coal and fuel oil	$118	$112
Spare parts, materials and supplies	46	46

Total	$164	$158

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. EME adopted FIN No. 48 effective January 1, 2007. EME recorded a cumulative-effect adjustment that decreased retained earnings by $1 million upon adoption of FIN No. 48.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME's consolidated financial statements for the six months ended June 30, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME will adopt FIN No. 39-1 on January 1, 2008. Adoption of this position will result in netting a portion of margin and cash collateral deposits with derivative liabilities on EME's consolidated balance sheets, but will have no impact on EME's consolidated statements of income (loss).

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME will adopt SFAS No. 157 on January 1, 2008. EME is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME will adopt SFAS No. 159 on January 1, 2008. EME is currently evaluating whether it will opt to report any financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements.

Stock-Based Compensation

        Edison International's stock options, performance shares, deferred stock units and, beginning in 2007, restricted stock units have been granted to EME employees under Edison International's long-term incentive compensation programs. Edison International usually does not issue new common stock for equity awards settled. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of option exercises, performance shares, and restricted stock units. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Deferred stock units granted to management are settled in cash, not stock and represent a liability.

        On April 26, 2007, Edison International's shareholders approved a new incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. No additional awards will be granted under Edison International's prior stock-based compensation plans on or after April 26, 2007, and all future issuances will be made under the new plan. The maximum number of shares of Edison International's common stock that may be issued or transferred pursuant to awards under the new incentive plan is 8.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. As of June 30, 2007, Edison International has approximately 8.4 million shares remaining for future issuance under its stock-based compensation plan. For further discussion, see "Stock-Based Compensation" in Note 6.

Note 2.  Refinancing

Senior Notes Offering

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning on November 15, 2007.

        The senior notes are EME's senior unsecured obligations, ranking equal in right of payment to all EME's existing and future senior unsecured indebtedness, and will be senior to all EME's future subordinated indebtedness. EME's secured debt and its other secured obligations are effectively senior to the senior notes to the extent of the value of the assets securing such debt or other obligations. None of EME's subsidiaries have guaranteed the senior notes and, as a result, all of the existing and future liabilities of EME's subsidiaries are effectively senior to the senior notes.

        EME used the net proceeds of the offering of the senior notes, together with cash on hand, to purchase approximately $587 million of EME's outstanding 7.73% senior notes due 2009, to purchase $999.8 million of Midwest Generation's 8.75% second priority senior secured notes due 2034, to repay the outstanding amount ($327.8 million) of Midwest Generation's senior secured term loan facility, and to make a dividend payment of $899 million to MEHC which enabled MEHC to purchase $795.7 million of its 13.5% senior secured notes due 2008. The net proceeds of the offering of the senior notes, together with cash on hand, were also used to pay related tender premiums, consent fees, and accrued interest. EME recorded a total pre-tax loss of approximately $160 million (approximately $98 million after tax) on early extinguishment of debt during the second quarter of 2007.

Redemption of MEHC Senior Secured Notes

        On June 25, 2007, MEHC redeemed in full its senior secured notes. As a result of the redemption, EME is no longer subject to financial and investment restrictions that were contained in the indenture pursuant to which the senior secured notes were issued. Following the redemption, MEHC no longer files reports with the U.S. Securities and Exchange Commission.

Credit Agreement Amendments

        On May 7, 2007, EME amended its existing $500 million secured credit facility, increasing the total borrowings available thereunder to $600 million.

        On June 29, 2007, Midwest Generation completed a refinancing of indebtedness by amending and restating its existing credit facility. The refinancing provided, among other things, for: (a) the option to extend the maturity of the working capital facility by up to two years, subject to the satisfaction of enumerated conditions, (b) the option to grant first or second priority liens to eligible hedge counterparties, (c) the release of collateral in the event that the unsecured debt of Midwest Generation is rated investment grade, (d) a reduction in the interest rate applicable to the working capital facility, and (e) a modification of covenants, including the incurrence of indebtedness covenant and the financial covenants. The refinancing also eliminates the term loan facility.

        After giving effect to the refinancing, the working capital facility interest rate was lowered to LIBOR + 0.55% from LIBOR + 1.50%. The working capital facility matures in 2012, with an option to extend for up to two years. Also, as part of the refinancing, Midwest Generation's financial covenants were modified, with its debt to capitalization ratio to be no greater than 0.60 to 1.

        Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties. As of June 30, 2007, $32.6 million had been utilized under the working capital facility.

Note 3.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$111	$(10)	$101
Current period change	(96)	—	(96)

Balance at June 30, 2007	$15	$(10)	$5

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2007, included unrealized gains on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. The decrease in unrealized gains during the six months ended June 30, 2007 resulted from an increase in market prices for power.

        As EME's hedged positions for continuing operations are realized, approximately $37 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of approximately $9 million and $6 million during the second quarters of 2007 and 2006, respectively, and $10 million and $17 million during the six months ended June 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in operating revenues in EME's consolidated income statements.

Note 4.  Variable Interest Entities

        U.S. Wind Force is a development stage enterprise formed to develop wind projects in West Virginia, Pennsylvania and Maryland. In December 2006, a subsidiary of EME entered into a loan agreement with U.S. Wind Force to fund the redemption of a membership interest held by another party, repayment of loans, distributions to equity holders and future development of wind projects. In accordance with FIN 46(R), EME determined that it is the primary beneficiary and, accordingly, EME consolidated U.S. Wind Force at December 15, 2006. At June 30, 2007, the assets consolidated included $17 million of intangible assets, primarily related to project development rights, and are classified as part of other long-term assets in EME's consolidated balance sheet. As project development is completed, the project development rights will be considered part of property, plant and equipment and depreciated over the estimated useful lives of the respective projects.

        EME completed a review of the application of FIN 46(R) to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of June 30, 2007, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $336 million as of June 30, 2007.

Note 5.  Discontinued Operations

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of a default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006, £9 million (approximately $16 million) in April 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was none and $10 million for the second quarters of 2007 and 2006, respectively, and $5 million and $83 million for the six months ended June 30, 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

Summarized Financial Information for Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Income before income taxes and minority interest	5	7	11	119
Provision for income taxes	3	3	6	42
Income from operations of discontinued foreign subsidiaries	2	4	5	77

Note 6.  Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $14 million to its pension plans in 2007. As of June 30, 2007, approximately $1 million in contributions have been made. EME continues to expect to contribute approximately $13 million to its pension plans in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$4	$4	$8	$9
Interest cost	2	2	5	4
Expected return on plan assets	(2)	(1)	(4)	(3)

Total expense	$4	$5	$9	$10

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $1 million to its postretirement benefits other than pensions in 2007. As of June 30, 2007, $0.4 million in contributions have been made. EME continues to expect to contribute $0.6 million to its postretirement benefits other than pensions in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	1	1	2	2
Amortization of unrecognized prior service credit	(1)	(1)	(1)	(1)
Amortization of net actuarial loss	1	1	1	1

Total expense	$1	$1	$3	$3

Stock-Based Compensation

        Total stock-based compensation expense (reflected in the caption "Administrative and general" on the consolidated statements of income) was $4 million and $2 million for the second quarters of 2007 and 2006, respectively, and $6 million and $4 million for the six months ended June 30, 2007 and 2006, respectively. The income tax benefit recognized in the income statement was $2 million and $1 million for the second quarters of 2007 and 2006, respectively, and $2 million and $2 million for the six months ended June 30, 2007 and 2006, respectively.

Stock Options

        A summary of the status of Edison International's stock options granted to EME employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,014,145	$25.52
Granted	368,735	$47.61
Transferred to affiliates	3,305	$43.04
Forfeited	(15,441)	$44.23
Exercised	(762,473)	$19.97

Outstanding at June 30, 2007	2,608,271	$30.17	7.15

Vested and expected to vest at June 30, 2007	2,504,632	$29.82	7.10	$60,480,604

Exercisable at June 30, 2007	1,322,014	$23.39	6.23	$40,423,883

        Stock options granted in 2007 do not accrue dividend equivalents.

        The amount of cash used by Edison International to settle stock options exercised by EME employees was $11 million and $6 million for the quarters ended June 30, 2007 and 2006, respectively, and $44 million and $19 million for the six months ended June 30, 2007 and 2006, respectively. Cash received by Edison International from options exercised by EME employees was $4 million and $3 million for the quarters ended June 30, 2007 and 2006, respectively, and $18 million and $8 million for the six months ended June 30, 2007 and 2006, respectively. The estimated tax benefit from options exercised was $9 million and $4 million for the six months ended June 30, 2007 and 2006, respectively.

Note 7.  Income Taxes

        EME's income tax provision from continuing operations was $68 million and $1 million for the six months ended June 30, 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the six months ended June 30, 2007 and 2006, EME recognized $12 million and $9 million, respectively, of production tax credits related to wind projects and $7 million and $3 million, respectively, related to estimated state income tax benefits allocated from Edison International.

        The total amount of unrecognized tax benefits (excluding the effect of federal income taxes on unrecognized state tax benefits) was $147 million and $140 million as of June 30, 2007 and the date of adoption of FIN No. 48, respectively. The change results from positions expected to be taken for 2007. The total amount of unrecognized tax benefits as of June 30, 2007 and the date of adoption that, if recognized, would affect the effective tax rate was $126 million and $119 million, respectively.

        The total amount of accrued interest and penalties was $47 million and $41 million as of June 30, 2007 and the date of adoption, respectively. The total amount of interest expense and penalties recognized in income tax expense was $1 million and $2 million for the quarters ended June 30, 2007 and 2006, respectively, and $6 million and $4 million for the six months ended June 30, 2007 and 2006, respectively.

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

Note 8.  Commitments and Contingencies

Contractual Obligations

Long-term Debt

        EME's long-term debt maturities as of June 30, 2007 for the remainder of 2007 and the following four years were (in millions):

July through December 2007	$104
2008	17
2009	25
2010	12
2011	13

        These amounts have been updated primarily to reflect EME's financing activities completed during the second quarter of 2007. See Note 2—Refinancing.

Commitments

Capital Improvements

        At June 30, 2007, EME's subsidiaries had firm commitments to spend approximately $229 million during the remainder of 2007 and $24 million in 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation systems and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At June 30, 2007, EME had entered into agreements with vendors securing 669 wind turbines (1,414 MW) with remaining commitments of $382 million in 2007, $534 million in 2008, and $426 million in 2009. At June 30, 2007, EME had recorded wind turbine deposits of $262 million included in other long-term assets in its consolidated balance sheet.

        In addition, EME had entered into an agreement to purchase five gas turbines and related equipment for an aggregate purchase price of approximately $145 million. In June 2007, EME entered into a change order agreement with the seller of the turbines reducing the number of gas turbines to four with a remaining commitment of $26 million at June 30, 2007. In addition, EME recorded $21 million included in prepaid expenses and other in its consolidated balance sheet with respect to a refund of the turbine payments. Subsequent to June 30, 2007, EME entered into additional change order agreements reducing the number of gas turbines to one. EME expects to receive refunds totaling $92 million during the third quarter of 2007 with respect to the four turbines.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments during the first six months of 2007. These additional commitments are currently estimated to be $6 million for the remainder of 2007, $208 million in 2008, $153 million in 2009, and $77 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first six months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $8 million for the remainder of 2007, $110 million for 2008, $75 million for 2009, and $77 million for 2010.

Standby Letters of Credit

        At June 30, 2007, standby letters of credit aggregated $83 million and were scheduled to expire as follows: $16 million in 2007 and $67 million in 2008.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 179 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2007. Midwest Generation had recorded a $64 million liability at June 30, 2007 related to this matter.

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

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2007, EME had recorded a liability of $94 million related to these matters.

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

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. In addition, a subsidiary of EME has guaranteed the obligations of Sycamore Cogeneration Company under its project power sales agreement to repay capacity payments to the project's power purchaser in the event that the project unilaterally terminates its performance or reduces its electric power producing capability during the term of the power sales agreement. The obligations under the indemnification agreements as of June 30, 2007, if payment were required, would be $89 million. EME has not recorded a liability related to these indemnities.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EME believes that EMMT has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation. EME cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement with the Illinois Attorney General. The settlement is subject to enacting legislation. See Note 10—Subsequent Event for further discussion.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

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

        With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at June 30, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position. See "Note 12. Commitments and Contingencies—Environmental Matters and Regulations" in EME's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of EME's environmental contingencies.

Note 9.  Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash paid
Interest (net of amount capitalized)	$127	$163
Income taxes	152	168
Cash payments under plant operating leases	200	199
Details of assets acquired
Fair value of assets acquired	$29	$29
Liabilities assumed	—	—

        During the first six months of 2007, EME accrued $19 million in connection with the purchase price of wind projects acquired in March 2007 due upon completion of construction. EME subsequently paid $2 million towards the purchase price of the Mountain Wind I project during the second quarter of 2007. During the first six months of 2006, EME accrued $11 million in connection with the purchase price of the Wildorado wind project paid upon completion of the project in April 2007. Also in 2006, EME received a capital contribution of $76 million in the form of ownership interests in a portfolio of wind projects and a small biomass project.

Note 10.  Subsequent Event

Illinois Settlement

        On July 24, 2007, Midwest Generation and its affiliate EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to the passage of legislation which if enacted and signed by the Governor of Illinois will, among other things, establish a new Illinois Power Agency to manage future power procurement for Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26,

2007, but has not yet been signed by the Governor of Illinois. No assurance can be given that the terms of the settlement agreement will be implemented as contemplated or that the legislation necessary for the settlement to become effective will be signed by the Governor of Illinois.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, the Illinois Attorney General has agreed to file motions to dismiss auction-related complaints filed at the FERC, the Illinois Commerce Commission and in the Illinois courts.

        Subject to the foregoing, Midwest Generation plans to make a payment of $7.5 million within ten business days after the settlement becomes effective (or on such later date as the Illinois Attorney General may specify in writing), followed by monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, as further described in the rate relief package and related agreements, Illinois imposes an electric rate freeze or an additional tax on generators.

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

  •
  project development risks, including those related to siting, financing, construction, permitting, and governmental approvals;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2006, and as compared to the second quarter of 2006 and six months ended June 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2006.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

Management's Overview

Results of Operations

        Net income (loss) is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Income (loss) from continuing operations	$(19)	$(43)	$134	$32
Income from discontinued operations	2	4	5	77

Net Income (Loss)	$(17)	$(39)	$139	$109

        Income (loss) from continuing operations during the second quarters of 2007 and 2006, and six months ended June 30, 2007 and 2006 included a $98 million and $88 million, respectively, loss on early extinguishment of debt. EME's improvement in income (loss) from continuing operations during the second quarter of 2007 and six months ended June 30, 2007 was primarily attributable to an increase in energy margins at the Illinois Plants driven by higher generation and energy prices. The year to date improvement was also due to higher wholesale energy margins at the Homer City facilities mainly due to higher energy prices and generation.

        EME's income from discontinued operations during the second quarter of 2006 and six months ended June 30, 2007 and 2006, net of tax, was primarily related to distributions authorized by the liquidators of the Lakeland power project. The activities of the Lakeland liquidator are near completion and substantially all the distributions from the Lakeland project have been made.

Business Development

        EME has undertaken a number of activities in 2007 with respect to wind projects, including the following:

  •
  In March 2007, EME acquired three wind projects in development in Utah and Wyoming totaling 212 MW. One of the projects, the 61 MW Mountain Wind I project, commenced construction during the second quarter of 2007 with completion scheduled during the first quarter of 2008. The estimated capital cost of this project, excluding capitalized interest, is $104 million. The project plans to sell electricity to PacifiCorp under a 20-year power purchase agreement. The other two projects are in preliminary stages of development.

  •
  In March 2007, EME acquired the remaining membership interests in two wind projects, totaling 67 MW, under development in Pennsylvania. Construction of these projects commenced during the second quarter of 2007 with completion scheduled during the first quarter of 2008. The estimated capital cost, excluding capitalized interest, is $121 million. The 29 MW Forward project plans to sell electricity to Constellation New Energy under a 10-year power purchase agreement. The 38 MW Lookout project plans to sell electricity into PJM as a merchant wind generator.

  •
  In March 2007, EME purchased from Mitsubishi Power Systems Americas, Inc. wind turbines and related services and warranties for an aggregate purchase price of approximately $256 million with deliveries scheduled for 2008 and 2009. EME also made a reservation fee payment of $8 million for additional turbines for 2009 delivery. In June 2007, EME exercised its option to acquire 83 turbines (totaling 199 MW) for 2008 and 2009 delivery. The aggregate purchase price for these turbines and related services and warranties was approximately $248 million (a portion of which is denominated in Japanese yen and subject to exchange rate fluctuations).

  •
  In April 2007, EME acquired six projects in development in Texas and Oklahoma totaling 700 MW. These projects are in various stages of development with target completion dates of 2008 through 2010. The purchase price for these projects is comprised of an initial payment and subsequent payments tied to milestones and adjustments based on EME's projected internal rate of return in individual projects. Completion of development of these projects is dependent on a number of items, including, among other things, obtaining power sales agreements, and in certain cases, permits and interconnection agreements.

  •
  In June 2007, EME acquired a 99.9% interest in a 20 MW wind project under development in Minnesota. Construction of this project commenced in May 2007 with completion scheduled during the first quarter of 2008. The estimated capital cost, excluding capitalized interest, is $33 million. The project plans to sell electricity to Missouri River Energy Services under a 20-year power purchase agreement.

  •
  In June 2007, EME contracted with Suzlon Wind Energy Corporation for the purchase of 300 wind turbines (totaling 630 MW) together with related services and warranties, for an aggregate purchase price of approximately $698 million with deliveries scheduled for 2008 and 2009.

        As of June 30, 2007, EME had a development pipeline of potential wind projects with an installed capacity of approximately 3,100 MW (the development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive negotiation rights).

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EME participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, EMMT sold net 2,628 MW of capacity from the Illinois Plants and net 786 MW of capacity from the Homer City facilities. The Illinois Plants and the Homer City facilities are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

        In July 2007, EME participated in the auction for the period June 1, 2008 through May 31, 2009. After accounting for previous forward sales of capacity, EMMT sold net 3,283 MW of capacity from the Illinois Plants and net 820 MW of capacity from the Homer City facilities. The Illinois Plants and the Homer City facilities are located in the "Rest of Market" area which had a clearing price of $111.92 per MW-day.

        For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Illinois Settlement

        On July 24, 2007, Midwest Generation and its affiliate EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to the passage of legislation which if enacted and signed by the Governor of Illinois will, among other things, establish a new Illinois Power Agency to manage future power procurement for Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, but has not yet been signed by the Governor of Illinois. No assurance can be given that the terms of the settlement agreement will be implemented as contemplated or that the legislation necessary for the settlement to become effective will be signed by the Governor of Illinois.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, the Illinois Attorney General has agreed to file motions to dismiss auction-related complaints filed at the FERC, the Illinois Commerce Commission and in the Illinois courts.

        Subject to the foregoing, Midwest Generation plans to make a payment of $7.5 million within ten business days after the settlement becomes effective (or on such later date as the Illinois Attorney General may specify in writing), followed by monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, as further described in the rate relief package and related agreements, Illinois imposes an electric rate freeze or an additional tax on generators.

Refinancing

Senior Notes Offering

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning on November 15, 2007. The net proceeds were used, together with cash on hand, to:

  •
  purchase substantially all of EME's outstanding 7.73% senior notes due 2009,

  •
  purchase substantially all of Midwest Generation's 8.75% second priority senior secured notes due 2034,

  •
  repay the outstanding balance of Midwest Generation's senior secured term loan facility ($327.8 million), and

  •
  make a dividend payment of $899 million to MEHC which enabled MEHC to purchase substantially all of its 13.5% senior secured notes due 2008.

Redemption of MEHC Senior Secured Notes

        On June 25, 2007, MEHC redeemed in full its senior secured notes. As a result of the redemption, EME is no longer subject to financial and investment restrictions that were contained in the indenture pursuant to which the senior secured notes were issued. Following the redemption, MEHC no longer files reports with the U.S. Securities and Exchange Commission.

        The refinancing activities improved EME's overall liquidity, operating flexibility and ability to capitalize on growth opportunities. EME recorded a total pre-tax loss of approximately $160 million (approximately $98 million after tax) on early extinguishment of debt during the second quarter of 2007.

Credit Agreement Amendments

        During the second quarter of 2007, EME amended its existing $500 million secured credit facility, increasing the total borrowings available thereunder to $600 million, and Midwest Generation amended and restated its existing $500 million senior secured working capital facility. The changes to the senior secured working capital facility included a reduction in the interest rate, a longer maturity date, and fewer restrictive covenants. Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties.

ERP Initiative

        Progress continued during the first six months of 2007 on preparation for the installation of an enterprise resources planning application from SAP. Procurement and material management systems were implemented for three of the Illinois Plants on July 2, 2007, as well as the EME financial systems. Implementation of human resources systems is scheduled for the second quarter of 2008 as part of an Edison International enterprise-wide project.

Critical Accounting Policies

        For a discussion of EME's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of EME's annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the second quarters of 2007 and 2006 and six months ended June 30, 2007 and 2006 under the following headings:

Page
Results of Continuing Operations	27
Results of Discontinued Operations	35
New Accounting Pronouncements	35

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

        The following section provides a summary of the operating results for the second quarters of 2007 and 2006 and six months ended June 30, 2007 and 2006 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Project Earnings (Losses) Before Income Taxes(1)
Consolidated operations
Illinois Plants	$88	$25	$277	$152
Homer City	38	35	102	33
Energy Trading(2)	36	26	62	55
San Juan Mesa	1	1	3	5
Gain on sale of assets	—	—	—	4
Storm Lake	2	3	4	3
Wildorado	2	—	2	—
Other	1	(1)	3	—
Unconsolidated affiliates
Big 4 projects	45	32	63	55
Sunrise	6	5	4	3
Doga	10	5	14	4
Other	4	2	9	3

	233	133	543	317
Corporate interest income	18	20	38	37
Corporate interest expense	(81)	(64)	(136)	(130)
Corporate administrative and general	(36)	(25)	(68)	(49)
Loss on early extinguishment of debt	(160)	(143)	(160)	(143)
Other income (expense), net	(2)	—	(3)	10

	$(28)	$(79)	$214	$42

(1)
Project earnings are equal to income from continuing operations before income taxes, except with respect to wind projects, which also include production tax credits. Wind project earnings, including the production tax credits set forth in the table below, were $6 million and $4 million for the second quarters of 2007 and 2006, respectively, and $11 million and $9 million for the six months ended June 30, 2007 and 2006, respectively. The project earnings for the wind projects include $7 million and $4 million of production tax credits for the second quarters of 2007 and 2006, respectively, and $12 million and $9 million for the six months ended June 30, 2007 and 2006, respectively. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings (losses) represent a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes under GAAP:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Project earnings (losses)	$(28)	$(79)	$214	$42
Less: Production tax credits	(7)	(4)	(12)	(9)

Income (loss) from continuing operations before income taxes	$(35)	$(83)	$202	$33

(2)
Income from energy trading represents the gains recognized from price changes related to contracts for electricity, fuels and transmission congestion. The overhead cost of energy trading is included in administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$334	$266	$765	$612
Operating Expenses
Fuel	85	72	194	166
Gain on sale of emission allowances(1)	—	—	(4)	(6)
Plant operations	127	115	216	196
Plant operating leases	18	18	37	37
Depreciation and amortization	25	25	50	50
Loss from disposal of assets	1	—	1	—
Administrative and general	6	7	11	12

Total operating expenses	262	237	505	455

Operating Income	72	29	260	157

Other Income (Expense)
Interest income on note receivable from EME	28	28	56	56
Interest expense and other	(12)	(32)	(39)	(61)

Total other income (expense)	16	(4)	17	(5)

Income Before Taxes	$88	$25	$277	$152

Statistics
Generation (in GWh)
Energy only contracts	4,445	5,493	11,143	12,738
Load requirements services contracts(2)	1,681	—	3,613	—

Total	6,126	5,493	14,756	12,738
Aggregate plant performance
Equivalent availability(3)	61.5%	66.0%	74.7%	76.4%
Capacity factor(4)	50.0%	44.8%	60.5%	52.3%
Load factor(5)	81.3%	67.9%	81.1%	68.4%
Forced outage rate(6)	6.0%	7.7%	6.0%	5.0%
Average realized price/MWh
Energy only contracts(7)	$49.04	$46.70	$49.06	$45.85
Load requirements services contracts(8)	$62.58	$—	$62.21	$—
Capacity revenue only (in millions)	$4	$7	$6	$13
Average fuel costs/MWh	$13.82	$13.42	$13.13	$13.14

(1)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $10 million for both the quarter ended and six months ended June 30, 2007. These sales reduced operating expenses. EME eliminated $8 million of intercompany profit during the second quarter of 2007 on emission allowances sold but not yet used by the Homer City facilities at June 30, 2007. In addition, EME recorded $4 million and $6 million of intercompany profit during the first quarters of 2007 and 2006, respectively, on emission allowances sold by the

  Illinois Plants to the Homer City facilities in the fourth quarters of 2006 and 2005, respectively, but not used by the Homer City facilities until the first quarters of 2007 and 2006, respectively.

(2)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007.

(3)
The equivalent availability factor is defined as the number of MWh the coal units are available to generate electricity divided by the product of the capacity of the coal units (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

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

        Earnings from the Illinois Plants increased $63 million and $125 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily due to higher energy revenues resulting from higher generation and average realized energy prices as compared to 2006 and lower interest expense due to the repayment of debt in May 2007. Partially offsetting these increases were higher planned maintenance costs. Earnings for the six months ended June 30, 2007 were also adversely affected by an increase in unrealized losses in 2007 related to hedge contracts described below.

        Included in operating revenues were unrealized gains (losses) of $4 million and $1 million for the second quarters of 2007 and 2006, respectively, and $(18) million and $11 million for the six months ended June 30, 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. At June 30, 2007, unrealized losses of $11 million were recognized primarily from economic hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $28 million for both the second quarters of 2007 and 2006 and $56 million for both the six months ended June 30, 2007 and 2006 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$176	$151	$374	$274
Operating Expenses
Fuel(1)	68	68	140	129
Gain on sale of emission allowances(2)	—	—	—	—
Plant operations	41	28	75	63
Plant operating leases	26	26	51	51
Depreciation and amortization	4	4	7	8
Administrative and general	1	1	2	2

Total operating expenses	140	127	275	253

Operating Income	36	24	99	21

Other Income (Expense)
Interest and other income	2	12	4	13
Interest expense	—	(1)	(1)	(1)

Total other income	2	11	3	12

Income Before Taxes	$38	$35	$102	$33

Statistics
Generation (in GWh)	3,160	2,866	6,453	5,387
Aggregate plant performance
Equivalent availability(3)	83.5%	74.3%	85.0%	73.1%
Capacity factor(4)	76.7%	69.5%	78.7%	65.7%
Load factor(5)	91.8%	93.6%	92.6%	89.9%
Forced outage rate(6)	1.8%	19.9%	3.9%	22.8%
Average realized energy price/MWh(7)	$54.32	$47.38	$56.13	$48.41
Capacity revenue only (in millions)	$7	$4	$13	$6
Average fuel costs/MWh	$21.62	$24.13	$21.72	$24.03

(1)
Included in fuel costs were $6 million and $9 million during the second quarters of 2007 and 2006, respectively, and $12 million and $21 million during the six months ended June 30, 2007 and 2006, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

(2)
The Homer City facilities sold excess NOX emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $6 million in the first quarter of 2006. These sales reduced operating expenses. EME eliminated the intercompany transaction for emission allowances sold but not yet used by the Illinois Plants at June 30, 2006.

(3)
The equivalent availability factor is defined as the number of MWh the coal units are available to generate electricity divided by the product of the capacity of the coal units (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

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

        Earnings from Homer City increased $3 million and $69 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily attributable to higher generation and average realized energy prices and lower SO2 emission allowances as compared to 2006. Partially offsetting these increases were higher maintenance costs in 2007 related to the planned outage at Unit 2 of the Homer City facilities and estimated insurance recovery of approximately $11 million related to the Unit 3 outage recorded during the second quarter of 2006 reflected in other income (expense), net in EME's consolidated statements of income (loss). The Unit 3 outage reduced the amount of generation during the six-month period ended June 30, 2006.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(3) million and $9 million for the second quarters of 2007 and 2006, respectively, and $(2) million and $4 million for six months ended June 30, 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At June 30, 2007, unrealized losses of $13 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Homer City Unit 3 Outage—

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under Homer City's property and business interruption insurance policies. At June 30, 2007, Homer City had recorded a $13 million receivable related to these claims. Resolution of the claims is subject to a number of uncertainties, including computations of the lost profit during the outage period.

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

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges and from ISOs. Earnings from energy trading activities increased $10 million and $7 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increase in earnings from energy trading activities was partially attributable to gains on capacity transactions.

San Juan Mesa

        Earnings from the San Juan Mesa wind project decreased $2 million for the six months ended June 30, 2007, compared to the corresponding period of 2006. The year-to-date decline in earnings was primarily due to a decrease in EME's ownership interest of the San Juan Mesa wind project to 75% from 100% in March 2006. During the first quarter of 2006, EME completed the sale of 25% of its ownership interest in the San Juan Mesa wind project to Citi Renewable Investments I LLC, a wholly owned subsidiary of Citicorp North America, Inc. Proceeds from the sale were $43 million. EME recorded a pre-tax gain on the sale of approximately $4 million during the first quarter of 2006.

Wildorado

        Earnings from the Wildorado wind project were $2 million for both the second quarter of 2007 and six months ended June 30, 2007. EME had no comparable results from the Wildorado wind project in 2006. Commercial operation of the Wildorado wind project commenced during April 2007.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $13 million and $8 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily due to payments received in settlement of claims related to the natural gas purchase contracts during the second quarter of 2007 and a planned outage at the Sycamore Cogeneration plant during the second quarter of 2006. Partially offsetting these increases were lower volumes sold in 2007 for the Kern River project.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $1 million for both the second quarters of 2007 and 2006 and $2 million and $3 million for the six months ended June 30, 2007 and 2006, respectively.

Doga

        Earnings from the Doga project increased $5 million and $10 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily due to the recognition of distributions received from the Doga project. Effective March 31, 2007, EME accounted for its ownership in the Doga project on the cost method (earnings are recognized as cash is distributed from the project).

Other

        Earnings from other unconsolidated affiliates increased $2 million and $6 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 increases in earnings were attributable to an increase in earnings from the Westside projects primarily due to payments received in settlement of claims related to the natural gas purchase contracts and lower maintenance expense, partially offset by lower steam and energy prices.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Interest expense to third parties	$53	$36	$79	$74
Interest expense to Midwest Generation(1)	28	28	57	56

Total corporate interest expense	$81	$64	$136	$130

(1)
Includes interest expense of EMMT related to loans from Midwest Generation for margining.

Interest Expense to Third Parties

        EME's interest expense to third parties increased $17 million and $5 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increase was primarily attributable to $2.7 billion of new debt entered into by EME as part of its refinancing activities in May 2007. Partially offsetting this increase was an increase in capitalized interest of $4 million and $10 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, due to wind projects under construction.

Corporate Administrative and General Expenses

        Administrative and general expenses increased $11 million and $19 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The increase was primarily due to higher development costs incurred in 2007 (mostly related to wind projects) and higher performance-based compensation. See "Management's Overview; Critical Accounting Policies—Management's Overview."

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $160 million for the second quarter of 2007 and six months ended June 30, 2007 related to the early repayment of EME's 7.73% senior notes due June 15, 2009 and Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

        Loss on early extinguishment of debt was $143 million for the second quarter of 2006 and six months ended June 30, 2006 related to the early repayment of EME's 10% senior notes due August 15, 2008 and 9.875% senior notes due April 15, 2011.

Other Income (Expense), Net

        Other income (expense), net decreased $2 million and $13 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 year-to-date decrease was partially attributable to an $8 million gain related to receipt of shares from Mirant Corporation from settlement of a claim recorded during the first quarter of 2006.

Income Taxes

        EME's income tax provision from continuing operations was $68 million and $1 million for the six months ended June 30, 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the six months ended June 30, 2007 and 2006, EME recognized $12 million and $9 million, respectively, of production tax credits related to wind projects and $7 million and $3 million, respectively, related to estimated state income tax benefits allocated from Edison International.

Results of Discontinued Operations

        Income from discontinued operations, net of tax, was $2 million and $4 million for the second quarters of 2007 and 2006, respectively, and $5 million and $77 million during the first six months of 2007 and 2006, respectively, largely attributable to distributions received from the Lakeland project, discussed below.

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006, £9 million (approximately $16 million) in April 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was none and $10 million for the second quarters of 2007 and 2006, respectively, and $5 million and $83 million for the six months ended June 30, 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

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

EME's Liquidity

        At June 30, 2007, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.0 billion, EME had a total of $522 million of available borrowing capacity under its $600 million corporate credit facility, and Midwest Generation had a total of $467 million of available borrowing capacity under its $500 million working capital facility. EME's consolidated debt at June 30, 2007 was $4.0 billion. In addition, EME's subsidiaries had $4.0 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 28 years.

Capital Expenditures

        At June 30, 2007, the three-year estimated capital expenditures by EME's subsidiaries related to existing projects, corporate activities and turbine commitments were as follows:

	July through December 2007	2008	2009
	(in millions)
Illinois Plants
Plant capital expenditures	$11	$45	$26
Environmental expenditures	25	39	66
Homer City Facilities
Plant capital expenditures	11	26	20
Environmental expenditures	6	9	15
Wind and Thermal Projects
Projects under construction	194	—	—
Turbine commitments	408	534	426
Corporate capital expenditures	8	7	7

Total	$663	$660	$560

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

Expenditures for New Projects

        EME expects to make substantial investments in new projects during the next three years. As of June 30, 2007, EME had a development pipeline of potential wind projects with an installed capacity of approximately 3,100 MW (the development pipeline represents potential projects which EME either owns the project rights or has exclusive negotiation rights). Completion of these projects is dependent upon a number of items which may include, depending on the project's status, completion of a power sales agreement, permits, an interconnection agreement or other agreements necessary to start construction. Additional projects may from time to time be added to the development pipeline, and there is no assurance that the projects included in the development pipeline currently or added in the future will lead to the successful completion of a wind project.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities from continuing operations increased $429 million in the first six months of 2007, compared to the first six months of 2006. The 2007 increase was primarily attributable to an increase of $119 million in required margin and collateral deposits in 2007 for EME's hedging and trading activities, compared to a decrease of $363 million in 2006. This change resulted from an increase in forward market prices in 2007 from 2006. The increase was also due to timing of cash receipts and disbursements related to working capital items. Partially offsetting these increases was higher pre-tax income from continuing operations in 2007 compared to 2006.

        Cash provided by operating activities from discontinued operations decreased $77 million in the first six months of 2007, compared to the first six months of 2006. The 2007 decrease reflects higher distributions received in 2006 compared to 2007 from the Lakeland power project. See "Results of Operations—Results of Discontinued Operations—Lakeland Project" for more information regarding these distributions.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations increased $169 million in the first six months of 2007, compared to the first six months of 2006. The 2007 increase was primarily attributable to dividend payments made to MEHC of $925 million in 2007 compared to $12 million in 2006. In May 2007, net proceeds of $2.7 billion were received from EME's issuance of senior notes, which were mostly used to repay $587 million of EME's outstanding senior notes, $999.8 million of Midwest Generation's second priority senior secured notes, $327.8 million of Midwest Generation's senior secured term loan facility. In June 2006, net proceeds of $1 billion were received from EME's issuance of senior notes, which were mostly used to repay $965 million of EME's outstanding senior notes. Tender premiums and related fees paid associated with the foregoing financings were $137 million and $136 million in 2007 and 2006, respectively.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations increased $70 million in the first six months of 2007, compared to the first six months of 2006. The 2007 increase was primarily due to higher capital expenditures and turbine deposits in 2007, compared to 2006, largely related to the wind projects. Mostly offsetting these increases was net maturities and sales of marketable securities of $240 million in the first six months of 2007, compared to net purchases of marketable securities of $76 million in the first six months of 2006. In addition, EME received proceeds of $43 million from the sale of 25% of its ownership interest in the San Juan Mesa project during the first quarter of 2006. EME also paid $11 million and $18 million towards the purchase price of the Wildorado wind project during the second quarter of 2007 and first quarter of 2006, respectively.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at June 30, 2007, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
Midwest Generation	Baa3	BB+	BBB-
EMMT	Not Rated	BB-	Not Rated

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's hedging and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these hedging and trading activities. At June 30, 2007, EMMT had deposited $93 million in cash with brokers in margin accounts in support of futures contracts and had deposited $99 million with counterparties in support of forward energy and transmission contracts. In addition, EME had issued letters of credit of $32 million in support of commodity contracts at June 30, 2007.

        Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2007, if wholesale energy prices increase or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of June 30, 2007 could increase by approximately $260 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At June 30, 2007, Midwest Generation had available $467 million of borrowing capacity under this credit facility. As of June 30, 2007, Midwest Generation had $68 million in loans receivable from EMMT for margin advances. In addition, EME has cash on hand and $522 million of borrowing capacity available under a $600 million working capital facility to provide credit support to subsidiaries. See "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At June 30, 2007, EME had corporate cash and cash equivalents and short-term investments of $745 million to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Six Months Ended June 30,
	2007	2006
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)(1)	$295	$380
EME Homer City (Homer City facilities)	63	—
Holding companies of other consolidated operating projects	4	3
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	28	41
Holding company for Doga project	23	—
Sunrise Power Company	9	7
Holding companies for Westside projects	6	6
Holding companies of other unconsolidated operating projects	2	1

Total Distributions	$430	$438

(1)
Subsequent to June 30, 2007, Edison Mission Midwest Holdings made an additional distribution of $100 million.

(2)
The Big 4 projects consist of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

Intercompany Tax-Allocation Agreement

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. EME made tax-allocation payments to Edison International of $156 million and $162 million during the first six months of 2007 and 2006, respectively.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at June 30, 2007 or for the twelve months ended June 30, 2007:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.24 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.64 to 1

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

Contractual Obligations and Contingencies

Contractual Obligations

Long-term Debt

        EME's long-term principal debt maturities plus interest payments as of June 30, 2007 were $247 million for the remainder of 2007, $299 million in 2008, $305 million in 2009, $290 million in 2010, $291 million in 2011, and $5.7 billion thereafter. These amounts have been updated primarily to reflect EME's financing activities completed during the second quarter of 2007. See "Management's Overview—Refinancing—Senior Notes Offering" for additional details.

Capital Improvements

        At June 30, 2007, EME's subsidiaries had firm commitments to spend approximately $229 million during the remainder of 2007 and $24 million in 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation systems and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At June 30, 2007, EME had entered into agreements with vendors securing 669 wind turbines (1,414 MW) with remaining commitments of $382 million in 2007, $534 million in 2008, and $426 million in 2009.

        In addition, EME had entered into an agreement to purchase five gas turbines and related equipment for an aggregate purchase price of approximately $145 million. In June 2007, EME entered into a change order agreement with the seller of the turbines reducing the number of gas turbines to four with a remaining commitment of $26 million at June 30, 2007. In addition, EME recorded $21 million included in prepaid expenses and other in its consolidated balance sheet with respect to a refund of the turbine payments. Subsequent to June 30, 2007, EME entered into additional change order agreements reducing the number of gas turbines to one. EME expects to receive refunds totaling $92 million during the third quarter of 2007 with respect to the four turbines.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments during the first six months of 2007. These additional commitments are currently estimated to be $6 million for the remainder of 2007, $208 million in 2008, $153 million in 2009, and $77 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first six months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $8 million for the remainder of 2007, $110 million for 2008, $75 million for 2009, and $77 million for 2010.

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

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to enacting legislation. See "Management's Overview—Illinois Settlement" for further discussion.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

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

Air Quality Regulation

Clean Air Act

Illinois—

        The Combined Pollutant Standard, filed on January 5, 2007 in the pending state rulemaking related to the Illinois SIP for the CAIR and previously reported as expected to become final in the spring of 2007, is currently expected to become final in the summer or early fall of 2007. The Illinois Pollution Control Board published a first notice order for the proposed Combined Pollutant Standard and CAIR rules on May 11, 2007. The written comment period, which follows the first notice order, expired on June 25, 2007. The Board published a second notice order on July 26, 2007. The second notice order marks the beginning of review by the Joint Committee on Administrative Rules, the final stage of rulemaking in Illinois.

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison with respect to alleged violations of the Clean Air Act and certain opacity and particulate matter standards. See "—Contractual Obligations and Contingencies—Contingencies—Midwest Generation Potential Environmental Proceeding" for further discussion.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process in October 2007. Although the rule to be generated in the new rulemaking process could have a material impact on EME's operations, its compliance criteria have not yet been finalized, and EME cannot reasonably determine the financial impact at this time.

Pennsylvania

        EME Homer City and the Pennsylvania Department of Environmental Protection have entered into a consent order and agreement related to selenium discharge, which was filed in Pennsylvania state court on July 17, 2007. Under the consent order and agreement, EME Homer City agreed to pay a civil penalty of $200,000 and to install modifications to its wastewater system to achieve consistent compliance with discharge limits. Until the pilot programs have been completed and the treatment system design has been finalized, EME will be unable to estimate the costs for ongoing treatment.

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

Hedging Strategy

        To reduce its exposure to market risk, EME hedges a portion of its merchant portfolio risk through EMMT, an EME subsidiary engaged in the power marketing and trading business. To the extent that EME does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services including the delivery of a bundled product including, but not limited to, energy, transmission, capacity, and ancillary services, generally for a fixed unit price, and

  •
  participation in capacity auctions.

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

        In the case of hedging transactions related to the generation and capacity of the Illinois Plants, Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for these hedging transactions entered into by EMMT under an energy services agreement between Midwest Generation and EMMT. Utilization of this credit facility in support of hedging transactions provides additional liquidity support for implementation of EME's contracting strategy for the Illinois Plants. In addition, Midwest Generation is permitted to grant liens on its property in support of hedging transactions associated with the Illinois Plants. In the case of hedging transactions related to the generation and capacity of the Homer City facilities, credit support is provided by EME pursuant to intercompany arrangements between it and EMMT. See "—Credit Risk" below.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50
April	48.91	43.16
May	44.49	39.96
June	39.76	34.80

Six-Month Average	$44.60	$40.89

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2007:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2007
July	$45.87
August	50.61
September	37.31
October	36.18
November	38.48
December	44.63
2008 Calendar "strip"(2)	$46.09

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2007:

	2007	2008	2009
Energy Only Contracts(1)
MWh	8,250,150	10,837,600	2,048,000
Average price/MWh(2)	$48.07	$61.38	$60.00
Load Requirements Services Contracts
Estimated MWh(3)	4,071,803	5,613,433	1,631,859
Average price/MWh(4)	$64.35	$64.01	$63.65
Total estimated MWh	12,321,953	16,451,033	3,679,859

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

(4)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load-serving entity. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first six months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30
April	52.42	48.50	58.74	49.92
May	48.12	44.71	53.89	48.55
June	45.88	38.78	60.19	45.78

Six-Month Average	$51.00	$47.24	$58.73	$52.25

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2007:

2007	24-Hour PJM West Hub Forward Energy Prices(1)
July	$64.02
August	69.02
September	49.57
October	48.52
November	50.71
December	57.24
2008 Calendar "strip"(2)	$62.36

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at June 30, 2007:

	2007	2008	2009
MWh	3,820,375	7,232,000	2,048,000
Average price/MWh(1)	$64.24	$60.86	$71.05

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. See "—Basis Risk" below for a discussion of the difference.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM allows PJM to satisfy the region's need for generation capacity, which is then allocated among the load-serving entities through a locational reliability charge.

        The first RPM auction took place in April 2007 and resulted in a fixed price for Midwest Generation and EME Homer City's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for Midwest Generation and EME Homer City's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. Subsequent auctions will be conducted in October 2007 and January 2008 to auction capacity for periods through May 2011.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest

Generation sells all of its available capacity (unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents net in the table below.

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery periods from June 1, 2007 through May 31, 2008 and June 1, 2008 through May 31, 2009. EME Homer City will not receive the RPM auction clearing price for this previously sold capacity. The price EME Homer City will receive for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at July 27, 2007:

	July 1, 2007 to May 31, 2008		June 1, 2008 to May 31, 2009
	Midwest Generation	EME Homer City	Midwest Generation	EME Homer City
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,625	786	3,283	820
Price per MW-day	$40.80	$40.80	$111.92	$111.92
Non-unit Specific Capacity Sales
MW	500	—	880	—
Price per MW-day	$21.29	—	$64.35	—
Variable Capacity Sales
MW	—	870	—	881
Price per MW-day(1)	—	$69.39	—	$72.56

(1)
Actual contract price is a function of NYISO capacity auction clearing prices. Capacity price per MW-day is based on forward over-the-counter NYISO prices on July 27, 2007.

        Revenues from the sale of capacity from Midwest Generation and EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and new entry.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 13%, compared to 10% during the six months ended June 30, 2006. The monthly average difference during the 12 months ended June 30, 2007 ranged from 3% to 24%. In contrast to the Homer City facilities, during the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub and the Northern Illinois Hub (or other similar trading hubs) as settlement points, EME is exposed to basis risk as described above. In order to mitigate basis risk, EME may purchase financial transmission rights and basis swaps in PJM for EME Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at June 30, 2007 for the remainder of 2007 and the following three years.

	Amount of Coal Under Contract in Millions of Tons(1)
	July through December 2007	2008	2009	2010
Illinois Plants	9.2	14.6	11.7	11.7
Homer City facilities	2.7	4.3	3.5	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first six months of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $45.15 per ton at June 29, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants decreased during the first six months of 2007 from 2006 year-end prices due to continuing high stockpiles and oversupply of market. The price of PRB coal decreased from $9.90 per ton at December 15, 2006 to $9.15 per ton at June 29, 2007, as reported by the Energy Information Administration.

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Illinois and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to the emission allowances that have been or are allocated to these plants. EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $517 per ton during the first six months of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $544 per ton as of July 31, 2007.

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

The following table summarizes unrealized gains (losses) from non-trading activities for the second quarters of 2007 and 2006 and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges
Illinois Plants	$4	$2	$(18)	$10
Homer City	2	4	1	2
Ineffective portion of cash flow hedges
Illinois Plants	—	(1)	—	1
Homer City	(5)	5	(3)	2

Total unrealized gains (losses)	$1	$10	$(20)	$15

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments (used in) EME's continuing operations for purposes other than trading, by risk category (in millions):

	June 30, 2007	December 31, 2006
Commodity price:
Electricity	$1	$184

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of electricity contracts at June 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2007, which is the valuation date. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME's commodity derivative assets and liabilities as of June 30, 2007 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$1	$43	$(42)	$—	$—

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2007 and December 31, 2006, are set forth below (in millions):

	June 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Electricity	$142	$18	$313	$207
Other	—	—	5	—

Total	$142	$18	$318	$207

        The change in the fair value of trading contracts for the six months ended June 30, 2007, was as follows (in millions):

Fair value of trading contracts at January 1, 2007	$111
Net gains from energy trading activities	65
Amount realized from energy trading activities	(58)
Other changes in fair value	6

Fair value of trading contracts at June 30, 2007	$124

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2007) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$41	$37	$4	$—	$—
Prices based on models and other valuation methods	83	3	14	20	46

Total	$124	$40	$18	$20	$46

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

        The credit risk exposure from counterparties of merchant energy activities (excluding load requirements services contracts) are measured as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting hedging and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2007, the amount of exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	June 30, 2007
(in millions)
A or higher	$19
A-	18
BBB+	80
BBB	31
BBB-	2
Below investment grade	—

Total	$150

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 49% of EME's consolidated operating revenues for the six months ended

June 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At June 30, 2007, EME's account receivable due from PJM was $86 million.

        Beginning in January 2007, EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 19% of EME's consolidated operating revenues during the six months ended June 30, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. As a result, Commonwealth Edison is required to pay EME twice a month for sales under these contracts. At June 30, 2007, EME's account receivable due from Commonwealth Edison was $21 million. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, which expired January 1, 2007, was re-introduced. In addition, the Illinois Attorney General and other parties have appeals pending before the Illinois Supreme Court pertaining to the Illinois Commerce Commission orders which authorized Commonwealth Edison and Ameren to procure power through a reverse auction process. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to enacting legislation. See "Management's Overview—Illinois Settlement" for further discussion. EME is unable to predict whether the settlement agreement will be implemented as contemplated or that the legislation necessary for the settlement to become effective, or other policy changes affecting utility rates or procurement practices, will be enacted.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.8 billion at June 30, 2007, compared to the carrying value of $4.0 billion.

Foreign Exchange Rate Risk

        EME is exposed to foreign currency risk associated with the purchase of certain turbines in which a portion of the purchase price is denominated in Japanese yen. Under the terms of the related agreement, EME has the option of fixing the foreign currency rate pertaining to the 2009 turbines through August 30, 2007. See "Management's Overview—Business Development."

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

Illinois Auction Challenges and Settlement

        Legal actions have been instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. For further discussion, see "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies—Challenges of Illinois Power Procurement Auction Results." Midwest Generation and EMMT, along with other power generation companies and utilities, have entered into a settlement agreement with the Illinois Attorney General. The settlement agreement is subject to enacting legislation. See "Management's Overview-Illinois Settlement" for further discussion.

PJM Matters

        As previously reported, on December 22, 2006, the FERC issued an order conditionally approving the RPM settlement subject to PJM making certain compliance filings. The compliance filings were made by PJM on January 22, 2007 and February 20, 2007, and accepted by the FERC on June 25, 2007 and July 11, 2007, respectively. On June 1, 2007, PJM implemented marginal losses for transmission for its competitive wholesale electric market. For further discussion regarding the RPM and recent auctions, see "—Commodity Price Risk—Capacity Price Risk." EME is still evaluating the impact that marginal loss pricing in PJM will have on its results of operations, but continues to believe that it may reduce locational marginal prices for some of its units relative to the locational marginal prices for the benchmark locations of Western Hub and Northern Illinois Hub.

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

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Edison Mission Energy, dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Form 8-K dated August 26, 2001.
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated May 4, 2004, incorporated by reference to Exhibit 3.1.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
3.1.2	Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated August 8, 2007.
10.1†	Purchase & Reservation Agreement, dated as of June 4, 2007, between Edison Mission Energy and Suzlon Wind Energy Corporation.
10.2
Third Amended and Restated Credit Agreement, dated June 29, 2007, among Midwest Generation, LLC and the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2007.
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

EDISON MISSION ENERGY
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	August 9, 2007

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
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES