Form 10-Q
period 2007-09-30
EDISON MISSION ENERGY
filed 2007-11-02
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Number of shares outstanding of the registrant's Common Stock as of November 2, 2007: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
CAIR	Clean Air Interstate Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CPS	Combined Pollutant Standard
Commonwealth Edison	Commonwealth Edison Company
DOJ	United States Department of Justice
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
ERP	enterprise resource planning
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46(R)	Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities"
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
ISO	independent system operator
LIBOR	London Interbank Offered Rate
MAAC+APS	Mid-Atlantic Area Council (MAAC) Region and Allegheny Power (APS)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units

ii

Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NOx	nitrogen oxide
NYISO	New York Independent System Operator
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues	$712	$706	$1,955	$1,683
Operating Expenses
Fuel	192	200	520	491
Plant operations	112	104	425	383
Plant operating leases	44	44	132	132
Depreciation and amortization	41	36	117	107
Loss (gain) on sale of assets	1	(1)	1	(6)
Administrative and general	61	36	145	100

Total operating expenses	451	419	1,340	1,207

Operating income	261	287	615	476

Other Income (Expense)
Equity in income from unconsolidated affiliates	92	89	172	160
Dividend income	1	—	12	1
Interest income	21	25	67	68
Interest expense	(71)	(69)	(200)	(214)
Loss on early extinguishment of debt	—	—	(160)	(143)
Other income (expense), net	6	—	6	17

Total other income (expense)	49	45	(103)	(111)

Income from continuing operations before income taxes	310	332	512	365
Provision for income taxes	116	134	184	135

Income From Continuing Operations	194	198	328	230
Income (loss) from operations of discontinued subsidiaries, net of tax (Note 5)	(4)	(2)	1	75

Net Income	$190	$196	$329	$305

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$190	$196	$329	$305
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense	(1)	—	(1)	—
Amortization of actuarial loss, net of tax benefit	1	—	1	—
Minimum pension liability adjustment, net of income tax effect	—	—	—	(2)
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(17) and $67 for the three months and $(102) and $239 for the nine months ended September 30, 2007 and 2006, respectively	(28)	94	(149)	347
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(8) and $8 for the three months and $(27) and $16 for the nine months ended September 30, 2007 and 2006, respectively	12	(11)	37	(23)

Other comprehensive income (loss)	(16)	83	(112)	322

Comprehensive Income	$174	$279	$217	$627

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$1,082	$1,213
Short-term investments	184	558
Accounts receivable—trade	210	178
Receivables from affiliates	13	51
Inventory	153	158
Derivative assets	119	272
Margin and collateral deposits	90	69
Deferred taxes	15	—
Prepaid expenses and other	80	96

Total current assets	1,946	2,595

Investments in Unconsolidated Affiliates	408	367

Property, Plant and Equipment	4,689	4,272
Less accumulated depreciation and amortization	1,008	981

Net property, plant and equipment	3,681	3,291

Other Assets
Deferred financing costs	42	45
Long-term derivative assets	118	114
Restricted cash	58	91
Rent payments in excess of levelized rent expense under plant operating leases	717	556
Long-term margin and collateral deposits	19	4
Other long-term assets	316	187

Total other assets	1,270	997

Total Assets	$7,305	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2007	December 31, 2006
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$37	$69
Payables to affiliates	6	6
Accrued liabilities	283	270
Derivative liabilities	107	82
Interest payable	102	28
Deferred taxes	—	59
Current maturities of long-term obligations	17	132

Total current liabilities	552	646

Long-term obligations net of current maturities	3,809	3,035
Deferred taxes and tax credits	393	347
Deferred revenues	65	61
Long-term derivative liabilities	47	9
Other long-term liabilities	542	523

Total Liabilities	5,408	4,621

Minority Interest	42	47

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of September 30, 2007 and December 31, 2006	64	64
Additional paid-in capital	1,257	2,174
Retained earnings (Note 1)	545	243
Accumulated other comprehensive income (loss)	(11)	101

Total Shareholder's Equity	1,855	2,582

Total Liabilities and Shareholder's Equity	$7,305	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$329	$305
Less: Income from discontinued operations	(1)	(75)

Income from continuing operations, net	$328	$230
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(171)	(160)
Distributions from unconsolidated affiliates	118	132
Depreciation and amortization	126	114
Deferred taxes and tax credits	43	88
Loss (gain) on sale of assets	1	(4)
Loss on early extinguishment of debt	160	143
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	(36)	500
Decrease in receivables	1	159
Decrease (increase) in inventory	6	(49)
Decrease in prepaid expenses and other	28	15
Increase in rent payments in excess of levelized rent expense	(161)	(160)
Increase (decrease) in accounts payable and other current liabilities	(59)	63
Increase in interest payable	74	31
Increase (decrease) in derivative assets and liabilities	25	(31)
Other operating—assets	—	(2)
Other operating—liabilities	12	(39)

Operating cash flow from continuing operations	495	1,030
Operating cash flow from discontinued operations	1	82

Net cash provided by operating activities	496	1,112

Cash Flows From Financing Activities
Borrowings on long-term debt	2,930	1,395
Payments on long-term debt agreements	(2,274)	(1,563)
Cash dividends to parent	(925)	(51)
Payments to affiliates related to stock-based awards	(29)	(23)
Excess tax benefits related to stock option exercises	9	5
Premium paid on extinguishment of debt and financing costs	(162)	(153)

Net cash used in financing activities	(451)	(390)

Cash Flows From Investing Activities
Capital expenditures	(329)	(142)
Proceeds from return of capital and loan repayments	5	12
Purchase of interest of acquired companies	(28)	(18)
Proceeds from sale of interest in projects	—	43
Purchase of short-term investments	(20)	(305)
Maturities and sales of short-term investments	394	121
Decrease (increase) in restricted cash	32	(7)
Investments in other assets	(229)	(17)

Net cash used in investing activities	(175)	(313)

Net increase (decrease) in cash and cash equivalents	(130)	409
Cash and cash equivalents at beginning of period	1,212	1,155

Cash and cash equivalents at end of period	$1,082	$1,564

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Short-term Investments

        At September 30, 2007 and December 31, 2006, EME had classified all marketable debt securities as held-to-maturity and carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Commercial paper	$140	$417
Certificates of deposit	33	141
Treasury bills	10	—
Corporate bonds	1	—

Total	$184	$558

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

        EME accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Investment and energy tax credits are deferred and amortized over the term of the power purchase agreement of the respective project while production tax credits are recognized when earned. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 7—Income Taxes.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Coal and fuel oil	$105	$112
Spare parts, materials and supplies	48	46

Total	$153	$158

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

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on EME's consolidated financial statements for the nine months ended September 30, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. EME will adopt FIN No. 39-1 on January 1, 2008. Adoption of this position will result in netting a portion of margin and cash collateral deposits with derivative liabilities on EME's consolidated balance sheets, but will have no impact on EME's consolidated statements of income.

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

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. EME is currently evaluating whether it will opt to report any current or future financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements, beginning January 1, 2008.

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

        On April 26, 2007, Edison International's shareholders approved a new incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. No additional awards will be granted under Edison International's prior stock-based compensation plans on or after April 26, 2007, and all future issuances will be made under the new plan. The maximum number of shares of Edison International's common stock that may be issued or transferred pursuant to awards under the new incentive plan is 8.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. As of September 30, 2007, Edison International has approximately 8.4 million shares remaining for future issuance under its stock-based compensation plan. For further discussion, see "Stock-Based Compensation" in Note 6.

Note 2.  Refinancing

Senior Notes Offering

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due May 15, 2017, $800 million of its 7.20% senior notes due May 15, 2019 and $700 million of its 7.625% senior notes due May 15, 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning on November 15, 2007.

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

        Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties. As of September 30, 2007, $3 million had been utilized under the working capital facility.

Note 3.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$111	$(10)	$101
Current period change	(112)	—	(112)

Balance at September 30, 2007	$(1)	$(10)	$(11)

(1)
For further detail, see Note 6—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at September 30, 2007, included unrealized losses on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than the contract prices. The change from unrealized gains to unrealized losses during the nine months ended September 30, 2007 resulted from an increase in market prices for power.

        As EME's hedged positions for continuing operations are realized, approximately $20 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of approximately $(13) million and $7 million during the third quarters of 2007 and 2006, respectively, and $(23) million and $(10) million during the nine months ended September 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in operating revenues in EME's consolidated income statements.

Note 4.  Variable Interest Entities

        U.S. Wind Force is a development stage enterprise formed to develop wind projects in West Virginia, Pennsylvania and Maryland. In December 2006, a subsidiary of EME entered into a loan agreement with U.S. Wind Force to fund the redemption of a membership interest held by another party, repayment of loans, distributions to equity holders and future development of wind projects. In accordance with FIN 46(R), EME determined that it is the primary beneficiary and, accordingly, EME consolidated U.S. Wind Force at December 15, 2006. At September 30, 2007, the assets consolidated included $12 million of intangible assets, primarily related to project development rights, and are classified as part of other long-term assets in EME's consolidated balance sheet. As project development is completed, the project development rights will be considered part of property, plant and equipment and depreciated over the estimated useful lives of the respective projects.

        EME completed a review of the application of FIN 46(R) to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of September 30, 2007, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $369 million as of September 30, 2007.

Note 5.  Discontinued Operations

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of a default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006, £9 million (approximately $16 million) in April 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was none for both the third quarters of 2007 and 2006 and $5 million and $83 million for the nine months ended September 30, 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

Summarized Financial Information for Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Income (loss) before income taxes and minority interest	(5)	(2)	6	117
Provision for income taxes	(1)	—	5	42
Income (loss) from operations of discontinued foreign subsidiaries	(4)	(2)	1	75

Note 6.  Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $14 million to its pension plans in 2007. As of September 30, 2007, approximately $9.6 million in contributions have been made. EME continues to expect to contribute approximately $4.4 million to its pension plans in the last three months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$4	$4	$12	$13
Interest cost	3	2	8	6
Expected return on plan assets	(3)	(1)	(7)	(4)
Amortization of net actuarial loss	1	—	1	—

Total expense	$5	$5	$14	$15

Postretirement Benefits Other Than Pensions

        EME previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $1 million to its postretirement benefits other than pensions in 2007. As of September 30, 2007, $1 million in contributions have been made. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Amortization of unrecognized prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	—	—	1	1

Total expense	$2	$2	$5	$5

Stock-Based Compensation

        Total stock-based compensation expense (reflected in the caption "Administrative and general" on the consolidated statements of income) was $3 million for both the third quarters of 2007 and 2006 and $9 million and $7 million for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit recognized in the income statement was $1 million for both the third quarters of 2007 and 2006 and $3 million for both the nine months ended September 30, 2007 and 2006.

Stock Options

        A summary of the status of Edison International's stock options granted to EME employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,014,145	$25.52
Granted	373,592	$47.72
Transferred to affiliates	3,305	$43.04
Forfeited	(15,441)	$44.23
Exercised	(833,869)	$20.38

Outstanding at September 30, 2007	2,541,732	$30.38	6.92

Vested and expected to vest at September 30, 2007	2,437,625	$30.02	6.87	$58,661,444

Exercisable at September 30, 2007	1,250,618	$23.32	5.95	$38,475,263

        Stock options granted in 2007 do not accrue dividend equivalents.

        The amount of cash used by Edison International to settle stock options exercised by EME employees was $4 million and $7 million for the quarters ended September 30, 2007 and 2006, respectively, and $42 million and $26 million for the nine months ended September 30, 2007 and 2006, respectively. Cash received by Edison International from options exercised by EME employees was $2 million and $4 million for the quarters ended September 30, 2007 and 2006, respectively, and $17 million and $12 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated tax benefit from options exercised was $9 million and $5 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 7.  Income Taxes

        EME's income tax provision from continuing operations was $184 million and $135 million for the nine months ended September 30, 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the nine months ended September 30, 2007 and 2006, EME recognized $19 million and $12 million, respectively, of production tax credits related to wind projects and $10 million and $8 million, respectively, related to estimated state income tax benefits allocated from Edison International.

        The total amount of unrecognized tax benefits (excluding the effect of federal income taxes on unrecognized state tax benefits) was $135 million and $140 million as of September 30, 2007 and the date of adoption of FIN No. 48, respectively. The change results primarily from tax positions taken for prior periods. The total amount of unrecognized tax benefits as of September 30, 2007 and the date of adoption that, if recognized, would affect the effective tax rate was $124 million and $119 million, respectively.

        The total amount of accrued interest and penalties was $49 million and $41 million as of September 30, 2007 and the date of adoption, respectively. The total amount of interest expense and penalties recognized in income tax expense was $2 million for both quarters ended September 30, 2007 and 2006 and $8 million and $7 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Note 8.  Commitments and Contingencies

Contractual Obligations

Long-term Debt

        EME's long-term debt maturities as of September 30, 2007 for the remainder of 2007 and the following four years were (in millions):

October through December 2007	$2
2008	17
2009	25
2010	12
2011	13

        These amounts have been updated primarily to reflect EME's financing activities completed during the second quarter of 2007. See Note 2—Refinancing.

Commitments

Capital Improvements

        At September 30, 2007, EME's subsidiaries had firm commitments to spend approximately $193 million during the remainder of 2007, $175 million in 2008 and $5 million in 2009 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation systems and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At September 30, 2007, EME had entered into agreements with vendors securing 522 wind turbines (1,185 MW) with remaining commitments of $123 million in 2007, $518 million in 2008, $416 million in 2009, and $49 million in 2010. At September 30, 2007, EME had recorded wind turbine deposits of $260 million included in other long-term assets in its consolidated balance sheet.

        In addition, EME had entered into an agreement to purchase five gas turbines and related equipment for an aggregate purchase price of approximately $145 million. During the second and third quarters of 2007, EME entered into change order agreements with the seller of the turbines that returned the deposits previously made and cancelled the remaining commitments. During the third quarter of 2007, EME received refunds totaling $112 million with respect to the five turbines.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments during the first nine months of 2007. These additional commitments are currently estimated to be $15 million for the remainder of 2007, $215 million in 2008, $203 million in 2009, and $86 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These additional commitments are currently estimated to be $18 million for the remainder of 2007, $111 million for 2008, $76 million for 2009, and $77 million for 2010.

Standby Letters of Credit

        At September 30, 2007, standby letters of credit aggregated $96 million and were scheduled to expire as follows: $8 million in 2007 and $88 million in 2008.

Guarantees and Indemnities

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, guarantees of debt and indemnifications.

Tax Indemnity Agreements

        In connection with the sale-leaseback transactions that EME has entered into related to the Powerton and Joliet Stations in Illinois, the Collins Station in Illinois, and the Homer City facilities in Pennsylvania, EME and several of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation continues to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 208 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2007. Midwest Generation had recorded a $64 million liability at September 30, 2007 related to this matter.

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

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2007, EME had recorded a liability of $96 million related to these matters.

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

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. In addition, a subsidiary of EME has guaranteed the obligations of Sycamore Cogeneration Company under its project power sales agreement to repay capacity payments to the project's power purchaser in the event that the project unilaterally terminates its performance or reduces its electric power producing capability during the term of the power sales agreement. The obligations under the indemnification agreements as of September 30, 2007, if payment were required, would be $83 million. EME has not recorded a liability related to these indemnities.

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EME believes that EMMT has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Settlement with Illinois Attorney General—

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

        On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement was subject to the passage of legislation which will, among other things, establish a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, and was signed by the Governor of Illinois on August 28, 2007.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The private class action lawsuits described below remain pending.

        Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        The Wexler case and the Schafer case have been consolidated into a single proceeding by the U.S. District Court for the Northern District of Illinois, Eastern Division. The defendants' motions to dismiss the case remain pending.

        EME believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously both of the matters described above. However, at this time EME cannot predict the outcome of these matters.

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to EME for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

Insurance

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under Homer City's property and business interruption insurance policies. At September 30, 2007, Homer City had a $16 million receivable recorded related to these claims, of which $3 million was recorded during the third quarter of 2007 related to business interruption insurance coverage and has been reflected in other income (expense), net in EME's consolidated income statements.

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

        With respect to EME's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3 million at September 30, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position. See "Note 12. Commitments and Contingencies—Environmental Matters and Regulations" in EME's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of EME's environmental contingencies.

Note 9.  Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash paid
Interest (net of amount capitalized)	$132	$177
Income taxes	85	16
Cash payments under plant operating leases	293	292
Details of assets acquired
Fair value of assets acquired	$41	$29
Liabilities assumed	—	—

        During the first nine months of 2007, EME accrued $25 million in connection with the purchase price of wind projects acquired in 2007 due upon completion of construction. EME subsequently paid $2 million towards the purchase price of the Mountain Wind I project during the second quarter of 2007. During the first nine months of 2006, EME accrued $11 million in connection with the purchase price of the Wildorado wind project paid upon completion of the project in April 2007. Also in 2006, EME received a capital contribution of $76 million in the form of ownership interests in a portfolio of wind projects and a small biomass project.

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2006, and as compared to the third quarter of 2006 and nine months ended September 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2006.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

Management's Overview

Results of Operations

        Net income is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Income from continuing operations	194	198	328	230
Income (loss) from discontinued operations	(4)	(2)	1	75

Net Income	$190	$196	$329	$305

        EME's decrease in income from continuing operations in the third quarter of 2007 was primarily attributable to higher development and corporate costs. The year-to-date increase in income from continuing operations was primarily due to higher energy margins at the Illinois Plants and Homer City facilities, partially offset by higher development and corporate costs. Income from continuing operations during the nine months ended September 30, 2007 and 2006 included a $98 million and $88 million, respectively, loss on early extinguishment of debt.

        EME's income from discontinued operations during the nine months ended September 30, 2007 and 2006, net of tax, was primarily related to distributions authorized by the liquidators of the Lakeland power project. The activities of the Lakeland liquidator are near completion and substantially all the distributions from the Lakeland project have been made.

Business Development

        EME has continued to expand its business development activities in order to grow and diversify its existing portfolio of power projects. Most of the near-term development and investment activity is in wind power, where EME has targeted to have approximately 2,000 MW of wind capacity in service by the end of 2009. At September 30, 2007, EME had 471 MW of wind projects in service and another 523 of wind projects under construction with scheduled completion dates into 2008. At September 30, 2007, EME had a development pipeline of potential wind projects with an estimated installed capacity of approximately 3,000 MW (the development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive negotiation rights). This development pipeline is supported by turbine purchase commitments for wind projects that would aggregate 1,185 MW. Completion of these projects is dependent upon a number of items which may include, depending on the project's status, completion of a power sales agreement, permits, an interconnection agreement or other agreements necessary to start construction. Additional projects may from time to time be added to the development pipeline, and there is no assurance that the projects included in the development pipeline currently or added in the future will lead to the successful completion of a wind project. See "Liquidity and Capital Resources—Business Development" for details of activities during the nine-month period ended September 30, 2007.

PJM Reliability Pricing Model

        During 2007, PJM completed capacity auctions under the PJM RPM for periods through May 31, 2010. EME participated in each auction which sold forward significant capacity at prices from $40.80 per MW-day to $191.32 per MW-day. The increase in capacity prices determined through the PJM RPM reflected the auction design to encourage increased capacity resources to meet projected demand. As a result of these auctions, capacity revenues are expected to increase significantly through May 31, 2010 as compared to the amounts realized previously. For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Illinois Settlement

        On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General that subsequently resulted in legislation that was signed by the Governor of Illinois. The legislation established a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies—Settlement with Illinois Attorney General" for further discussion.

Refinancing

Senior Notes Offering

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME will pay interest on the senior notes on May 15 and November 15 of each year, beginning on November 15, 2007. On October 22, 2007, EME commenced an exchange offer to exchange the senior notes for an equal principal amount of senior notes which have been registered under the Securities Act. The net proceeds were used, together with cash on hand, to:

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

ERP Initiative

        Progress continued during the first nine months of 2007 on preparation for the installation of an enterprise resources planning application from SAP. Procurement and material management systems were implemented for three of the Illinois Plants on July 2, 2007, as well as the EME financial systems. Implementation of these applications at the remaining Illinois Plants and Homer City facilities began on September 1, 2007, and implementation of a fuel management system began on October 1, 2007. EME plans to implement the human resources systems during the first half of 2008 as part of an Edison International enterprise-wide project.

Critical Accounting Policies

        For a discussion of EME's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of EME's annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the third quarters of 2007 and 2006 and nine months ended September 30, 2007 and 2006 under the following headings:

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

        The following section provides a summary of the operating results for the third quarters of 2007 and 2006 and nine months ended September 30, 2007 and 2006 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Project Earnings (Losses) Before Income Taxes(1)
Consolidated operations
Illinois Plants	$238	$191	$515	$343
Homer City	70	69	172	102
Energy Trading(2)	41	54	103	109
San Juan Mesa	1	—	4	5
Gain on sale of assets	—	—	—	4
Storm Lake	—	—	4	3
Wildorado	5	—	7	—
Other	3	—	6	—
Unconsolidated affiliates
Big 4 projects	62	62	125	117
Sunrise	29	29	33	32
Doga	—	(7)	14	(3)
Other	(2)	5	7	8

	447	403	990	720
Corporate interest income	21	21	59	58
Corporate interest expense	(97)	(63)	(233)	(193)
Corporate administrative and general	(52)	(26)	(120)	(75)
Loss on early extinguishment of debt	—	—	(160)	(143)
Other income (expense), net	(2)	—	(5)	10

	$317	$335	$531	$377

(1)
Project earnings are equal to income from continuing operations before income taxes, except with respect to wind projects, which also include production tax credits. Wind project earnings, including the production tax credits set forth in the table below, were $5 million and none for the third quarters of 2007 and 2006, respectively, and $17 million and $9 million for the nine months ended September 30, 2007 and 2006, respectively. The project earnings for the wind projects include $7 million and $3 million of production tax credits for the third quarters of 2007 and 2006, respectively, and $19 million and $12 million for the nine months ended September 30, 2007 and 2006, respectively. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings (losses) represent a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes under GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Project earnings (losses)	$317	$335	$531	$377
Less: Production tax credits	(7)	(3)	(19)	(12)

Income (loss) from continuing operations before income taxes	$310	$332	$512	$365

(2)
Income from energy trading represents the gains recognized from price changes related to contracts for electricity, fuels and transmission congestion. The overhead cost of energy trading is included in administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$449	$438	$1,214	$1,050
Operating Expenses
Fuel	117	122	311	288
Gain on sale of emission allowances(1)	(8)	—	(12)	(6)
Plant operations	84	74	300	270
Plant operating leases	19	19	56	56
Depreciation and amortization	25	25	75	75
Loss (gain) from disposal of assets	—	(1)	1	(2)
Administrative and general	5	7	16	19

Total operating expenses	242	246	747	700

Operating Income	207	192	467	350

Other Income (Expense)
Interest income on note receivable from EME	29	30	85	86
Interest expense and other	2	(31)	(37)	(93)

Total other income (expense)	31	(1)	48	(7)

Income Before Taxes	$238	$191	$515	$343

Statistics
Generation (in GWh)
Energy only contracts	6,298	8,429	17,441	21,167
Load requirements services contracts(2)	2,115	—	5,728	—

Total	8,413	8,429	23,169	21,167
Aggregate plant performance
Equivalent availability(3)	86.6%	89.6%	78.7%	80.9%
Capacity factor(4)	67.9%	68.0%	63.0%	57.6%
Load factor(5)	78.4%	75.9%	80.1%	71.2%
Forced outage rate(6)	8.6%	7.0%	7.0%	5.7%
Average realized price/MWh
Energy only contracts(7)	$48.15	$50.06	$48.73	$47.53
Load requirements services contracts(8)	$65.27	$—	$63.34	$—
Capacity revenue only (in millions)	$11	$7	$17	$20
Average fuel costs/MWh	$13.88	$14.12	$13.40	$13.53

(1)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $5 million and $15 million for the quarter ended and nine months ended September 30, 2007, respectively. These sales reduced operating expenses. EME eliminated $4 million of intercompany profit during the quarter ended and nine months ended September 30, 2007 on emission allowances sold but not yet used by the Homer City facilities at September 30, 2007. In addition, EME recorded $8 million and $12 million of intercompany profit during the third quarter of 2007 and the nine months ended September 30, 2007, respectively, on emission allowances sold by the Illinois Plants to the Homer City facilities in the second quarter of 2007 and the fourth quarter of 2006 but not used by the Homer City facilities until the third quarter of 2007 and first quarter of 2007, respectively. EME recorded $6 million of intercompany profit during the first quarter of 2006 on emission allowances sold by the Illinois Plants to the Homer City facilities in the fourth quarter of 2005 but not used by the Homer City facilities until the first quarter of 2006.

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

        Earnings from the Illinois Plants increased $47 million and $172 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increase in third quarter earnings was primarily due to lower interest expense due to the repayment of debt in May 2007 and higher energy margin, partially offset by a $7.5 million payment during the third quarter of 2007 related to the settlement agreement with the Illinois Attorney General. The increase in year-to-date earnings was attributable to higher energy revenues resulting from higher generation and average realized energy prices as compared to 2006 and lower interest expense. Partially offsetting these increases were higher planned maintenance costs and a $7.5 million payment during the third quarter of 2007 as described above. Earnings for the third quarter of 2007 and nine months ended September 30, 2007 were also adversely affected by an increase in unrealized losses in 2007 related to hedge contracts described below.

        Included in operating revenues were unrealized gains (losses) of $(8) million and $6 million for the third quarters of 2007 and 2006, respectively, and $(26) million and $17 million for the nine months ended September 30, 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. At September 30, 2007, unrealized losses of $19 million were recognized from economic hedges and from the ineffective portion of cash flow hedges related to subsequent periods. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $29 million and $30 million for the third quarters of 2007 and 2006 and $85 million and $86 million for the nine months ended September 30, 2007 and 2006 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Homer City

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating Revenues	$199	$199	$573	$473
Operating Expenses
Fuel(1)	85	84	225	213
Gain on sale of emission allowances(2)	—	(7)	—	(7)
Plant operations	18	23	93	86
Plant operating leases	25	25	76	76
Depreciation and amortization	4	4	11	12
Administrative and general	1	2	3	4

Total operating expenses	133	131	408	384

Operating Income	66	68	165	89

Other Income (Expense)
Interest and other income	4	2	8	14
Interest expense	—	(1)	(1)	(1)

Total other income	4	1	7	13

Income Before Taxes	$70	$69	$172	$102

Statistics
Generation (in GWh)	3,759	3,664	10,211	9,052
Aggregate plant performance
Equivalent availability(3)	96.5%	91.9%	89.0%	79.4%
Capacity factor(4)	90.2%	87.9%	82.6%	73.2%
Load factor(5)	93.4%	95.6%	92.8%	92.1%
Forced outage rate(6)	3.5%	5.8%	3.7%	16.9%
Average realized energy price/MWh(7)	$51.48	$48.04	$54.42	$48.26
Capacity revenue only (in millions)	$9	$4	$22	$10
Average fuel costs/MWh	$22.48	$22.92	$22.00	$23.58

(1)
Included in fuel costs were $11 million and $9 million during the third quarters of 2007 and 2006, respectively, and $23 million and $30 million during the nine months ended September 30, 2007 and 2006, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

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

        Earnings from Homer City increased $1 million and $70 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily attributable to an increase in energy revenues from higher generation and average realized energy prices, and an increase in capacity revenues resulting from the PJM RPM auction. Earnings for 2007 were adversely affected due to the timing of unrealized gains and losses related to hedge contracts discussed below. Partially offsetting the year-to-date increases were higher maintenance costs in 2007 related to the planned outage at Unit 2 of the Homer City facilities and estimated insurance recovery related to the Unit 3 outage of approximately $11 million recorded during the second quarter of 2006, compared to $3 million recorded during the third quarter of 2007, reflected in other income (expense), net in EME's consolidated statements of income. The Unit 3 outage reduced the amount of generation during the nine-month period ended September 30, 2006.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(3) million and $16 million for the third quarters of 2007 and 2006, respectively, and $(5) million and $20 million for nine months ended September 30, 2007 and 2006, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At September 30, 2007, unrealized losses of $16 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Homer City Unit 3 Outage—

        On January 29, 2006, the main power transformer on Unit 3 of the Homer City facilities failed resulting in a suspension of operations at this unit. Homer City secured a replacement transformer and Unit 3 returned to service on May 5, 2006. The main transformer failure resulted in claims under Homer City's property and business interruption insurance policies. At September 30, 2007, Homer City had a $16 million receivable recorded related to these claims.

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

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges and from ISOs. Earnings from energy trading activities decreased $13 million and $6 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The decrease in earnings from energy trading activities was primarily attributable to less transmission congestion in 2007 due in part to a milder summer in July 2007 as compared to July 2006.

San Juan Mesa

        Earnings from the San Juan Mesa wind project increased $1 million and decreased $1 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The year-to-date decline in earnings was primarily due to a decrease in EME's ownership interest of the San Juan Mesa wind project to 75% from 100% in March 2006. During the first quarter of 2006, EME completed the sale of 25% of its ownership interest in the San Juan Mesa wind project to Citi Renewable Investments I LLC, a wholly owned subsidiary of Citicorp North America, Inc. Proceeds from the sale were $43 million. EME recorded a pre-tax gain on the sale of approximately $4 million during the first quarter of 2006.

Wildorado

        Earnings from the Wildorado wind project were $5 million and $7 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively. EME had no comparable results from the Wildorado wind project in 2006. Commercial operation of the Wildorado wind project commenced during April 2007.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects increased $8 million for the nine months ended September 30, 2007, compared to the corresponding period of 2006. There was no change in earnings for the quarter ended September 30, 2007, compared to the corresponding period in 2006. A decrease in earnings from the Watson project was mostly offset by an increase in earnings from the Sycamore project. Earnings from the Watson project declined primarily due to lower energy margins and higher maintenance expenses. The increase in earnings from the Sycamore project was primarily attributable to an outage at the Sycamore Cogeneration plant during the third quarter of 2006.

        The year-to-date increase in earnings was primarily due to payments received in settlement of claims related to the natural gas purchase contracts during the second quarter of 2007 and outages at the Sycamore Cogeneration plant in 2006. Partially offsetting these increases were lower volumes sold in 2007 for the Kern River project.

        Two of the Big 4 projects (the Sycamore project and the Watson project) have power purchase agreements with SCE and steam agreements with offtakers that expire within the next six months. Discussions on extending the power purchase and steam agreements are underway, but no assurance can be given that such discussions will lead to extensions of these agreements. If an extension is not obtained, these projects expect to be able to sell power to SCE under agreements with pricing set forth by the California Public Utilities Commission. In either case, EME expects that earnings from the Watson and Sycamore projects will decrease materially after the expiration of the current agreements.

        The earnings from the Big 4 projects included interest expense from Edison Mission Energy Funding of $1 million for both the third quarters of 2007 and 2006 and $2 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

Doga

        Earnings from the Doga project increased $7 million and $17 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increases in earnings were primarily due to a loss recorded in the third quarter of 2006 from a reduction in deferred tax assets resulting from a change in the Turkish corporate tax rate. In June 2006, the corporate tax rate in Turkey was reduced from 30% to 20%. The increase in 2007 year-to-date earnings was also due to the recognition of distributions received from the Doga project. Effective March 31, 2007, EME accounted for its ownership in the Doga project on the cost method (earnings are recognized as cash is distributed from the project).

Other

        Earnings from other unconsolidated affiliates decreased $7 million and $1 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The decrease in third quarter earnings was partially due to a decrease in earnings from two of the Westside projects which began selling electricity at "as available rates" following the expiration of their long-term power purchase agreements during the first quarter of 2007. Included in earnings from the Westside projects for the nine months ended September 30, 2007 were payments received in settlement of claims related to the natural gas purchase contracts during the second quarter of 2007 and lower maintenance expense, mostly offset by lower steam and energy prices.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Interest expense to third parties	$68	$33	$147	$107
Interest expense to Midwest Generation(1)	29	30	86	86

Total corporate interest expense	$97	$63	$233	$193

(1)
Includes interest expense of EMMT related to loans from Midwest Generation for margining.

Interest Expense to Third Parties

        EME's interest expense to third parties increased $35 million and $40 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increases were primarily attributable to $2.7 billion of new debt entered into by EME as part of its refinancing activities in May 2007. Partially offsetting this increase was an increase in capitalized interest of $2 million and $11 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, due to wind projects under construction.

Corporate Administrative and General Expenses

        Administrative and general expenses increased $26 million and $45 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The increases were primarily due to higher development costs incurred in 2007 (mostly related to wind projects), higher corporate expenses and a loss accrual related to legal proceedings recorded in the third quarter of 2007. See "Liquidity and Capital Resources—Business Development."

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $160 million for the nine-month period ended September 30, 2007 related to the early repayment of EME's 7.73% senior notes due June 15, 2009 and Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

        Loss on early extinguishment of debt was $143 million for the nine-month period ended September 30, 2006 related to the early repayment of EME's 10% senior notes due August 15, 2008 and 9.875% senior notes due April 15, 2011.

Other Income (Expense), Net

        Other income (expense), net decreased $2 million and $15 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 year-to-date decrease was partially attributable to an $8 million gain related to receipt of shares from Mirant Corporation from settlement of a claim recorded during the first quarter of 2006.

Income Taxes

        EME's income tax provision from continuing operations was $184 million and $135 million for the nine months ended September 30, 2007 and 2006, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the nine months ended September 30, 2007 and 2006, EME recognized $19 million and $12 million, respectively, of production tax credits related to wind projects and $10 million and $8 million, respectively, related to estimated state income tax benefits allocated from Edison International.

Results of Discontinued Operations

        Income (loss) from discontinued operations, net of tax, was $(4) million and $(2) million for the third quarters of 2007 and 2006, respectively, and $1 million and $75 million during the first nine months of 2007 and 2006, respectively, largely attributable to distributions received from the Lakeland project, discussed below.

Lakeland Project

        EME previously owned a 220 MW power plant located in the United Kingdom, referred to as the Lakeland project. An administrative receiver was appointed in 2002 as a result of default by the project's counterparty, a subsidiary of TXU Europe Group plc. Following a claim for termination of the power sales agreement, the Lakeland project received a settlement of £116 million (approximately $217 million). EME is entitled to receive the remaining amount of the settlement after payment of creditor claims. As creditor claims have been settled, EME received payments of £61 million (approximately $106 million) in the first quarter of 2006, £9 million (approximately $16 million) in April 2006 and £4 million (approximately $8 million) in January 2007. The after-tax income attributable to the Lakeland project was none for both the third quarters of 2007 and 2006 and $5 million and $83 million for the nine months ended September 30, 2007 and 2006, respectively. Beginning in 2002, EME reported the Lakeland project as discontinued operations and accounts for its ownership of Lakeland Power on the cost method (earnings are recognized as cash is distributed from the project).

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

EME's Liquidity

        At September 30, 2007, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.3 billion, EME had a total of $508 million of available borrowing capacity under its $600 million corporate credit facility, and Midwest Generation had a total of $497 million of available borrowing capacity under its $500 million working capital facility. EME's consolidated debt at September 30, 2007 was $3.8 billion. In addition, EME's subsidiaries had $4.0 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 27 years.

Business Development

        EME has undertaken a number of activities in 2007 with respect to wind projects, including the following:

  •
  In March 2007, EME acquired three wind projects in development in Utah and Wyoming totaling 212 MW. One of the projects, the 61 MW Mountain Wind I project, commenced construction during the second quarter of 2007 with completion scheduled during the second quarter of 2008. The second project, the 80 MW Mountain Wind II project, commenced construction during the third quarter of 2007 with completion scheduled during the third quarter of 2008. The combined estimated capital cost of these two projects, excluding capitalized interest, is $239 million. These projects plan to sell electricity to PacifiCorp under 20-year power purchase agreements. The other project remains in development.

  •
  In March 2007, EME acquired the remaining membership interests in two wind projects, totaling 67 MW, under development in Pennsylvania. Construction of these projects commenced during the second quarter of 2007 with completion scheduled during the first quarter of 2008. The estimated capital cost, excluding capitalized interest, is $121 million. The 29 MW Forward wind project plans to sell electricity to Constellation New Energy under a 10-year power purchase agreement. The 38 MW Lookout wind project plans to sell electricity into PJM as a merchant generator.

  •
  In April 2007, EME acquired six projects in development in Texas and Oklahoma totaling 700 MW. These projects are in various stages of development with target completion dates of 2008 and beyond. The purchase price for these projects is comprised of an initial payment and subsequent payments tied to milestones and adjustments based on EME's projected internal rate of return in individual projects. Completion of development of these projects is dependent on a number of items, including, among other things, obtaining power sales agreements, and in certain cases, permits and interconnection agreements.

  •
  In June 2007, EME acquired a 99.9% interest in the Odin wind project, a 20 MW project under development in Minnesota. Construction of this project commenced during the second quarter of 2007 with completion scheduled during the second quarter of 2008. The estimated capital cost, excluding capitalized interest, is $33 million. The project plans to sell electricity to Missouri River Energy Services under a 20-year power purchase agreement.

  •
  In July 2007, EME acquired a 100% interest in the Spanish Fork wind project, a 19 MW project under development in Utah. The estimated capital cost, excluding capitalized interest, is $35 million. The project plans to sell electricity to PacifiCorp under a 20-year power purchase agreement. Construction of this project commenced in October 2007 with completion scheduled during the second quarter of 2008.

  •
  In August 2007, EME acquired a 99.9% interest in the Goat Mountain wind project, a 150 MW project under development in Texas. The project consists of two phases. Construction of this project commenced in August 2007 with Phase I (80 MW) completion scheduled during the first quarter of 2008. Phase II of this project (70 MW) is scheduled for completion during the fourth quarter of 2008. The total estimated capital cost, excluding capitalized interest, is approximately $266 million. The project plans to sell electricity into the Electric Reliability Council of Texas, or ERCOT, market as a merchant generator.

Capital Expenditures

        At September 30, 2007, the estimated capital expenditures through 2009 by EME's subsidiaries related to existing projects, corporate activities and turbine commitments were as follows:

	October through December 2007	2008	2009
	(in millions)
Illinois Plants
Plant capital expenditures	$12	$45	$26
Environmental expenditures	19	39	66
Homer City Facilities
Plant capital expenditures	4	26	20
Environmental expenditures	1	9	15
Wind and Thermal Projects
Projects under construction	163	165	5
Turbine commitments	123	518	416
Corporate capital expenditures	3	19	14

Total	$325	$821	$562

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

Expenditures for New Projects

        EME expects to make substantial investments in new projects during the next several years. At September 30, 2007, EME had committed to purchase turbines (as reflected in the above table of capital expenditures) for wind projects that aggregate 1,185 MW. The turbine commitments generally represent approximately two-thirds of the total capital costs of EME's wind projects. As of September 30, 2007, EME had a development pipeline of potential wind projects with an installed capacity of approximately 3,000 MW (the development pipeline represents potential projects which EME either owns the project rights or has exclusive negotiation rights). Completion of these projects is dependent upon a number of items which may include, depending on the project's status, completion of a power sales agreement, permits, an interconnection agreement or other agreements necessary to start construction. Additional projects may from time to time be added to the development pipeline, and there is no assurance that the projects included in the development pipeline currently or added in the future will lead to the successful completion of a wind project.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations decreased $535 million in the first nine months of 2007, compared to the first nine months of 2006. The 2007 decrease was primarily attributable to an increase of $36 million in required margin and collateral deposits in 2007 for EME's hedging and trading activities, compared to a decrease of $500 million in 2006. This change resulted from an increase in forward market prices in 2007 from 2006. The decrease was also due to timing of cash receipts and disbursements related to working capital items. Partially offsetting these decreases was higher pre-tax income from continuing operations in 2007 compared to 2006.

        Cash provided by operating activities from discontinued operations decreased $81 million in the first nine months of 2007, compared to the first nine months of 2006. The 2007 decrease reflects higher distributions received in 2006 compared to 2007 from the Lakeland power project. See "Results of Operations—Results of Discontinued Operations—Lakeland Project" for more information regarding these distributions.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations increased $61 million in the first nine months of 2007, compared to the first nine months of 2006. The 2007 increase was primarily attributable to dividend payments made to MEHC of $925 million in 2007 compared to $51 million in 2006. In May 2007, net proceeds of $2.7 billion were received from EME's issuance of senior notes, which were mostly used to repay $587 million of EME's outstanding senior notes, $999.8 million of Midwest Generation's second priority senior secured notes, $327.8 million of Midwest Generation's senior secured term loan facility. In June 2006, net proceeds of $1 billion were received from EME's issuance of senior notes, which were mostly used to repay $965 million of EME's outstanding senior notes. Tender premiums and related fees paid associated with the foregoing financings were $137 million and $136 million in 2007 and 2006, respectively.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations decreased $138 million in the first nine months of 2007, compared to the first nine months of 2006. The 2007 decrease was primarily due to net maturities and sales of marketable securities of $374 million in the first nine months of 2007, compared to net purchases of marketable securities of $184 million in the first nine months of 2006. Mostly offsetting this decrease was higher capital expenditures and turbine deposits (net of deposit refunds of $112 million) in 2007, compared to 2006, largely related to the wind projects. In addition, EME received proceeds of $43 million from the sale of 25% of its ownership interest in the San Juan Mesa project during the first quarter of 2006. During the first nine months of 2007, EME paid $17 million towards the purchase price of new wind projects. EME also paid $11 million and $18 million towards the purchase price of the Wildorado wind project during the second quarter of 2007 and first quarter of 2006, respectively.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at September 30, 2007, were as follows:

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's hedging and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these hedging and trading activities. At September 30, 2007, EMMT had deposited $51 million in cash with brokers in margin accounts in support of futures contracts and had deposited $58 million with counterparties in support of forward energy and transmission contracts. In addition, EME had issued letters of credit of $30 million in support of commodity contracts at September 30, 2007.

        Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2007, if wholesale energy prices increase or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of September 30, 2007 could increase by approximately $390 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At September 30, 2007, Midwest Generation had available $497 million of borrowing capacity under this credit facility. As of September 30, 2007, Midwest Generation had $28 million in loans receivable from EMMT for margin advances. In addition, EME has cash on hand and $508 million of borrowing capacity available under a $600 million working capital facility to provide credit support to subsidiaries. See "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At September 30, 2007, EME had corporate cash and cash equivalents and short-term investments of $973 million to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

Historical Distributions Received By EME

        The following table is presented as an aid in understanding the cash flow of EME's continuing operations and its various subsidiary holding companies which depend on distributions from subsidiaries and affiliates to fund general and administrative costs and debt service costs of recourse debt.

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Distributions from Consolidated Operating Projects:
Edison Mission Midwest Holdings (Illinois Plants)(1)	$475	$380
EME Homer City (Homer City facilities)	128	—
Holding companies of other consolidated operating projects	6	3
Distributions from Unconsolidated Operating Projects:
Edison Mission Energy Funding Corp. (Big 4 Projects)(2)	66	86
Holding company for Doga project	23	—
Sunrise Power Company	9	7
Holding companies for Westside projects	11	11
Holding companies of other unconsolidated operating projects	4	1

Total Distributions	$722	$488

(1)
Subsequent to September 30, 2007, Edison Mission Midwest Holdings made an additional distribution of $115 million.

(2)
The Big 4 projects consist of investments in the Kern River project, Midway-Sunset project, Sycamore project and Watson project. Distributions reflect the amount received by EME after debt service payments by Edison Mission Energy Funding Corp.

Intercompany Tax-Allocation Agreement

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. EME received tax-allocation payments from Edison International of $70 million and $159 million during the third quarters of 2007 and 2006, respectively. EME made cumulative tax-allocation payments, net of third quarter receipts, to Edison International of $86 million and $3 million during the first nine months of 2007 and 2006, respectively.

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2007 or for the twelve months ended September 30, 2007:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.23 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.81 to 1

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

Contractual Obligations and Contingencies

Contractual Obligations

Long-term Debt

        EME's long-term principal debt maturities plus interest payments as of September 30, 2007 were $72 million for the remainder of 2007, $297 million in 2008, $303 million in 2009, $288 million in 2010, $289 million in 2011, and $5.7 billion thereafter. These amounts have been updated primarily to reflect EME's financing activities completed during the second quarter of 2007. See "Management's Overview—Refinancing—Senior Notes Offering" for additional details.

Capital Improvements

        At September 30, 2007, EME's subsidiaries had firm commitments to spend approximately $193 million during the remainder of 2007, $175 million in 2008 and $5 million in 2009 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. Also included are expenditures for dust collection and mitigation systems and environmental improvements. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At September 30, 2007, EME had entered into agreements with vendors securing 522 wind turbines (1,185 MW) with remaining commitments of $123 million in 2007, $518 million in 2008, $416 million in 2009, and $49 million in 2010.

        In addition, EME had entered into an agreement to purchase five gas turbines and related equipment for an aggregate purchase price of approximately $145 million. During the second and third quarters of 2007, EME entered into change order agreements with the seller of the turbines that returned the deposits previously made and cancelled the remaining commitments. During the third quarter of 2007, EME received refunds totaling $112 million with respect to the five turbines.

Fuel Supply Contracts

        Midwest Generation and EME Homer City have entered into additional fuel purchase commitments during the first nine months of 2007. These additional commitments are currently estimated to be $15 million for the remainder of 2007, $215 million in 2008, $203 million in 2009, and $86 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These additional commitments are currently estimated to be $18 million for the remainder of 2007, $111 million for 2008, $76 million for 2009, and $77 million for 2010.

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EME believes that EMMT has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Settlement with Illinois Attorney General—

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

        On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement was subject to the passage of legislation which will, among other things, establish a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, and was signed by the Governor of Illinois on August 28, 2007.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The private class actions lawsuits described below remain pending.

        Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        The Wexler case and the Schafer case have been consolidated into a single proceeding by the U.S. District Court for the Northern District of Illinois, Eastern Division. The defendants' motions to dismiss the case remain pending.

        EME believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously both of the matters described above. However, at this time EME cannot predict the outcome of these matters.

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to EME for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

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

Air Quality Regulation

Clean Air Act

Illinois—

        On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement were conditioned upon the formal adoption of the CPS as an Illinois rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. The CPS was approved by the Joint Committee on Administrative Rules on August 14, 2007, and became final upon publication in the Illinois Register, which took place on September 7, 2007. It is now pending approval by the US EPA as part of the SIP. Midwest Generation believes that the CPS will provide greater predictability of the timing and amount of emissions reductions which will be required of the Illinois Plants for these pollutants through 2018.

Pennsylvania—

        The Pennsylvania SIP for the Clean Air Mercury Rule is pending approval by the US EPA. It was published in the Federal Register on September 18, 2007 and the comment period ended on October 15, 2007. The SIP is expected to become effective in 2010. EME Homer City intends to comply with the rule using its existing scrubber at one of its units, supplemented by a combination of carbon injection and coal washing at the other two units.

        The proposed Pennsylvania CAIR is expected to be approved by the Pennsylvania Environmental Quality Board in late 2007 and subsequently submitted to the US EPA for approval. EME Homer City will be subject to the Federal CAIR rule during 2009 and expects to be able to comply with the NOX requirement using its existing SCR system. The Pennsylvania CAIR, including both NOX and SO2 limits, is expected to become effective in 2010, at which time EME Homer City expects to purchase SO2 allowances.

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

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. EME had begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule, and those activities are continuing. Although the rule to be generated in the new rulemaking process could have a material impact on EME's operations, its compliance criteria have not yet been finalized, and EME cannot reasonably determine the financial impact at this time.

Illinois

        On October 26, 2007, the Illinois Environmental Protection Agency filed a proposed rule with the Illinois Pollution Control Board (PCB) that would establish new, more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford, Joliet and Will County stations all use water from the affected waterways for cooling purposes and the rule is expected to affect the manner in which those stations use water for station cooling.

        The proposed rule will be the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Midwest Generation intends to participate as a party in those proceedings and in any subsequent appellate proceedings. At this time, it is not possible to predict the final form of the rule, how it would impact the operation of the affected stations, or the possible compliance costs or liability.

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

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. The US EPA has recently announced that it plans to propose regulations to address carbon dioxide emissions as part of the Clean Air Act's New Source Review program. Even in the absence of federal regulation, states may begin to take into account carbon dioxide emissions when considering permits to construct or modify significant sources of such emissions. EME also believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50
April	48.91	43.16
May	44.49	39.96
June	39.76	34.80
July	43.40	51.82
August	57.97	54.76
September	39.68	31.87

Nine-Month Average	$45.40	$42.64

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2007:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2007
October	$37.76
November	36.60
December	42.36
2008 Calendar "strip"(2)	$46.80
2009 Calendar "strip"(2)	$48.70

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2007:

	2007	2008	2009	2010
Energy Only Contracts(1)
MWh	4,131,750	10,837,600	7,487,490	3,471,950
Average price/MWh(2)	$48.18	$61.36	$62.28	$62.62
Load Requirements Services Contracts
Estimated MWh(3)	1,862,231	5,613,433	1,631,859	—
Average price/MWh(4)	$63.63	$64.01	$63.65	$—
Total estimated MWh	5,993,981	16,451,033	9,119,349	3,471,950

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2007 and 2006:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2007	2006	2007	2006
January	$40.30	$48.67	$44.63	$54.57
February	64.27	49.54	73.93	56.39
March	55.00	53.26	61.02	58.30
April	52.42	48.50	58.74	49.92
May	48.12	44.71	53.89	48.55
June	45.88	38.78	60.19	45.78
July	48.23	53.68	58.89	63.47
August	55.44	58.60	71.00	76.57
September	48.90	33.26	60.14	34.40

Nine-Month Average	$50.95	$47.67	$60.27	$54.22

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2007:

24-Hour PJM West Hub Forward Energy Prices(1)
2007
October	$46.39
November	45.74
December	51.31
2008 Calendar "strip"(2)	$61.71
2009 Calendar "strip"(2)	$64.53

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at September 30, 2007:

	2007	2008	2009	2010
MWh	1,912,375	7,232,000	3,889,600	1,022,400
Average price/MWh(1)	$64.29	$60.87	$74.88	$77.80

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2007 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The first RPM auction took place in April 2007 and resulted in a fixed price for Midwest Generation and EME Homer City's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for Midwest Generation and EME Homer City's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. In October 2007, the third auction took place for the period from June 1, 2009 through May 31, 2010 and resulted in a fixed price for Midwest Generation of $102.04/MW-day. EME Homer City was segregated out of the "rest of market" location in PJM into MAAC+APS for a clearing price of $191.32/MW-day. EMMT sold net 4,614 MW of capacity from the Illinois Plants and net 1,670 MW of capacity from the Homer City facilities. A subsequent auction will be conducted in January 2008 to auction capacity for the period from June 1, 2010 through May 31, 2011.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In October 2007, Midwest Generation sold 715 MW of capacity at a fixed price of $71.46/MW per day for the period from June 1, 2009 through May 31, 2010. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all of its available capacity (unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents net in the table below.

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery periods from June 1, 2007 through May 31, 2008 and June 1, 2008 through May 31, 2009. EME Homer City is not receiving the RPM auction clearing price for this previously sold capacity. The price EME Homer City is receiving for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at September 30, 2007:

	October 1, 2007 to May 31, 2008		June 1, 2008 to May 31, 2009
	Midwest Generation	EME Homer City	Midwest Generation	EME Homer City
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,596	786	3,283	820
Price per MW-day	$40.80	$40.80	$111.92	$111.92
Non-unit Specific Capacity Sales
MW	500	—	880	—
Price per MW-day	$21.31	—	$64.35	—
Variable Capacity Sales
MW	—	885	—	891
Expected Price per MW-day(1)	—	$66.72	—	$72.11

(1)
Actual contract price is a function of NYISO capacity auction clearing prices. Capacity price per MW-day is based on forward over-the-counter NYISO prices on September 28, 2007.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements,

transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15%, compared to 12% during the nine months ended September 30, 2006. The monthly average difference during the 12 months ended September 30, 2007 ranged from 6% to 24%. In contrast to the Homer City facilities, during the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants, although the implementation of marginal losses on June 1, 2007 has lowered energy prices at the Illinois Plants busbars.

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

Coal and Transportation Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at September 30, 2007 for the remainder of 2007 and the following three years.

	Amount of Coal Under Contract in Millions of Tons(1)
	October through December 2007	2008	2009	2010
Illinois Plants	5.0	14.6	11.7	11.7
Homer City facilities	1.4	4.4	3.5	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during the first nine months of 2007 from 2006 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $46.25 per ton at September 28, 2007 from $43.00 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 increase in the NAPP coal price was in line with normal market price volatility. The price of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased to $10.55 per ton at September 28, 2007 from $9.90 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 fluctuations in PRB coal prices were in line with normal market price volatility.

        EME has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. EME is exposed to price risk related to higher transportation rates after the expiration of its existing transportation contracts. Current transportation rates for PRB coal are higher than the existing rates under contract (transportation costs are more than 50% of the delivered cost of PRB coal to the Illinois Plants).

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances, and Illinois and Pennsylvania regulations implemented the federal NOX SIP Call requirement. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to the emission allowances that have been or are allocated to these plants. EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. The average price of purchased SO2 allowances decreased to $521 per ton during the first nine months of 2007 from $664 per ton during 2006. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $558 per ton as of October 31, 2007.

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

        The following table summarizes unrealized gains (losses) from non-trading activities for the third quarters of 2007 and 2006 and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges
Illinois Plants	$—	$5	$(18)	$15
Homer City	(1)	(2)	—	—
Ineffective portion of cash flow hedges
Illinois Plants	(8)	1	(8)	2
Homer City	(2)	18	(5)	20

Total unrealized gains (losses)	$(11)	$22	$(31)	$37

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments (used in) EME's continuing operations for purposes other than trading, by risk category (in millions):

	September 30, 2007	December 31, 2006
Commodity price:
Electricity	$(35)	$184

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The change in fair value of electricity contracts at September 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at September 30, 2007, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME's commodity derivative assets and liabilities as of September 30, 2007 (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(35)	$(23)	$(12)	$—	$—

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of September 30, 2007 and December 31, 2006, are set forth below (in millions):

	September 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Electricity	$137	$18	$313	$207
Other	—	1	5	—

Total	$137	$19	$318	$207

        The change in the fair value of trading contracts for the nine months ended September 30, 2007, was as follows (in millions):

Fair value of trading contracts at January 1, 2007	$111
Net gains from energy trading activities	108
Amount realized from energy trading activities	(97)
Other changes in fair value	(4)

Fair value of trading contracts at September 30, 2007	$118

        Quoted market prices are used to determine the fair value of the financial instruments related to energy trading activities, except for the power sales agreement with an unaffiliated electric utility that EME's subsidiary purchased and restructured and a long-term power supply agreement with another unaffiliated party. EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using a discount rate equal to the cost of borrowing the non-recourse debt incurred to finance the purchase of the power supply agreement. The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of September 30, 2007) (in millions):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$36	$31	$5	$—	$—
Prices based on models and other valuation methods	82	4	14	21	43

Total	$118	$35	$19	$21	$43

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

        The credit risk exposure from counterparties of merchant energy activities (excluding load requirements services contracts) are measured as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting hedging and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At September 30, 2007, the amount of exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	September 30, 2007
(in millions)
A or higher	$44
A-	42
BBB+	54
BBB	26
BBB-	3
Below investment grade	—

Total	$169

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 51% of EME's consolidated operating revenues for the nine months ended September 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At September 30, 2007, EME's account receivable due from PJM was $92 million.

        Beginning in January 2007, EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 19% of EME's consolidated operating revenues during the nine months ended September 30, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. As a result, Commonwealth Edison is required to pay EME twice a month for sales under these contracts. At September 30, 2007, EME's account receivable due from Commonwealth Edison was $21 million.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.8 billion at September 30, 2007, compared to the carrying value of $3.8 billion.

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

Illinois Auction Challenges

        Legal actions, including a complaint at the FERC by the Illinois Attorney General and two class action lawsuits, have been instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement with the Illinois Attorney General. Enacting legislation for the settlement was signed on August 28, 2007. As part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The class actions have been consolidated and motions to dismiss are pending. For further discussion, see "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies—Challenges of Illinois Power Procurement Auction Results."

PJM Matters

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

Changes in Internal Control Over Financial Reporting

        There were changes as described below in EME's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

        During the third quarter of 2007, EME implemented a series of SAP ERP modules, including a new general ledger and chart of accounts and new consolidation, reporting, and accounts payable. In addition, procurement and materials management systems were implemented for the Illinois Plants and the Homer City facilities. EME's human resources module will be implemented in 2008 as part of Edison International's ERP implementation. The introduction of these ERP modules and the related workflow capabilities resulted in changes to EME's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Therefore, as appropriate, EME is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in EME's internal control over financial reporting.

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

Midwest Generation Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to EME for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EME believes that EMMT has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

EDISON MISSION ENERGY
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	November 2, 2007

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
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  MARKET RISK EXPOSURES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES