Form 10-Q
period 2008-03-31
EDISON MISSION ENERGY
filed 2008-05-08
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

        Number of shares outstanding of the registrant's Common Stock as of May 8, 2008: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 141(R)	Statement of Financial Accounting Standards No. 141(R), "Business Combinations"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"

ii

SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues	$719	$673
Operating Expenses
Fuel	187	176
Plant operations	136	132
Plant operating leases	44	44
Depreciation and amortization	44	35
Gain on buyout of contract and sale of assets (Note 8)	(16)	—
Administrative and general	48	39

Total operating expenses	443	426

Operating income	276	247

Other Income (Expense)
Equity in income from unconsolidated affiliates	12	26
Dividend income	1	1
Interest income	8	24
Interest expense	(71)	(60)
Other income (expense), net	6	(1)

Total other income (expense)	(44)	(10)

Income from continuing operations before income taxes	232	237
Provision for income taxes	82	84

Income From Continuing Operations	150	153
Income (loss) from operations of discontinued subsidiaries, net of tax (Note 5)	(5)	3

Net Income	$145	$156

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Income	$145	$156
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $92 and $115 for the three months ended March 31, 2008 and 2007, respectively	(138)	(169)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $6 and $(12) for the three months ended March 31, 2008 and 2007, respectively	(8)	15

Other comprehensive loss	(146)	(154)

Comprehensive Income (Loss)	$(1)	$2

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$1,129	$994
Short-term investments	34	81
Accounts receivable—trade	260	224
Receivables from affiliates	16	35
Inventory	156	149
Derivative assets	29	56
Margin and collateral deposits	111	85
Deferred taxes	118	21
Prepaid expenses and other	106	89

Total current assets	1,959	1,734

Investments in Unconsolidated Affiliates	377	387

Property, Plant and Equipment	5,039	4,942
Less accumulated depreciation and amortization	1,094	1,053

Net property, plant and equipment	3,945	3,889

Other Assets
Deferred financing costs	40	41
Long-term derivative assets	91	91
Restricted cash	45	48
Rent payments in excess of levelized rent expense under plant operating leases	765	716
Other long-term assets	381	366

Total other assets	1,322	1,262

Total Assets	$7,603	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2008	December 31, 2007
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$103	$73
Payables to affiliates	60	17
Accrued liabilities	268	289
Derivative liabilities	168	28
Interest payable	98	30
Current maturities of long-term obligations	13	17

Total current liabilities	710	454

Long-term obligations net of current maturities	3,881	3,806
Deferred taxes and tax credits	361	351
Deferred revenues	65	65
Long-term derivative liabilities	95	88
Other long-term liabilities	532	543

Total Liabilities	5,644	5,307

Minority Interest	41	42

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of March 31, 2008 and December 31, 2007	64	64
Additional paid-in capital	1,327	1,326
Retained earnings	736	596
Accumulated other comprehensive loss	(209)	(63)

Total Shareholder's Equity	1,918	1,923

Total Liabilities and Shareholder's Equity	$7,603	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$145	$156
Less: Income (loss) from discontinued operations	5	(3)

Income from continuing operations, net	$150	$153
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(12)	(25)
Distributions from unconsolidated affiliates	15	23
Depreciation and amortization	46	39
Deferred taxes and tax credits	11	(22)
Gain on buyout of contract and sale of assets	(16)	—
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(27)	(13)
Decrease (increase) in accounts receivable	(17)	9
Increase in inventory	(7)	(2)
Decrease (increase) in prepaid expenses and other	(6)	48
Increase in rent payments in excess of levelized rent expense	(49)	(48)
Increase in accounts payable and other current liabilities	50	11
Increase in interest payable	68	52
Increase in derivative assets and liabilities	(71)	(112)
Other operating—assets	(7)	—
Other operating—liabilities	6	10

Operating cash flow from continuing operations	134	123
Operating cash flow from discontinued operations	(5)	3

Net cash provided by operating activities	129	126

Cash Flows From Financing Activities
Borrowings on long-term debt	76	30
Payments on long-term debt agreements	(6)	(54)
Cash dividends to parent	—	(26)
Payments to affiliates related to stock-based awards	(5)	(21)
Excess tax benefits related to stock-based awards	1	6
Financing costs	(1)	—

Net cash provided by (used in) financing activities	65	(65)

Cash Flows From Investing Activities
Capital expenditures	(117)	(130)
Proceeds from return of capital, loan repayments and sale of assets	8	10
Purchase of interest of acquired companies	—	(4)
Purchase of short-term investments	—	(25)
Maturities and sales of short-term investments	47	108
Decrease in restricted cash	2	36
Proceeds from (investments in) other assets	1	(62)

Net cash used in investing activities	(59)	(67)

Net increase (decrease) in cash and cash equivalents	135	(6)
Cash and cash equivalents at beginning of period	994	1,213

Cash and cash equivalents at end of period	$1,129	$1,207

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME's significant accounting policies were described in Note 1 to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2008 as discussed below in "—Margin and Collateral Deposits" and "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of FIN No. 39-1. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Short-term Investments

        At March 31, 2008 and December 31, 2007, EME had classified all marketable debt securities as held-to-maturity. The securities were carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Commercial paper	$3	$32
Certificates of deposit	29	41
Treasury bills	2	7
Corporate bonds	—	1

Total	$34	$81

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Coal and fuel oil	$105	$100
Spare parts, materials and supplies	51	49

Total	$156	$149

Margin and Collateral Deposits

        Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. See "—New Accounting Pronouncements—Accounting Principle's Adopted—FASB Staff Position FIN No. 39-1" for a discussion of EME's adoption of FIN No. 39-1. In accordance with FIN No. 39-1, EME presents a portion of its margin and cash collateral deposits net with its derivative positions on EME's consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $134 million and $36 million at March 31, 2008 and December 31, 2007, respectively. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $6 million at March 31, 2008.

New Accounting Pronouncements

Accounting Principles Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. EME adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on EME's consolidated balance sheets, but had no impact on EME's consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in net assets (margin and collateral deposits) of $36 million. The consolidated statements of cash flows for the three months ended March 31, 2007 has been retroactively restated to reflect the balance sheet changes, which had no impact on total operating cash flow from continuing operations.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115," which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. EME adopted this pronouncement effective January 1, 2008. The adoption had no impact because EME did not make an optional election to report additional financial assets and liabilities at fair value.

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. EME adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion see Note 2—Fair Value Measurements.

Accounting Principles Not Yet Adopted

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

Statement of Financial Accounting Standards No. 160—

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. EME will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, EME will reclassify minority interest to a component of shareholder's equity (at March 31, 2008 this amount was $41 million).

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. EME will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on EME's consolidated results of operations, financial condition or cash flows.

Note 2. Fair Value Measurements

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk.

        The standard establishes a hierarchy for fair value measurements. Financial assets and liabilities carried at fair value on a recurring basis are classified and disclosed in the three categories outlined below:

  •
  Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

  •
  Level 2—Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

  •
  Level 3—Unobservable inputs using data that is not corroborated by market data and primarily based on internal company analysis.

        EME's assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts).

        Level 1 includes derivatives that are exchange traded. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes non-exchange traded derivatives using over-the-counter markets. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

        Level 3 includes derivatives that trade infrequently such as firm transmission rights and over-the-counter derivatives at illiquid locations and long-term power agreements. Where EME does not have observable market prices, EME believes that the transaction price is the best estimate of fair value at inception. For illiquid firm transmission rights, EME reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit and liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods.

        In circumstances where EME cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME continues to assess valuation methodologies used to determine fair value.

        When appropriate, valuations are adjusted for various factors including liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

        The following table sets forth EME's financial assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total at March 31, 2008
	(in millions)
Assets at Fair Value Derivative contracts	$—	$18	$120	$(6)	$132
Liabilities at Fair Value Derivative contracts	$(91)	$(309)	$(9)	$134	$(275)

(1)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME's Level 3 derivative contracts, net for the three months ended March 31, 2008.

(in millions)
Fair value of derivative contracts, net at January 1, 2008	$120
Total realized/unrealized gains (losses):
Included in earnings(1)	33
Included in accumulated other comprehensive loss	(2)
Purchases and settlements, net	(37)
Transfers out of Level 3	(3)

Fair value of derivative contracts, net at March 31, 2008	$111

Change during the period in unrealized gains (losses) related to derivative contracts, net held at March 31, 2008(1)	$(4)

(1)
Reported in "Operating Revenues" on EME's consolidated statements of income.

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(60)	$(3)	$(63)
Current period change	(146)	—	(146)

Balance at March 31, 2008	$(206)	$(3)	$(209)

(1)
For further detail, see Note 6—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2008, included unrealized losses on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than the contract prices. As EME's hedged positions for continuing operations are realized, $149 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of $13 million and $1 million during the first quarters of 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in operating revenues in EME's consolidated income statements.

Note 4. Variable Interest Entities

        EME has a number of wind projects that were consolidated in accordance with FIN 46(R). These projects were funded with nonrecourse debt totaling $23 million at March 31, 2008. Properties serving as collateral for these loans had a carrying value of $64 million ($53 million and $11 million are classified as property, plant and equipment and prepaid expenses and other, respectively, on EME's consolidated balance sheet at March 31, 2008).

        EME completed a review of the application of FIN 46(R) to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of March 31, 2008, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $336 million as of March 31, 2008.

Note 5. Discontinued Operations

Lakeland Project

        EME received a payment of £0.4 million (approximately $0.8 million) and £4 million (approximately $8 million) in the first quarters of 2008 and 2007, respectively. The after-tax income attributable to the Lakeland project was $0.5 million and $5 million for the first quarters of 2008 and 2007, respectively.

Summarized Financial Information for Discontinued Operations

	Three Months Ended March 31,
	2008	2007
	(in millions)
Income (loss) before income taxes and minority interest	$(6)	$6
Provision (benefit) for income taxes	(1)	3
Income (loss) from operations of discontinued subsidiaries	(5)	3

Note 6. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2008, EME had made no contributions to its pension plans and estimates to make $21 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$5	$4
Interest cost	4	3
Expected return on plan assets	(3)	(2)

Total expense	$6	$5

Postretirement Benefits Other Than Pensions

        As of March 31, 2008, EME had made no contributions to its postretirement benefits other than pensions and estimates to make $2 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$1	$1
Interest cost	1	1

Total expense	$2	$2

Note 7. Income Taxes

        EME's income tax provision from continuing operations was $82 million and $84 million for the three months ended March 31, 2008 and 2007, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the three months ended March 31, 2008 and 2007, EME recognized $9 million and $5 million, respectively, of production tax credits related to wind projects and $2 million during each of the first quarters of 2008 and 2007 related to estimated state income tax benefits allocated from Edison International.

Note 8. Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2008, EME's subsidiaries had firm commitments to spend approximately $240 million during the remainder of 2008 and $4 million in 2009 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        At March 31, 2008, EME had entered into agreements with vendors securing 483 wind turbines (1,076 MW) for an aggregate purchase price of $1.3 billion, with remaining commitments of $474 million in 2008, $540 million in 2009 and $49 million in 2010. At March 31, 2008, EME had recorded wind turbine deposits of $197 million included in other long-term assets in its consolidated balance sheet.

        In addition, EME had 30 wind turbines (90 MW) in temporary storage to be used for future wind projects with remaining commitments of $3 million in 2008. At March 31, 2008, EME had recorded $84 million related to these wind turbines included in other long-term assets in its consolidated balance sheet.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $20 million.

Standby Letters of Credit

        At March 31, 2008, standby letters of credit aggregated $90 million and were scheduled to expire as follows: $75 million in 2008 and $15 million in 2009.

Guarantees and Indemnities

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, guarantees of debt and indemnifications.

Tax Indemnity Agreements

        In connection with the sale-leaseback transactions related to the Homer City facilities in Pennsylvania, the Powerton and Joliet Stations in Illinois, and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation continues to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 211 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2008. Midwest Generation had recorded a $54 million liability at March 31, 2008 related to this matter.

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

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2008, EME had recorded a liability of $108 million related to these matters.

        In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2008, EME had recorded a liability of $13 million related to these matters.

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. The obligations under this indemnification agreement as of March 31, 2008, if payment were required, would be $67 million. EME has not recorded a liability related to this indemnity.

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

Midwest Generation Potential Environmental Proceeding

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice (DOJ) are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

        At March 31, 2008, Midwest Generation had recorded an $11 million receivable related to insurance claims from unplanned outages, of which $6 million relates to business interruption insurance coverage and has been reflected in other income (expense), net in EME's consolidated statements of income.

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

        With respect to EME's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at March 31, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position. See "Note 12. Commitments and Contingencies—Environmental Matters and Regulations" in EME's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of EME's environmental contingencies.

Note 9. Supplemental Cash Flows Information

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash paid
Interest (net of amount capitalized)	$47	$12
Income taxes	60	5
Cash payments under plant operating leases	92	92
Details of assets acquired
Fair value of assets acquired	$—	$23
Liabilities assumed	—	—

        In connection with certain wind projects acquired during March 2007, the purchase price included payments that were due upon the start and/or completion of construction. Accordingly, EME accrued for estimated payments during the first quarter of 2007 which were due upon commencement of construction in 2007 and/or completion of construction scheduled during 2008.

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

  •
  the cost and availability of fuel and fuel transportation services;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of EME's annual report on Form 10-K for the year ended December 31, 2007. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME's business. Forward-looking statements speak only as of the date they are made, and EME is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2007, and as compared to the first quarter ended March 31, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2007.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

Management's Overview

Net Income Summary

        Net income is comprised of the following components:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Income from continuing operations	$150	$153
Income (loss) from discontinued operations	(5)	3

Net Income	$145	$156

        EME's decrease in income from continuing operations in the first quarter of 2008, compared to the first quarter of 2007 was primarily attributable to higher net interest expense, lower income from the Homer City facilities and the Big 4 projects and higher costs associated with EME's growth activities. These decreases were mostly offset by higher gross margin and the buyout of a coal contract at the Illinois Plants together with higher energy trading income.

        See "Results of Operations" for further discussion of EME's operating results.

Growth Activities

Renewable Energy

        At March 31, 2008, EME had 566 MW of wind projects in service and another 447 MW of wind projects under construction, with scheduled completion dates during 2008. As of the same date, EME had a development pipeline of potential wind projects with an estimated installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. This development pipeline is supported by turbine purchase commitments and turbines in storage totaling 1,166 MW for new wind projects. The majority of the turbines are scheduled to be delivered before the end of 2009.

        During the first quarter of 2008, EME commenced pre-construction activities (approximately $55 million committed to date) for a 240 MW planned wind project in Illinois, referred to as the Big Sky project. The project plans to sell electricity into the PJM market as a merchant generator. Pre-construction activities will be limited to equipment purchases, site development and interconnection activities, pending resolution of wind turbine performance issues noted below. Commercial operations of the Forward wind project (29 MW) and Phase I of the Goat Mountain wind project (80 MW) commenced during April 2008.

Thermal Energy

        During the first quarter of 2008, a subsidiary of EME was awarded through a competitive bidding process a ten-year power sales contract with Southern California Edison Company for the output of a 479 MW gas-peaking facility located in the City of Industry, California, which is referred to as the Walnut Creek project. The power sales agreement is subject to approval of the California Public Utilities Commission (CPUC) which Southern California Edison Company requested on April 4, 2008. CPUC approval is expected to be granted by late 2008. As an affiliate transaction, the contract is also subject to FERC approval, which was requested on May 2, 2008. Deliveries under the power sales agreement are expected to commence in 2013. Subsequent to March 31, 2008, EME and its subsidiary entered into an agreement to purchase major equipment for the project and, subsequently made equipment deposits of $21 million. The total project costs, excluding interest during construction, are estimated in the range of $500 million to $600 million.

Wind Turbines Performance Issues

        Included as part of the wind projects or turbine purchase commitments described above, EME has purchased 475 turbines from Suzlon Wind Energy Corporation (Suzlon) and 71 turbines from Clipper Turbine Works, Inc. (Clipper). Rotor blade cracks were identified on certain Suzlon wind turbines, and rotor blade and gearbox problems were identified on certain Clipper wind turbines. Clipper has commenced its remediation plans that are designed to correct the current deficiencies, at its cost. EME is continuing to work with Suzlon to analyze the root causes of the performance issues and address commercial matters that result from the impact of these issues on EME and its projects. For further discussion, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources—Capital Expenditures—Wind Turbine Performance Issues" of EME's annual report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

        For a discussion of EME's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" of EME's annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the first quarters of 2008 and 2007, and is organized under the following headings:

Page
Results of Continuing Operations	20
Results of Discontinued Operations	27
New Accounting Pronouncements	27

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

        The following section provides a summary of the operating results for the first quarters of 2008 and 2007 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Project Earnings (Losses) Before Income Taxes(1)
Consolidated operations
Illinois Plants	$253	$189
Homer City	55	64
Energy Trading(2)	41	26
San Juan Mesa	2	2
Minnesota Wind projects	1	1
Storm Lake	2	2
Wildorado	4	—
Other	(2)	1
Unconsolidated affiliates
Big 4 projects	8	18
Sunrise	(1)	(2)
Doga	—	4
Other	4	5

	367	310
Corporate interest income	7	20
Corporate interest expense	(90)	(55)
Corporate administrative and general	(40)	(32)
Other income (expense), net	(3)	(1)

	$241	$242

(1)
Project earnings are equal to income from continuing operations before income taxes, except with respect to wind projects, which also include production tax credits. Wind project earnings, including the production tax credits set forth in the table below, were $7 million and $5 million for the first quarters of 2008 and 2007, respectively. The project earnings for the wind projects include $9 million and $5 million of production tax credits for the first quarters of 2008 and 2007, respectively. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings represent a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes and minority interest under GAAP:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Project earnings	$241	$242
Less: Production tax credits	(9)	(5)

Income from continuing operations before income taxes	$232	$237

(2)
Income from energy trading represents the gains recognized from price changes related to contracts for electricity, fuels and transmission congestion. The overhead cost of energy trading is included in administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating Revenues	$468	$431
Operating Expenses
Fuel	118	109
Gain on sale of emission allowances(1)	(2)	(4)
Plant operations	94	89
Plant operating leases	19	19
Depreciation and amortization	25	25
Gain on buyout of contract and disposal of assets	(16)	—
Administrative and general	6	5

Total operating expenses	244	243

Operating Income	224	188

Other Income (Expense)
Interest income on note receivable from EME	28	28
Interest income (expense) and other	1	(27)

Total other income (expense)	29	1

Income Before Taxes	$253	$189

Statistics
Generation (in GWh):
Energy only contracts	6,538	6,698
Load requirements services contracts	1,845	1,932

Total	8,383	8,630
Aggregate plant performance:
Equivalent availability(2)	82.5%	88.0%
Capacity factor(3)	70.3%	71.2%
Load factor(4)	85.3%	80.9%
Forced outage rate(5)	11.8%	5.9%
Average realized price/MWh:
Energy only contracts(6)	$53.16	$49.06
Load requirements services contracts(7)	$62.35	$61.89
Capacity revenue only (in millions)	$9	$2
Average fuel costs/MWh	$14.08	$12.63

(1)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $2 million during the first quarter of 2008. These sales reduced operating expenses. EME recorded $1 million and eliminated $1 million of intercompany profit during the first quarter of 2008 on emission allowances sold. The amount eliminated represents emission allowances not yet used by the Homer City facilities at March 31, 2008. In addition, EME recorded $2 million and $4 million of intercompany profit during the first quarters of 2008 and 2007, respectively, on emission allowances sold by the Illinois Plants to the Homer City facilities in the fourth quarters of 2007 and 2006, respectively, but not used by the Homer City facilities until the first quarters of 2008 and 2007, respectively.

(2)
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

(4)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(5)
Midwest Generation refers to unplanned maintenance as a forced outage.

(6)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less (plus) unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$468	$431
Less (plus):
Load requirements services contracts	(115)	(119)
Unrealized losses	5	22
Other revenues	(10)	(5)

Realized revenues	$348	$329

Generation (in GWh)	6,538	6,698
Average realized energy price/MWh	$53.16	$49.06
(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

        Earnings from the Illinois Plants increased $64 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 increase in earnings was primarily attributable to higher gross margin as compared to 2007, a gain of $15 million recorded in 2008 related to the buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion), and estimated insurance recovery of approximately $6 million primarily related to the outages at the Powerton Station described below. In addition, Midwest Generation had lower interest expense in 2008 due to repayment of debt in May 2007. The increase in gross margin was affected by the following factors: (1) lower unrealized losses in 2008 related to hedge contracts described below, (2) higher average realized energy and capacity prices due to higher market prices, (3) lower generation from unplanned outages, and (4) higher coal and transportation costs per megawatt hour in 2008 mainly due to cost escalations included in the transportation contracts.

        Included in operating revenues were unrealized losses of $5 million and $22 million for the first quarters of 2008 and 2007, respectively. Unrealized losses are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2008, power prices increased, resulting in mark-to-market losses on economic hedges. At March 31, 2008, unrealized losses of $23 million were recognized from economic hedges and from the ineffective portion of cash flow hedges related to subsequent periods. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $28 million for each of the first quarters of 2008 and 2007, related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Powerton Station Outage—

        On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. At March 31, 2008, Midwest Generation had recorded an $11 million receivable primarily related to these claims.

Homer City

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating Revenues	$185	$198
Operating Expenses
Fuel(1)	72	72
Plant operations	29	34
Plant operating leases	25	25
Depreciation and amortization	4	3
Administrative and general	1	1

Total operating expenses	131	135

Operating Income	54	63

Other Income (Expense)
Interest and other income	1	2
Interest expense	—	(1)

Total other income	1	1

Income Before Taxes	$55	$64

Statistics
Generation (in GWh)	3,192	3,293
Equivalent availability(2)	87.5%	86.5%
Capacity factor(3)	77.5%	80.8%
Load factor(4)	88.5%	93.3%
Forced outage rate(5)	9.5%	5.8%
Average realized energy price/MWh(6)	$55.94	$57.86
Capacity revenue only (in millions)	$8	$6
Average fuel costs/MWh	$22.57	$21.81

(1)
Included in fuel costs were $5 million and $6 million during the quarters ended March 31, 2008 and 2007, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

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

(4)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(5)
Homer City refers to unplanned maintenance as a forced outage.

(6)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less (plus) unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) total generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$185	$198
Less (plus):
Unrealized losses (gains)	1	(1)
Other revenues	(8)	(6)

Realized revenues	$178	$191

Generation (in GWh)	3,192	3,293
Average realized energy price/MWh	$55.94	$57.86

        Earnings from Homer City decreased $9 million for the first quarter of 2008, compared to the first quarter of 2007. The 2008 decrease was primarily attributable to lower operating revenues attributable to lower average realized energy prices and lower generation (particularly off-peak) as compared to 2007. Higher forced outages in 2008 contributed to lower generation.

        Included in operating revenues were unrealized gains (losses) from hedging activities of $(1) million and $1 million for the first quarters of 2008 and 2007, respectively. Unrealized gains (losses) were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At March 31, 2008, unrealized losses of $22 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

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

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges and from independent system operators. Earnings from energy trading activities were $41 million and $26 million for the first quarters ended March 31, 2008 and 2007, respectively. The 2008 increase in earnings from energy trading activities was primarily attributable to increased revenues from energy trading in the over-the-counter markets and power sales into New York.

Wildorado

        Earnings from the Wildorado wind project were $4 million for the first quarter of 2008. EME had no comparable results from the Wildorado wind project for the first quarter of 2007. Commercial operation of the Wildorado wind project commenced during April 2007.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $10 million for the first quarter of 2008, compared to the first quarter of 2007. The 2008 decrease in earnings was primarily due to lower earnings from the Sycamore and Watson projects due to lower pricing and, for the Kern River project, due to a planned outage in 2008. For further discussion regarding power sales from the Sycamore and Watson projects, refer to "Item 1. Business—Overview of Facilities—Big 4 Projects" of EME's annual report on Form 10-K for the year ended December 31, 2007.

        Earnings from the Watson project are based on revised pricing effective January 1, 2008. Watson Cogeneration and Southern California Edison Company have disputed the commencement date of the prior contract which in turn affected the expiration date (Watson Cogeneration's position is April 2008 whereby Southern California Edison Company's position is December 2007). Watson is considering filing a claim for recovery of lost profits due to the early expiration date.

Doga

        Earnings from the Doga project decreased $4 million for the first quarter of 2008, compared to the first quarter of 2007. The decrease in earnings was attributable to EME accounting for its ownership in the Doga project, effective March 31, 2007, on the cost method (earnings are recognized when cash is distributed from the project).

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Interest Income

        EME corporate interest income decreased $13 million for the first quarter of 2008, compared to the first quarter of 2007. The decrease was primarily attributable to lower average short-term investment balances and lower interest rates in 2008 compared to 2007.

Corporate Interest Expense

	Three Months Ended March 31,
	2008	2007
	(in millions)
Interest expense to third parties	$61	$26
Interest expense to Midwest Generation(1)	29	29

Total corporate interest expense	$90	$55

(1)
Includes interest expense of EMMT related to loans from Midwest Generation for margining.

Interest Expense to Third Parties

        EME's interest expense to third parties, before capitalized interest, increased $37 million for the first quarter of 2008, compared to the first quarter of 2007. The increase primarily resulted from EME's refinancing activities in May 2007. Capitalized interest increased $2 million for the first quarter of 2008, compared to the first quarter of 2007, due to wind projects under construction.

Corporate Administrative and General Expenses

        Administrative and general expenses increased $8 million for the first quarter of 2008, compared to the first quarter of 2007. The increase was primarily due to higher labor costs and consulting expenses resulting from EME's growth activities.

Income Taxes

        EME's income tax provision from continuing operations was $82 million and $84 million for the three months ended March 31, 2008 and 2007, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. See "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement." During the three months ended March 31, 2008 and 2007, EME recognized $9 million and $5 million, respectively, of production tax credits related to wind projects and $2 million during each of the first quarters of 2008 and 2007 related to estimated state income tax benefits allocated from Edison International.

Results of Discontinued Operations

        Income (loss) from discontinued operations, net of tax, was $(5) million and $3 million for the first quarters of 2008 and 2007, respectively. The loss in 2008 was primarily due to adjustments for foreign exchange losses and interest expense associated with contract indemnities related to EME's sale of its international projects in December 2004. The income in 2007 was largely attributable to distributions received from the Lakeland project. For further discussion regarding the Lakeland project, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Results of Discontinued Operations" of EME's annual report on Form 10-K for the year ended December 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2007.

EME's Liquidity

        At March 31, 2008, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.2 billion, EME had a total of $515 million of available borrowing capacity under its $600 million corporate credit facility, and Midwest Generation had a total of $422 million of available borrowing capacity under its $500 million working capital facility. EME's consolidated debt at March 31, 2008 was $3.9 billion. In addition, EME's subsidiaries had $3.8 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 27 years.

Capital Expenditures

        At March 31, 2008, the estimated capital expenditures through 2010 by EME's subsidiaries related to existing projects, corporate activities and turbine commitments were as follows:

	April through December 2008	2009	2010
	(in millions)
Illinois Plants
Plant capital expenditures	$56	$73	$44
Environmental expenditures	53	58	246
Homer City Facilities
Plant capital expenditures	25	34	26
Environmental expenditures	12	9	8
New Projects
Projects under construction	142	4	—
Turbine commitments	484	651	117
Other capital expenditures	45	14	8

Total	$817	$843	$449

Expenditures for Existing Projects

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, railroad interconnection, replacement of major boiler components, mill inerting projects and ash site disposal development. Environmental expenditures relate to environmental projects such as mercury emission monitoring and control and a selenium removal system at the Homer City facilities and various projects at the Illinois Plants to achieve specified emissions reductions such as installation of mercury controls. EME plans to fund these expenditures with debt financings, cash on hand or cash generated from operations. For further discussion regarding these and possible additional capital expenditures, including environmental control equipment at the Homer City facilities, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Significant Industry and EME Developments—Environmental Regulations Affecting Coal Plants," "Management's Overview—Significant Industry and EME Developments—Increase in Equipment and Construction Costs," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule—Illinois," and "—Environmental Matters and Regulations—Air Quality Regulation—Mercury Regulation" of EME's annual report on Form 10-K for the year ended December 31, 2007.

Expenditures for New Projects

        EME expects to make substantial investments in new projects during the next several years. At March 31, 2008, EME had committed to purchase turbines (as reflected in the above table of capital expenditures) for wind projects that aggregate 1,076 MW. The turbine commitments generally represent approximately two-thirds of the total capital costs of EME's wind projects. As of March 31, 2008, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits, an interconnection agreement(s) or other agreements necessary to support an investment. There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations increased $11 million in the first quarter of 2008, compared to the first quarter of 2007. The increase was due to timing of cash receipts and disbursements related to working capital items.

Consolidated Cash Flows from Financing Activities

        Cash provided by financing activities from continuing operations increased $130 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 increase was primarily attributable to increased borrowings under Midwest Generation's credit facility and lower debt and dividend payments made in 2008, compared to 2007.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations decreased $8 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 decrease was primarily due to lower capital expenditures and turbine deposits in 2008, compared to 2007. Partially offsetting this decrease was lower net maturities and sales of marketable securities in 2008, compared to 2007.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at March 31, 2008, were as follows:

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's hedging and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these hedging and trading activities. At March 31, 2008, EMMT had deposited $32 million in cash with brokers in margin accounts in support of futures contracts and had deposited $79 million with counterparties in support of forward energy and transmission contracts.

In addition, EME had issued letters of credit of $17 million in support of commodity contracts at March 31, 2008.

        Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2008, if wholesale energy prices increase or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of March 31, 2008 could increase by approximately $470 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At March 31, 2008, Midwest Generation had available $422 million of borrowing capacity under this credit facility. As of March 31, 2008, Midwest Generation had $105 million in loans receivable from EMMT for margin advances. In addition, EME has cash on hand and $515 million of borrowing capacity available under a $600 million working capital facility to provide credit support to subsidiaries. See "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At March 31, 2008, EME had corporate cash and cash equivalents and short-term investments of $822 million to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at March 31, 2008 or for the 12 months ended March 31, 2008:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.23 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.79 to 1

        For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend

Restrictions in Major Financings" of EME's annual report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $20 million.

Off-Balance Sheet Transactions

        For a discussion of EME's off-balance sheet transactions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions" of EME's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report.

Environmental Matters and Regulations

        For a discussion of EME's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME's annual report on Form 10-K for the year ended December 31, 2007 and the notes to the consolidated financial statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report, except as follows:

Air Quality Regulation

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule is expected to become effective during the second quarter of 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Based on 2005-2007 data, Chicago is likely to be in non-attainment with the new standard. Available data indicates that the area in which the Homer City facilities are located is likely to be in attainment. EME intends to consider the new standards as part of its overall plan for environmental compliance.

Climate Change

        On February 28, 2008, the Native Village of Kivalina and the City of Kivalina, located off the coast of Alaska, filed a complaint in federal court in California against 23 corporate defendants, including Edison International and several electric generating, oil and gas, and coal mining companies. Although EME is not named as a defendant, the complaint identifies EME as a direct or indirect operating subsidiary of Edison International through which Edison International engages in electric power generation. The complaint contends that the alleged global warming impacts of the greenhouse gas emissions associated with the defendants' business activities are destroying the plaintiffs' village through the melting of Arctic ice that had previously protected the village from winter storms. The plaintiffs further allege that the village will soon need to be abandoned or relocated at a cost of between $95 million and $400 million. EME cannot predict the outcome of this lawsuit.

MARKET RISK EXPOSURES

Introduction

        EME's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, EME's financial results can be affected by fluctuations in interest rates. EME manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2007.

Commodity Price Risk

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

  •
  participation in capacity auctions.

        The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine whether the types of hedge transactions set forth above at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, EME's ability to enter into hedging transactions depends upon its and Midwest Generation's credit capacity and upon the forward sales markets having sufficient liquidity to enable EME to identify appropriate counterparties for hedging transactions.

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub in PJM, and may also be entered into at other trading hubs, including the AEP/Dayton Hub in PJM and the Cinergy Hub in the Midwest Independent Transmission System Operator (MISO). These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2008 and 2007.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007
January	$47.09	$35.75
February	54.46	56.64
March	58.58	42.04

Quarterly Average	$53.38	$44.81

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2008:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2008
April	$55.70
May	49.49
June	55.06
July	65.11
August	63.23
September	50.13
October	47.39
November	45.89
December	51.86
2009 Calendar "strip"(2)	$55.48

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2008:

	2008	2009	2010
Energy Only Contracts(1)
MWh	7,746,450	7,692,290	3,471,950
Average price/MWh(2)	$60.85	$62.38	$62.58
Load Requirements Services Contracts
Estimated MWh(3)	3,689,269	1,571,182	—
Average price/MWh(4)	$64.21	$63.65	—
Total estimated MWh	11,435,719	9,263,472	3,471,950

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2008 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2008 and 2007:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2008	2007	2008	2007
January	$54.32	$40.30	$66.80	$44.63
February	61.74	64.27	68.29	73.93
March	65.37	55.00	70.48	61.02

Quarterly Average	$60.48	$53.19	$68.52	$59.86

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2008:

24-Hour PJM West Hub Forward Energy Prices(1)
2008
April	$72.25
May	70.35
June	77.56
July	94.04
August	96.78
September	74.43
October	72.40
November	67.70
December	75.35
2009 Calendar "strip"(2)	$75.55

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at March 31, 2008:

	2008	2009	2010
MWh	5,434,350	2,867,200	1,022,400
Average price/MWh(1)	$60.84	$73.84	$77.80

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at March 31, 2008:

	Fixed Price Capacity Sales
	Through RPM Auction, Net			Non-unit Specific Capacity Sales		Variable Capacity Sales
	MW	Price per MW-day		MW	Price per MW-day	MW	Price per MW-day
April 1, 2008 to May 31, 2008
Midwest Generation	2,629	$37.27		500	$21.31	—	—
EME Homer City	786	40.80		—	—	925	$70.37	(1)
June 1, 2008 to May 31, 2009
Midwest Generation	2,978	123.77	(3)	880	64.35	—	—
EME Homer City	820	113.22	(3)	—	—	905	63.96	(2)
June 1, 2009 to May 31, 2010
Midwest Generation	4,614	102.04		715	71.46	—	—
EME Homer City	1,670	191.32		—	—	—	—
June 1, 2010 to May 31, 2011
Midwest Generation	4,929	174.29		—	—	—	—
EME Homer City	1,813	174.29		—	—	—	—

(1)
Actual contract price is a function of NYISO capacity auction clearing prices for April 2008, and forward over-the-counter NYISO capacity prices on March 31, 2008 for May 2008.

(2)
Expected price per MW-day is based on forward over-the-counter NYISO prices on March 31, 2008.

(3)
During the first quarter of 2008, PJM updated capacity prices for the period June 1, 2008 to May 31, 2009 to reflect the final incremental auction for this planning year. The adjusted price for capacity per MW-day is $113.22 compared to the original price of $111.92. In addition, the price was affected by Midwest Generation's participation in a supplemental RPM auction which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $123.77.

        Revenues from the sale of capacity from Midwest Generation and EME Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if EME has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and the CONE.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all of its available capacity (defined as unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents on a net basis in the table above.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2008 and 2007, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 12% and 11%, respectively. The monthly average difference during the 12 months ended March 31, 2008 ranged from 7% to 24%. In contrast to the Homer City facilities, during the past

12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants, although the implementation of marginal losses on June 1, 2007 has lowered energy prices at the Illinois Plants busbars.

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

Coal and Transportation Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2011. The following table summarizes the amount of coal under contract at March 31, 2008 for the remainder of 2008 and the following three years.

	Amount of Coal Under Contract in Millions of Tons(1)
	April through December 2008	2009	2010	2011
Illinois Plants	12.3	11.7	11.7	—
Homer City facilities	4.3	4.4	0.4	0.1

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during the first quarter of 2008 from 2007 year-end prices. The price of Northern Appalachian coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $110.00 per ton at March 28, 2008 from $55.25 per ton at December 21, 2007, as reported by the Energy Information Administration. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during the first quarter of 2008 from 2007 year-end prices. The price of PRB coal increased to $14.55 per ton at March 28, 2008 from $11.50 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increases in coal prices were primarily attributable to: 1) increased Asian coal demand primarily driven by China and India, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

        The average price of purchased SO2 allowances decreased to $343 per ton during the first quarter of 2008 from $512 per ton during 2007. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $340 per ton as of March 31, 2008.

        For a discussion of environmental regulations related to emissions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of EME's annual report on Form 10-K for the year ended December 31, 2007.

Accounting for Energy Contracts

        EME uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). EME follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Critical Accounting Policies—Derivative Financial Instruments and Hedging Activities" of EME's annual report on Form 10-K for the year ended December 31, 2007.

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME records unrealized gains or losses. EME classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities for the first quarters of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Non-qualifying hedges
Illinois Plants	$—	$(22)
Homer City	1	(1)
Ineffective portion of cash flow hedges
Illinois Plants	(5)	—
Homer City	(2)	2

Total unrealized losses	$(6)	$(21)

        At March 31, 2008, unrealized losses of $45 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($26 million for the remainder of 2008, $14 million for 2009, and $5 million for 2010).

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading, by risk category:

	March 31, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(388)	$(137)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of electricity contracts at March 31, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2008, which is the valuation date. The following table summarizes the maturities and the related fair value, based on actively traded prices, of EME's commodity derivative assets and liabilities as of March 31, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(388)	$(271)	$(117)	$—	$—

        Prices actively quoted in the preceding table includes derivatives whose fair value is based on quoted market prices and forward market prices adjusted for credit risk.

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of March 31, 2008 and December 31, 2007, are set forth below:

	March 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Electricity contracts	$134	$17	$141	$9
Other	—	1	—	—

Total	$134	$18	$141	$9

        The change in the fair value of trading contracts for the quarter ended March 31, 2008, was as follows:

(in millions)
Fair value of trading contracts at January 1, 2008	$132
Net gains from energy trading activities	42
Amount realized from energy trading activities	(51)
Other changes in fair value	(7)

Fair value of trading contracts at March 31, 2008	$116

        EME adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. See "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements," for further discussion of EME's adoption of SFAS No. 157.

        In the table below, prices actively quoted includes both exchange traded derivatives and non-exchange traded derivatives which are priced based on forward market prices adjusted for credit risk. Also in the table, fair value based on models and other valuation methods includes illiquid firm transmission rights and over-the-counter derivatives at illiquid locations and long-term power agreements which would be considered Level 3 derivative positions. For illiquid firm transmission rights, EME determines fair value based on the hypothetical sale of illiquid positions. For long-term power agreements, EME's subsidiary recorded these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit and liquidity.

        The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of March 31, 2008):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(1)	$(19)	$18	$—	$—
Prices based on models and other valuation methods	117	45	14	23	35

Total	$116	$26	$32	$23	$35

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

        The credit risk exposure from counterparties of merchant energy activities (excluding load requirements services contracts) are measured as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting hedging and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At March 31, 2008, the amount of exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	March 31, 2008
(in millions)
A or higher	$14
A-	35
BBB+	86
BBB	15
BBB-	4
Below investment grade	—

Total	$154

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 48% of EME's consolidated operating revenues for the three months ended March 31, 2008. Moody's rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At March 31, 2008, EME's account receivable due from PJM was $100 million.

        EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 16% of EME's consolidated operating revenues during the three months ended March 31, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Ba1 by Moody's. At March 31, 2008, EME's account receivable due from Commonwealth Edison was $17 million. For the three months ended March 31, 2008, a third customer accounted for 11% of EME's consolidated operating revenues.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.9 billion at March 31, 2008, compared to the carrying value of $3.9 billion.

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Item 1. Business—Regulatory Matters" of EME's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2007, except as follows:

        On April 4, 2008, the FERC issued an order rejecting PJM's request to revise its RPM to reflect PJM's claimed rise in its CONE values. CONE is one of the two components used by PJM to determine its Variable Resource Requirement curve for the RPM auction. PJM also proposed to add a new section to its tariff permitting PJM to unilaterally request a CONE increase for use in its May 2008 RPM auction for the 2011/2012 delivery year. In rejecting the proposal, the FERC found that PJM had not met timing provisions in its existing tariff to provide sufficient time for stakeholder review of the analysis and advance planning and that it had also failed to establish that its proposal to revise that provision was necessary on a one-time emergency basis to ensure reliable service.

        The effect of FERC's actions on future RPM auctions cannot be determined at this time. The CONE as established for the May 2008 RPM auction for the 2011/2012 delivery year is lower than the PJM request.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of EME's annual report on Form 10-K for the year ended December 31, 2007. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

ITEM 4T.    CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of EME's legal proceedings, refer to "Item 3. Legal Proceedings" of EME's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of EME's annual report on Form 10-K for the year ended December 31, 2007. The risks described in EME's annual report on Form 10-K are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Edison Mission Energy.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ W. JAMES SCILACCI W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	May 8, 2008

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
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES
  Management's Overview
  LIQUIDITY AND CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES