Form 10-K/A
period 2007-12-31
EDISON MISSION ENERGY
filed 2008-06-17
CIK 930835

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

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

       This Amendment No. 1 to Edison Mission Energy's (EME) annual report on Form 10-K/A for the fiscal year ended December 31, 2007 is being filed in order to correct technical filing requirements on the original signature page. This Amendment No. 1 does not amend, modify or update any other information or disclosures to reflect developments since the original date of filing of the annual report on Form 10-K on February 27, 2008. Accordingly, this Form 10-K/A should be read in conjunction with EME's filings made with the Securities and Exchange Commission subsequent to the filing of the original annual report on Form 10-K.

       In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Chief Executive Officer and Chief Financial Officer.

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

Forward-Looking Statements

       This annual report on Form 10-K/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's current expectations and projections about future events based on EME's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME or its subsidiaries, include but are not limited to:

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

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Senior Vice President and Chief Financial Officer
Date:	June 17, 2008

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Litzinger Ronald L. Litzinger	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 17, 2008
/s/ W. James Scilacci W. James Scilacci	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 17, 2008
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	June 17, 2008
/s/ Thomas R. McDaniel Thomas R. McDaniel	Director	June 17, 2008
/s/ Jacob A. Bouknight, Jr. Jacob A. Bouknight, Jr.	Director	June 17, 2008

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

EXPLANATORY NOTE
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