Form 10-Q
period 2008-06-30
EDISON MISSION ENERGY
filed 2008-08-08
CIK 930835

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        Number of shares outstanding of the registrant's Common Stock as of August 8, 2008: 100 shares (all shares held by an affiliate of the registrant).

i

 GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SFAS	Statement of Financial Accounting Standards issued by the FASB

ii

SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 141(R)	Statement of Financial Accounting Standards No. 141(R), "Business Combinations"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues	$613	$570	$1,332	$1,243
Operating Expenses
Fuel	157	152	344	328
Plant operations	195	181	331	313
Plant operating leases	44	44	88	88
Depreciation and amortization	46	41	90	76
Gain on buyout of contract and sale of assets (Note 8)	—	—	(16)	—
Administrative and general	50	45	98	84

Total operating expenses	492	463	935	889

Operating income	121	107	397	354

Other Income (Expense)
Equity in income from unconsolidated affiliates	37	54	49	80
Dividend income	9	10	10	11
Interest income	7	22	15	46
Interest expense	(66)	(69)	(137)	(129)
Loss on early extinguishment of debt	—	(160)	—	(160)
Other income (expense), net	(1)	1	5	—

Total other income (expense)	(14)	(142)	(58)	(152)

Income (loss) from continuing operations before income taxes	107	(35)	339	202
Provision (benefit) for income taxes	34	(16)	116	68

Income (Loss) From Continuing Operations	73	(19)	223	134
Income (loss) from operations of discontinued subsidiaries, net of tax (Note 5)	(1)	2	(6)	5

Net Income (Loss)	$72	$(17)	$217	$139

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$72	$(17)	$217	$139
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service, net of tax	1	—	1	—
Amortization of net loss, net of tax benefit	(1)	—	(1)	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(212) and $30 for the three months and $(304) and $(85) for the six months ended June 30, 2008 and 2007, respectively	(316)	48	(454)	(121)
Reclassification adjustments included in net income (loss), net of income tax benefit of $95 and $7 for the three months and $89 and $19 for the six months ended June 30, 2008 and 2007, respectively	143	10	135	25

Other comprehensive income (loss)	(173)	58	(319)	(96)

Comprehensive Income (Loss)	$(101)	$41	$(102)	$43

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$585	$994
Short-term investments	11	81
Accounts receivable—trade	301	224
Receivables from affiliates	85	35
Inventory	172	149
Derivative assets	65	56
Margin and collateral deposits	177	85
Deferred taxes	133	21
Prepaid expenses and other	91	89

Total current assets	1,620	1,734

Investments in Unconsolidated Affiliates	394	387

Property, Plant and Equipment	5,250	4,942
Less accumulated depreciation and amortization	1,139	1,053

Net property, plant and equipment	4,111	3,889

Other Assets
Deferred financing costs	39	41
Long-term derivative assets	83	91
Restricted cash	47	48
Rent payments in excess of levelized rent expense under plant operating leases	829	716
Other long-term assets	525	366

Total other assets	1,523	1,262

Total Assets	$7,648	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$136	$73
Payables to affiliates	18	17
Accrued liabilities	310	289
Derivative liabilities	292	28
Interest payable	30	30
Current maturities of long-term obligations	27	17

Total current liabilities	813	454

Long-term obligations net of current maturities	3,845	3,806
Deferred taxes and tax credits	276	351
Deferred revenues	64	65
Long-term derivative liabilities	228	88
Other long-term liabilities	540	543

Total Liabilities	5,766	5,307

Minority Interest	69	42

Commitments and Contingencies (Note 8)
Shareholder's Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of June 30, 2008 and December 31, 2007	64	64
Additional paid-in capital	1,329	1,326
Retained earnings	802	596
Accumulated other comprehensive loss	(382)	(63)

Total Shareholder's Equity	1,813	1,923

Total Liabilities and Shareholder's Equity	$7,648	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$217	$139
Less: (Income) loss from discontinued operations	6	(5)

Income from continuing operations, net	$223	$134
Adjustments to reconcile income to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(48)	(79)
Distributions from unconsolidated affiliates	40	53
Depreciation and amortization	92	83
Deferred taxes and tax credits	28	(3)
Gain on buyout of contract and sale of assets	(16)	—
Loss on early extinguishment of debt	—	160
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(93)	(34)
Increase in accounts receivable	(127)	(130)
Increase in inventory	(23)	(6)
Decrease in prepaid expenses and other	42	29
Increase in rent payments in excess of levelized rent expense	(113)	(112)
Increase (decrease) in accounts payable and other current liabilities	48	(68)
Increase in interest payable	—	9
Increase in derivative assets and liabilities	(131)	(93)
Other operating—assets	(33)	—
Other operating—liabilities	5	25

Operating cash flow from continuing operations	(106)	(32)
Operating cash flow from discontinued operations	(6)	5

Net cash used in operating activities	(112)	(27)

Cash Flows From Financing Activities
Borrowings on long-term debt	182	2,905
Payments on long-term debt agreements	(133)	(2,117)
Cash dividends to parent	—	(925)
Payments to affiliates related to stock-based awards	(8)	(28)
Excess tax benefits related to stock-based awards	1	9
Premium paid on extinguishment of debt and financing costs	(1)	(161)

Net cash provided by (used in) financing activities	41	(317)

Cash Flows From Investing Activities
Capital expenditures	(214)	(244)
Proceeds from return of capital, loan repayments and sale of assets	7	6
Proceeds from sale of membership interest	28	—
Purchase of interest of acquired companies	(7)	(23)
Purchase of short-term investments	—	(30)
Maturities and sales of short-term investments	70	270
Decrease in restricted cash	—	30
Investments in other assets	(222)	(237)

Net cash used in investing activities	(338)	(228)

Net decrease in cash and cash equivalents	(409)	(572)
Cash and cash equivalents at beginning of period	994	1,213

Cash and cash equivalents at end of period	$585	$641

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of FIN No. 39-1. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Short-term Investments

        At June 30, 2008 and December 31, 2007, EME had classified all marketable debt securities as held-to-maturity. The securities were carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material.

        Held-to-maturity securities, which all mature within one year, consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Commercial paper	$2	$32
Certificates of deposit	9	41
Treasury bills	—	7
Corporate bonds	—	1

Total	$11	$81

Intangible Assets

        The caption "Prepaid expenses and other" on EME's consolidated balance sheets include emission allowances purchased for use of $41 million and $45 million at June 30, 2008 and December 31, 2007, respectively.

        The caption "Other long-term assets" on EME's consolidated balance sheets include the following noncurrent intangible assets:

	June 30, 2008	December 31, 2007
	(in millions)
Amortized intangible assets:
Gross carrying amount	$5	$5
Less accumulated amortization	2	1

Amortized intangible assets—net	$3	$4

Unamortized intangible assets:
Project development rights	$14	$14
Option rights	24	24
Purchased emission allowances	70	23

Unamortized intangible assets	$108	$61

        During the first six months of 2008, EME acquired emission allowances at its Illinois Plants and Homer City facilities. In addition, EME acquired emission allowances related to thermal projects under development. See "Environmental Matters and Regulations" in Note 8—Commitments and Contingencies for further discussion with respect to allowances purchased by Midwest Generation.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Coal and fuel oil	$121	$100
Spare parts, materials and supplies	51	49

Total	$172	$149

Margin and Collateral Deposits

        Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. See "—New Accounting Pronouncements—Accounting Principle's Adopted—FASB Staff Position FIN No. 39-1" for a discussion of EME's adoption of FIN No. 39-1. In accordance with FIN No. 39-1, EME presents a portion of its margin and cash collateral deposits net with its derivative positions on EME's consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $226 million and $36 million at June 30, 2008 and December 31, 2007, respectively. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $5 million at June 30, 2008.

New Accounting Pronouncements

Accounting Principles Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. EME adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on EME's consolidated balance sheets, but had no impact on EME's consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in net assets (margin and collateral deposits) of $36 million. The consolidated statements of cash flows for the six months ended June 30, 2007 has been retroactively restated to reflect the balance sheet changes, which had no impact on total operating cash flow from continuing operations.

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

Statement of Financial Accounting Standards No. 160—

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. EME will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, EME will reclassify minority interest to a component of shareholder's equity (at June 30, 2008 this amount was $69 million).

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

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. EME will adopt FSP SFAS No. 142-3 on January 1, 2009. EME is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

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

        EME's assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts). In assessing the fair value of EME's derivative financial instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

        Level 1 includes derivatives that are exchange traded in active markets. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes traded derivatives using over-the-counter markets and exchange traded derivatives not classified as Level 1. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

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

        The following table sets forth EME's financial assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total at June 30, 2008
	(in millions)
Assets at Fair Value Derivative contracts	$4	$21	$165	$(5)	$185
Liabilities at Fair Value Derivative contracts	$(7)	$(732)	$(44)	$226	$(557)

(1)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME's Level 3 derivative contracts, net for the three months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at April 1, 2008	$111
Total realized/unrealized gains (losses):
Included in earnings(1)	59
Included in accumulated other comprehensive loss	(4)
Purchases and settlements, net	(38)
Transfers in or out of Level 3	(7)

Fair value of derivative contracts, net at June 30, 2008	$121

Change during the quarter in unrealized gains (losses) related to derivative contracts, net held at June 30, 2008(1)	$34

        The following table sets forth a summary of changes in the fair value of EME's Level 3 derivative contracts, net for the six months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at January 1, 2008	$120
Total realized/unrealized gains (losses):
Included in earnings(1)	92
Included in accumulated other comprehensive loss	(6)
Purchases and settlements, net	(75)
Transfers in or out of Level 3	(10)

Fair value of derivative contracts, net at June 30, 2008	$121

Change during the six months ended June 30, 2008 in unrealized gains (losses) related to derivative contracts, net held at June 30, 2008(1)	$37

(1)
Reported in "Operating Revenues" on EME's consolidated statements of income (loss).

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(60)	$(3)	$(63)
Current period change	(319)	—	(319)

Balance at June 30, 2008	$(379)	$(3)	$(382)

(1)
For further detail, see Note 6—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at June 30, 2008, included unrealized losses on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices in these markets are greater than the contract prices. As EME's hedged positions for continuing operations are realized, $257 million, after tax, of the net unrealized losses on cash flow hedges at June 30, 2008 are expected to be reclassified into earnings during the next 12 months.

Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of $18 million and $9 million during the second quarters of 2008 and 2007, respectively, and $31 million and $10 million during the six months ended June 30, 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness for continuing operations, reflected in operating revenues in EME's consolidated income statements.

Note 4. Variable Interest Entities

        EME has a number of wind projects that were consolidated in accordance with FIN 46(R). These projects were funded with nonrecourse debt totaling $22 million at June 30, 2008. Properties serving as collateral for these loans had a carrying value of $52 million and are classified as property, plant and equipment on EME's consolidated balance sheet at June 30, 2008.

        EME completed a review of the application of FIN 46(R) to its subsidiaries and affiliates and concluded that it had significant variable interests in variable interest entities as defined in this Interpretation. As of June 30, 2008, these entities consisted of five equity investments (the Big 4 projects and the Sunrise project) that had interests in natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME determined that it is not the primary beneficiary in these entities; accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $350 million as of June 30, 2008.

Note 5. Discontinued Operations

Lakeland Project

        EME received a payment of £0.4 million (approximately $1 million) and £4 million (approximately $8 million) in the first six months of 2008 and 2007, respectively. The after-tax income attributable to the Lakeland project was $0.1 and none in the second quarters of 2008 and 2007, respectively, and $0.5 million and $5 million for the six months ended June 30, 2008 and 2007, respectively.

Summarized Financial Information for Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Income (loss) before income taxes	$—	$5	$(6)	$11
Provision for income taxes	1	3	—	6
Income (loss) from operations of discontinued foreign subsidiaries	(1)	2	(6)	5

Note 6. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of June 30, 2008, EME had made approximately $4 million in contributions to its pension plans and estimates to make $10 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$3	$4	$8	$8
Interest cost	2	2	6	5
Expected return on plan assets	(2)	(2)	(5)	(4)

Total expense	$3	$4	$9	$9

Postretirement Benefits Other Than Pensions

        As of June 30, 2008, EME had made approximately $1 million in contributions to its postretirement benefits other than pensions and estimates to make $1 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	2	1	3	2
Amortization of prior service costs	(1)	(1)	(1)	(1)
Amortization of net loss	1	1	1	1

Total expense	$2	$1	$4	$3

Note 7. Income Taxes

        EME's income tax provision from continuing operations was $116 million and $68 million for the six months ended June 30, 2008 and 2007, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the six months ended June 30, 2008 and 2007, EME recognized $20 million and $12 million, respectively, of production tax credits related to wind projects and $3 million and $7 million, respectively, related to estimated state income tax benefits allocated from Edison International.

Note 8. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2008, EME's subsidiaries had firm commitments to spend approximately $259 million during the remainder of 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        EME had entered into various turbine supply agreements with vendors to support its wind and thermal development efforts. At June 30, 2008, EME had secured 533 wind turbines (1,061 MW) and 5 gas-fired turbines (479 MW) for use in future projects for an aggregate purchase price of $1.6 billion, with remaining commitments of $407 million in 2008, $557 million in 2009 and $300 million in 2010. At June 30, 2008, EME had recorded wind turbine deposits of $294 million included in other long-term assets in its consolidated balance sheet.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $18 million.

Other Contractual Obligations

        EME's subsidiaries had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $188 million, summarized as follows: remainder of 2008—$7 million, 2009—$29 million, 2010—$45 million, 2011—$45 million, 2012—$43 million, and thereafter—$19 million.

Standby Letters of Credit

        At June 30, 2008, standby letters of credit aggregated $84 million and were scheduled to expire as follows: $30 million in 2008 and $54 million in 2009.

Guarantees and Indemnities

        EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, guarantees of debt and indemnifications.

Tax Indemnity Agreements

        In connection with the sale-leaseback transactions related to the Homer City facilities in Pennsylvania, the Powerton and Joliet Stations in Illinois, and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability related to these indemnities.

Indemnities Provided as Part of the Acquisition of the Illinois Plants

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. By letter dated August 8, 2007, Commonwealth Edison advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "Contingencies—Midwest Generation New Source Review Notice of Violation." By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to EME for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Except as discussed below, EME has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 230 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2008. Midwest Generation had recorded a $53 million liability at June 30, 2008 related to this matter.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2008, EME had recorded a liability of $108 million related to these matters.

        In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2008, EME had recorded a liability of $12 million related to these matters.

Capacity Indemnification Agreements

        EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. The obligations under this indemnification agreement as of June 30, 2008, if payment were required, would be $66 million. EME has not recorded a liability related to this indemnity.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. EME cannot predict the outcome of this matter.

Midwest Generation New Source Review Notice of Violation

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice (DOJ) are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

EME Homer City New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

Insurance

        At June 30, 2008, Midwest Generation had a $10 million receivable recorded related to insurance claims from unplanned outages, of which $6 million related to business interruption insurance coverage recorded during the first quarter of 2008 and has been reflected in other income (expense), net in EME's consolidated statements of income (loss).

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

        With respect to EME's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $5 million at June 30, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. EME cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        EME is in the process of evaluating the impact of the D.C. Circuit's decision on Midwest Generation and EME Homer City. Because Pennsylvania and Illinois promulgated their regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on these state regulations. This is particularly true of Pennsylvania's regulatory program, which is modeled on the federal CAIR and is dependent on the interstate emissions trading program established by the CAIR. Illinois also adopted the CAIR emissions trading programs, but in addition requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, EME cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Illinois Plants and the Homer City facilities may be subject to additional requirements pursuant to these programs. For further discussion, see "Note 12. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" in EME's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

Note 9. Supplemental Cash Flows Information

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash paid
Interest (net of amount capitalized)	$244	$127
Income taxes	142	152
Cash payments under plant operating leases	201	200
Details of assets acquired
Fair value of assets acquired	$—	$29
Liabilities assumed	—	—

        In connection with certain wind projects acquired during the second quarter of 2008 and the first quarter of 2007, the purchase price included payments that were due upon the start and/or completion of construction. Accordingly, EME accrued for estimated payments during the first six months of 2008 and 2007 which were due upon commencement of construction and/or completion of construction scheduled during 2008 through 2009.

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

  •
  environmental laws and regulations, at both state and federal levels, that could require additional expenditures or otherwise affect EME's cost and manner of doing business;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2007, and as compared to the second quarter of 2007 and six months ended June 30, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2007.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

Management's Overview

Introduction

        EME is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of developing, acquiring, owning or leasing, operating, and selling energy and capacity from independent power production facilities. EME's subsidiaries or affiliates have typically been formed to own all or an interest in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. As of June 30, 2008, EME's subsidiaries and affiliates owned or leased interests in 31 operating projects and 8 wind projects under construction.

Industry Developments

Commodity Prices

        The 24-hour average market prices for energy at the Northern Illinois Hub and PJM West Hub increased 18% and 23%, respectively, during the six months ended June 30, 2008, compared to the corresponding period in 2007. In addition, the forward energy market prices for 2009 for these locations increased 21% and 41%, respectively, at June 30, 2008 from December 31, 2007. At June 30, 2008, EME had entered into hedge contracts that are recorded at fair value in its consolidated financial statements. Since forward energy prices have increased at June 30, 2008, the hedge contracts are reflected as a liability, with the effective portion of the contracts recorded as a reduction of shareholder's equity ($379 million after tax). Subsequent to June 30, 2008, forward energy market prices decreased (forward market prices for 2009 at July 29, 2008 decreased 18% and 22%, respectively, for the above locations from June 30, 2008) reflecting the volatile nature of commodity prices. See "Market Risk Exposures—Commodity Price Risk" for further discussion. During the three-month period ended June 30, 2008 of historically high forward energy market prices, EME increased its hedge position by approximately 11.2 million megawatt hours.

Regulatory Developments

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. In addition, because Pennsylvania and Illinois promulgated their regulations in response to the CAIR, there is substantial uncertainty as to the impact of the Court's decision on these state regulations. Notwithstanding these developments, the Illinois Plants and Homer City facilities continue to be governed by state rules as well as the existing "SIP Call" ozone season NOX cap-and-trade program (which was due to be replaced by the CAIR). For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

Extension of Production Tax Credits

        New wind projects currently receive federal subsidies in the form of production tax credits. Production tax credits for a ten-year period are available for new projects placed in service prior to December 31, 2008. There have been proposals to extend the deadline for production tax credits beyond the end of 2008, but such proposals have not been enacted. Although EME believes there is significant support for extending production tax credits, congressional action may be delayed until next year, and there can be no guarantee that it will occur at all. EME supports extension of production tax credits, without an interruption, to encourage construction of renewable energy projects and plans to monitor legislative developments.

Growth Activities

Renewable Energy

        At June 30, 2008, EME had 695 MW of wind projects in service and another 390 MW of wind projects under construction, with scheduled completion dates during 2008. As of the same date, EME had a development pipeline of potential wind projects with an estimated installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. This development pipeline is supported by turbine purchase commitments totaling 1,061 MW for new wind projects. The majority of the turbines are scheduled to be delivered before the end of 2010.

        Key activities during the second quarter of 2008 with respect to wind projects were:

  •
  Completed the acquisition of a 240 MW planned wind project in Illinois, referred to as the Big Sky project with payments tied to various milestones. In addition, EME has commenced pre-construction activities for equipment purchases, site development and interconnection activities. Release of the project for full construction is pending a decision on selection of turbines. For further discussion refer to "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Turbine Commitments." The total commitments at June 30, 2008, excluding turbines, are approximately $97 million, including the project acquisition costs.

    Upon completion, the project plans to sell electricity into the PJM market as a merchant generator or to local utilities under power sales contracts.

  •
  Acquired and/or completed development and commenced construction with completion scheduled for 2008 of the 19 MW Buffalo Bear wind project located in Oklahoma and the 80 MW Elkhorn Ridge project located in Nebraska. The estimated capital cost of these projects, excluding capitalized interest, is expected to be approximately $168 million. EME owns 66.67% of the Elkhorn Ridge wind project and 100% of the Buffalo Bear wind project. Each project will, after its completion, sell electricity pursuant to power sales agreements.

  •
  Completed construction and commenced operations of the 29 MW Forward wind project located in Pennsylvania, the 20 MW Odin wind project located in Minnesota, and Phase I (80 MW) of the Goat wind project in Texas.

        Subsequent to June 30, 2008, EME commenced construction of the 100 MW High Lonesome wind project located in New Mexico and completed construction and commenced operations of the 61 MW Mountain Wind I wind project located in Wyoming.

        In addition, EME submitted bids in competitive solicitations to supply power from solar projects under development in California and has had a number of its proposals short-listed. Initial site and equipment selection have been completed along with preliminary economic feasibility studies. Further project development activities are underway to obtain transmission interconnection, control of sites, and construction costs estimates, as well as the negotiation of power sales agreements with local utilities.

Thermal Energy

        During the first quarter of 2008, a subsidiary of EME was awarded through a competitive bidding process a ten-year power sales contract with SCE for the output of a 479 MW gas-peaking facility located in the City of Industry, California, which is referred to as the Walnut Creek project. The power sales agreement is subject to approval of the California Public Utilities Commission (CPUC) which SCE requested on April 4, 2008. CPUC approval is expected to be granted by late 2008. As an affiliate transaction, the contract is also subject to FERC approval, which was requested on May 2, 2008. Deliveries under the power sales agreement are expected to commence in 2013. During the second quarter of 2008, EME and its subsidiary entered into an agreement to purchase major equipment for the project.

Net Income Summary

        Net income (loss) is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Income (loss) from continuing operations	73	(19)	223	134
Income (loss) from discontinued operations	(1)	2	(6)	5

Net Income (Loss)	$72	$(17)	$217	$139

        EME's increase in income from continuing operations during the second quarter and six months ended June 30, 2008 was primarily attributable to a $98 million, after tax, loss on early extinguishment of debt recorded during the second quarter of 2007. EME's improvement in income (loss) from continuing operations was also due to higher gross margin at the Illinois Plants from higher generation and higher average realized prices and due to higher energy trading income. These increases were partially offset by lower gross margin and higher plant maintenance expense at the Homer City facilities due to higher unplanned outages, lower income from the Big 4 projects and lower interest income. The year-to-date earnings also reflect the buyout of a coal contract at the Illinois Plants.

        See "Results of Operations" for further discussion of EME's operating results.

Critical Accounting Policies

        For a discussion of EME's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" of EME's annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007, and is organized under the following headings:

Page
Results of Continuing Operations	25
Results of Discontinued Operations	34
New Accounting Pronouncements	34

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

        The following section provides a summary of the operating results for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007 together with discussions of the contributions by specific projects and of other significant factors affecting these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Project Earnings (Losses) Before Income Taxes(1)
Consolidated operations
Illinois Plants	$140	$88	$393	$277
Homer City	(12)	38	43	102
Energy Trading(2)	51	36	92	62
Sleeping Bear	8	—	7	—
Wildorado	4	2	8	2
San Juan Mesa	3	1	5	3
Iowa Wind projects	5	2	7	4
Minnesota Wind projects	1	1	2	2
Other	3	—	2	1
Unconsolidated affiliates
Big 4 projects	28	45	36	63
Sunrise	6	6	5	4
Doga	8	10	8	14
Other	4	4	8	9

	249	233	616	543
Corporate interest income	4	18	11	38
Corporate interest expense	(90)	(81)	(180)	(136)
Corporate administrative and general	(42)	(36)	(82)	(68)
Loss on early extinguishment of debt	—	(160)	—	(160)
Other income (expense), net	(3)	(2)	(6)	(3)

	$118	$(28)	$359	$214

(1)
Project earnings are equal to income from continuing operations before income taxes, except with respect to wind projects, which also include production tax credits. Wind project earnings, including the production tax credits set forth in the table below, were $22 million and $6 million for the second quarters of 2008 and 2007, respectively, and $29 million and $11 million for the six months ended June 30, 2008 and 2007, respectively. The project earnings for the wind projects include $11 million and $7 million of production tax credits for the second quarters of 2008 and 2007, respectively, and $20 million and $12 million for the six months ended June 30, 2008 and 2007, respectively. Production tax credits are recognized as wind energy is generated based upon a per kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by the wind projects are recorded as a reduction in income taxes. Accordingly, project earnings represent a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in project earnings for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles the total project earnings as shown above with income from continuing operations before income taxes and minority interest under GAAP:

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Project earnings (losses)	$118	$(28)	$359	$214
Less: Production tax credits	(11)	(7)	(20)	(12)

Income (loss) from continuing operations before income taxes	$107	$(35)	$339	$202

(2)
Income from energy trading represents the gains recognized from price changes related to contracts for electricity, fuels and transmission congestion. The overhead cost of energy trading is included in corporate administrative and general expenses.

Earnings from Consolidated Operations

Illinois Plants

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating Revenues	$391	$334	$859	$765
Operating Expenses
Fuel	106	85	224	194
Gain on sale of emission allowances(1)	(1)	—	(3)	(4)
Plant operations	125	127	219	216
Plant operating leases	18	18	37	37
Depreciation and amortization	27	25	52	50
Gain on buyout of contract and (gain) loss on sale of assets	—	1	(16)	1
Administrative and general	5	6	11	11

Total operating expenses	280	262	524	505

Operating Income	111	72	335	260

Other Income (Expense)
Interest income on note receivable from EME	28	28	56	56
Interest income (expense) and other	1	(12)	2	(39)

Total other income (expense)	29	16	58	17

Income Before Taxes	$140	$88	$393	$277

Statistics
Generation (in GWh):
Energy only contracts	5,533	4,445	12,071	11,143
Load requirements services contracts	1,287	1,681	3,132	3,613

Total	6,820	6,126	15,203	14,756
Aggregate plant performance:
Equivalent availability(2)	72.6%	61.5%	77.5%	74.7%
Capacity factor(3)	57.2%	50.0%	63.7%	60.5%
Load factor(4)	78.7%	81.3%	82.2%	81.1%
Forced outage rate(5)	6.5%	6.0%	9.3%	6.0%
Average realized price/MWh:
Energy only contracts(6)	$52.67	$49.04	$52.94	$49.06
Load requirements services contracts(7)	$62.48	$62.58	$62.40	$62.21
Capacity revenue only (in millions)	$20	$4	$29	$6
Average fuel costs/MWh	$15.56	$13.82	$14.74	$13.13

(1)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $10 million during the second quarter of 2007 and $2 million and $10 million during the six months ended June 30, 2008 and 2007, respectively. These sales reduced operating expenses. EME recorded $1 million of intercompany profit during the second quarter of 2008 on emission allowances sold by the Illinois Plants to the Homer City facilities during the first quarter of 2008 but not yet used by the Homer City facilities until the second quarter of 2008. EME eliminated $8 million of intercompany profit during the second quarter of 2007 on emission allowances sold but not yet used by the Homer City facilities at June 30, 2007. In addition, EME recorded $2 million and $4 million of intercompany profit during the first quarters of 2008 and 2007, respectively, on emission allowances sold by the Illinois Plants to the Homer City facilities in the fourth quarters of 2007 and 2006, respectively, but not used by the Homer City facilities until the first quarters of 2008 and 2007, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Operating revenues	$391	$334	$859	$765
Less (plus):
Load requirements services contracts	(81)	(105)	(196)	(224)
Unrealized losses (gains)	3	(4)	8	18
Other revenues	(22)	(7)	(32)	(12)

Realized revenues	$291	$218	$639	$547

Generation (in GWh)	5,533	4,445	12,071	11,143
Average realized energy price/MWh	$52.67	$49.04	$52.94	$49.06
(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

        Earnings from the Illinois Plants increased $52 million and $116 million in the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The increases in earnings were primarily attributable to higher gross margin, as compared to 2007, and lower interest expense in 2008 due to the repayment of debt in May 2007. The increase in gross margin was due to higher generation and higher average realized energy and capacity prices, partially offset by higher coal and transportation costs per megawatt hour in 2008 mainly due to cost escalations included in the transportation contracts. Earnings for the six months ended June 30, 2008 were also higher due to a gain of $15 million recorded during the first quarter of 2008 related to a buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion), and an estimated insurance recovery of approximately $6 million recorded during the first quarter of 2008 primarily related to the outages at the Powerton Station described below.

        Included in operating revenues were unrealized gains (losses) of $(3) million and $4 million for the second quarters of 2008 and 2007, respectively, and $(8) million and $(18) million for the six months ended June 30, 2008 and 2007, respectively. In 2008, unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward or futures contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system)

resulting from marginal losses. In 2007, unrealized gains (losses) were primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. At June 30, 2008, unrealized losses of $26 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods and to a lesser extent from economic hedges. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        The earnings of the Illinois Plants included interest income of $28 million for each of the second quarters of 2008 and 2007 and $56 million for each of the six months ended June 30, 2008 and 2007 related to loans to EME. In August 2000, Midwest Generation, which owns or leases the Illinois Plants, entered into a sale-leaseback transaction of the Powerton-Joliet facilities. The proceeds from the sale of these facilities were loaned to EME, which also provided a guarantee of the related lease obligations of Midwest Generation. The Powerton-Joliet sale-leaseback is recorded as an operating lease for accounting purposes.

Powerton Station Outage—

        On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. At June 30, 2008, Midwest Generation had a $10 million receivable recorded primarily related to these claims.

Homer City

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating Revenues	$127	$176	$312	$374
Operating Expenses
Fuel(1)	52	68	124	140
Plant operations	57	41	86	75
Plant operating leases	26	26	51	51
Depreciation and amortization	4	4	8	7
Administrative and general	1	1	2	2

Total operating expenses	140	140	271	275

Operating Income (Loss)	(13)	36	41	99

Other Income (Expense)
Interest and other income	1	2	2	4
Interest expense	—	—	—	(1)

Total other income	1	2	2	3

Income (Loss) Before Taxes	$(12)	$38	$43	$102

Statistics
Generation (in GWh)	2,250	3,160	5,442	6,453
Equivalent availability(2)	61.6%	83.5%	74.6%	85.0%
Capacity factor(3)	54.6%	76.7%	66.0%	78.7%
Load factor(4)	88.7%	91.8%	88.6%	92.6%
Forced outage rate(5)	12.1%	1.8%	10.6%	3.9%
Average realized energy price/MWh(6)	$53.81	$54.32	$55.06	$56.13
Capacity revenue only (in millions)	$11	$7	$19	$13
Average fuel costs/MWh	$23.23	$21.62	$22.84	$21.72

(1)
Included in fuel costs were $2 million and $6 million during the second quarters of 2008 and 2007, respectively, and $7 million and $12 million during the six months ended June 30, 2008 and 2007, respectively, related to the net cost of SO2 emission allowances. See "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for more information regarding the price of SO2 allowances.

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

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Operating revenues	$127	$176	$312	$374
Less (plus):
Unrealized losses	6	3	7	2
Other revenues	(11)	(8)	(19)	(14)

Realized revenues	$122	$171	$300	$362

Generation (in GWh)	2,250	3,160	5,442	6,453
Average realized energy price/MWh	$53.81	$54.32	$55.06	$56.13

        Earnings from Homer City decreased $50 million and $59 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases in earnings were primarily attributable to lower operating revenues primarily from lower generation and lower average realized energy prices, and higher plant maintenance expenses. Higher forced outages, lower off-peak dispatch and extended planned overhauls in 2008 contributed to lower generation and higher maintenance expenses. The average realized energy prices for the second quarter and six months ended June 30, 2008 were below the 24-hour PJM West Hub average market prices primarily due to effective hedge prices being below current market prices and the impact of higher basis (increase in energy prices at PJM West Hub greater than increase in prices at the Homer City busbar). For further discussion, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

        Included in operating revenues were unrealized losses from hedging activities of $6 million and $3 million for the second quarters of 2008 and 2007, respectively, and $7 million and $2 million for six months ended June 30, 2008 and 2007, respectively. Unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). At June 30, 2008, unrealized losses of $28 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

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

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges, and from independent system operators. Earnings from energy trading activities increased $15 million and $30 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The 2008 increases in earnings from energy trading activities resulted from increased congestion and market volatility in key markets.

        In April 2008, EMMT entered into three load services requirements contracts in Maryland with local utilities. Under the terms of the load services requirements contracts, EMMT is obligated to supply a portion of each utility's load at fixed prices that vary based on periods specified in the contracts. EMMT is obligated to pay for the cost of supply at each utility's load zones including, energy, capacity, ancillary services and renewable energy credits. The estimated load for the period October 1, 2008 through September 30, 2010 is approximately 4 million megawatt hours. EMMT has entered into futures contracts to substantially hedge the energy price risk related to these contracts. The above contracts are recorded as derivatives with the change in fair value reflected in trading income above.

Sleeping Bear

        Earnings from the Sleeping Bear wind project were $8 million and $7 million for the second quarter and six months ended June 30, 2008, respectively. EME had no comparable results from the Sleeping Bear wind project in 2007. Commercial operation of the Sleeping Bear wind project commenced during October 2007. In addition, the Sleeping Bear wind project recorded cumulative availability warranty income related to the Suzlon wind turbines at its site during the second quarter of 2008. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Turbine Commitments" for further discussion.

Wildorado

        Earnings from the Wildorado wind project increased $2 million and $6 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. Commercial operation of the Wildorado wind project commenced during April 2007.

San Juan Mesa

        Earnings from the San Juan Mesa wind project increased $2 million for both the second quarter and six months ended June 30, 2008, compared to the corresponding periods in 2007. The increases in earnings were primarily due to higher capacity factors in 2008 as compared to 2007.

Iowa Wind

        Earnings from the Iowa wind projects (consisting of the Storm Lake wind project, Crosswinds wind project and Hardin wind project) increased $3 million for both the second quarter and six months ended June 30, 2008, compared to the corresponding periods in 2007. The increases in earnings were primarily due to cumulative availability warranty income recorded during the second quarter of 2008, related to the Suzlon wind turbines at the Crosswinds and Hardin wind project sites. The Hardin and the Crosswinds wind projects achieved commercial operation in May 2007 and June 2007, respectively.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $17 million and $27 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases in earnings were primarily due to lower earnings from the Sycamore and Watson projects due to lower pricing. The year-to-date decrease was also due to lower earnings from the Kern River project attributable to a planned outage in the first quarter of 2008. For further discussion regarding power sales from the Sycamore and Watson projects, refer to "Item 1. Business—Overview of Facilities—Big 4 Projects" of EME's annual report on Form 10-K for the year ended December 31, 2007.

        Earnings from the Watson project are based on revised pricing effective January 1, 2008. Watson Cogeneration and SCE have disputed the commencement date of the prior contract which in turn affected the expiration date (Watson Cogeneration's position is April 2008 whereby SCE's position is December 2007). Watson is considering filing a claim for recovery of lost profits due to the early expiration date.

Doga

        Earnings from the Doga project decreased $2 million and $6 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases in earnings were attributable to EME accounting for its ownership in the Doga project, effective March 31, 2007, on the cost method (earnings are recognized when cash is distributed from the project).

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Interest Income

        EME corporate interest income decreased $14 million and $27 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The decreases were primarily attributable to lower average short-term investment balances and lower interest rates in 2008 compared to 2007.

Corporate Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Interest expense to third parties	$62	$53	$123	$79
Interest expense to Midwest Generation(1)	28	28	57	57

Total corporate interest expense	$90	$81	$180	$136

(1)
Includes interest expense of EMMT related to loans from Midwest Generation for margining.

Interest Expense to Third Parties

        EME's interest expense to third parties, before capitalized interest, increased $14 million and $51 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The increases primarily resulted from EME's refinancing activities in May 2007. Capitalized interest increased $5 million and $7 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007, due to wind projects under construction.

Corporate Administrative and General Expenses

        Administrative and general expenses increased $6 million and $14 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily due to higher labor costs and consulting expenses resulting from EME's growth activities.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $160 million for the second quarter of 2007 and six months ended June 30, 2007 related to the early repayment of EME's 7.73% senior notes due June 15, 2009 and Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Income Taxes

        EME's income tax provision from continuing operations was $116 million and $68 million for the six months ended June 30, 2008 and 2007, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the six months ended June 30, 2008 and 2007, EME recognized $20 million and $12 million, respectively, of production tax credits related to wind projects and $3 million and $7 million, respectively, related to estimated state income tax benefits allocated from Edison International.

Results of Discontinued Operations

        Income (loss) from discontinued operations, net of tax, was $(1) million and $2 million for the second quarters of 2008 and 2007, respectively, and $(6) million and $5 million for the six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The losses in 2008 were primarily due to adjustments for foreign exchange losses and interest expense associated with contract indemnities related to EME's sale of its international projects in December 2004. The income in 2007 was largely attributable to distributions received from the Lakeland project. For further discussion regarding the Lakeland project, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Results of Discontinued Operations" of EME's annual report on Form 10-K for the year ended December 31, 2007.

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

EME's Liquidity

        At June 30, 2008, EME and its subsidiaries had cash and cash equivalents and short-term investments of $596 million, EME had a total of $521 million of available borrowing capacity under its $600 million corporate credit facility, and Midwest Generation had a total of $447 million of available borrowing capacity under its $500 million working capital facility. EME's consolidated debt at June 30, 2008 was $3.9 billion. In addition, EME's subsidiaries had $3.7 billion of long-term lease obligations related to the sale-leaseback transactions that are due over periods ranging up to 27 years.

Capital Expenditures

        At June 30, 2008, the estimated capital expenditures through 2010 by EME's subsidiaries related to existing projects, corporate activities and turbine commitments were as follows:

	July through December 2008	2009	2010
	(in millions)
Illinois Plants
Plant capital expenditures	$40	$78	$27
Environmental expenditures	47	61	263
Homer City Facilities
Plant capital expenditures	18	63	26
Environmental expenditures	7	9	9
New Projects
Projects under construction	157	4	—
Turbine commitments	407	557	300
Other capital expenditures	37	14	9

Total	$713	$786	$634

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

Expenditures for New Projects

        EME expects to make substantial investments in new projects during the next several years. At June 30, 2008, EME had committed to purchase turbines (as reflected in the above table of capital expenditures) for wind projects that aggregate 1,061 MW. The turbine commitments generally represent approximately two-thirds of the total capital costs of EME's wind projects. As of June 30, 2008, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits, an interconnection agreement(s) or other agreements necessary to support an investment. There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed.

        In addition, a subsidiary of EME was awarded through a competitive bidding process a ten-year power sales contract with SCE for the output of the Walnut Creek project. During the second quarter of 2008, EME and its subsidiary entered into an agreement to purchase major equipment for the project included in turbine commitments in the above table. Subject to obtaining approval for the power sales contract, EME intends to construct the project with total installed costs, excluding interest during construction, estimated in the range of $500 million to $600 million.

        In July 2008, the Los Angeles Superior Court found that actions taken by the South Coast Air Quality Management District, in promulgating rules that had made available a "Priority Reserve" of emissions credits for new power generation projects did not satisfy California environmental laws. EME is in the process of evaluating the potential impact of the decision on its Walnut Creek project.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash used in operating activities from continuing operations increased $74 million in the first six months of 2008, compared to the first six months of 2007. The 2008 increase was primarily attributable to an increase in required margin and collateral deposits in 2008 for EME's hedging and trading activities due to an increase in forward market prices. The increase was also due to the purchase of additional NOX emission allowances in 2008 by Midwest Generation.

Consolidated Cash Flows from Financing Activities

        Cash provided by financing activities from continuing operations increased $358 million in the first six months of 2008, compared to the first six months of 2007. The 2008 increase was primarily attributable to tender premiums and related fees of $137 million paid in 2007 associated with the 2007 financing. In May 2007, net proceeds of $2.7 billion were received from EME's issuance of senior notes, which were mostly used to repay $587 million of EME's outstanding senior notes, $999.8 million of Midwest Generation's second priority senior secured notes, $327.8 million of Midwest Generation's senior secured term loan facility. In addition, $925 million in dividend payments were made to MEHC in 2007.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations increased $110 million in the first six months of 2008, compared to the first six months of 2007. The 2008 increase was primarily due to lower net maturities and sales of marketable securities in 2008, compared to 2007. Partially offsetting this increase were proceeds from the sale of 33% of EME's membership interest in the Elkhorn Ridge wind project during the second quarter of 2008 and lower capital expenditures in 2008, compared to 2007.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at June 30, 2008, were as follows:

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

Credit Rating of EMMT

        The Homer City sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of the Homer City facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents include a requirement that the counterparty to such transactions, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all the output from the Homer City facilities through EMMT, which has a below investment grade credit rating, and EME Homer City is not rated. Therefore, in order for EME to continue to sell forward the output of the Homer City facilities, either: (1) EME must obtain consent from the sale-leaseback owner participant to permit EME Homer City to sell directly into the market or through

EMMT; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participants that will allow EME Homer City to enter into such sales, under specified conditions, through December 31, 2008. EME Homer City continues to be in compliance with the terms of the consent. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        In connection with entering into contracts in support of EME's hedging and energy trading activities (including forward contracts, transmission contracts and futures contracts), EME's subsidiary, EMMT, has entered into agreements to mitigate the risk of nonperformance. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to accounts payable and unrealized losses in connection with these hedging and trading activities. At June 30, 2008, EMMT had deposited $51 million in cash with brokers in margin accounts in support of futures contracts and had deposited $126 million with counterparties in support of forward energy and transmission contracts. In addition, EME had issued letters of credit of $1 million in support of commodity contracts at June 30, 2008.

        Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2008, if wholesale energy prices increase or the amount hedged increases. EME estimates that margin and collateral requirements for energy contracts outstanding as of June 30, 2008 could increase by approximately $360 million over the remaining life of the contracts using a 95% confidence level.

        Midwest Generation has cash on hand and a $500 million working capital facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At June 30, 2008, Midwest Generation had available $447 million of borrowing capacity under this credit facility. As of June 30, 2008, Midwest Generation had $151 million in loans receivable from EMMT for margin advances. In addition, EME has cash on hand and $521 million of borrowing capacity available under a $600 million working capital facility to provide credit support to subsidiaries. See "—EME's Liquidity as a Holding Company" for further discussion.

EME's Liquidity as a Holding Company

Overview

        At June 30, 2008, EME had corporate cash and cash equivalents and short-term investments of $441 million to meet liquidity needs. See "—EME's Liquidity." Cash distributions from EME's subsidiaries and partnership investments and unused capacity under its corporate credit facility represent EME's major sources of liquidity to meet its cash requirements. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. See "—Dividend Restrictions in Major Financings."

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at June 30, 2008 or for the 12 months ended June 30, 2008:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.23 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.01 to 1

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

Contractual Obligations and Contingencies

Capital Improvements

        At June 30, 2008, EME's subsidiaries had firm commitments to spend approximately $259 million during the remainder of 2008 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects. These expenditures are planned to be financed by cash on hand, cash generated from operations or existing subsidiary credit agreements.

Turbine Commitments

        EME had entered into various turbine supply agreements with vendors to support its wind and thermal development efforts. At June 30, 2008, EME had secured 533 wind turbines (1,061 MW) and 5 gas-fired turbines (479 MW) for use in future projects for an aggregate purchase price of $1.6 billion, with remaining commitments of $407 million in 2008, $557 million in 2009 and $300 million in 2010.

        EME and General Electric Company entered into an agreement during the second quarter of 2008 with respect to the purchase of 200 wind turbines (totaling 300 MW) together with related services and warranties. The wind turbines are to be delivered in 2010. The agreement contains certain delivery schedules and performance guarantees, along with provisions for liquidated damages if those guarantees are not met by General Electric. EME may terminate the purchase of individual turbines, or groups of turbines, for convenience; upon such termination, EME would be obligated to pay agreed termination charges to General Electric.

        Included as part of the wind projects or turbine purchase commitments described above, EME had purchased 325 turbines from Suzlon Wind Energy Corporation (Suzlon), of which 180 are in service or at project sites under construction, and 71 turbines from Clipper Turbine Works, Inc. (Clipper). Rotor blade cracks were identified on certain Suzlon wind turbines, and rotor blade and gearbox problems were identified on certain Clipper wind turbines. Clipper, at its cost, has commenced its remediation plans that are designed to correct the current deficiencies. EME is continuing to work with Suzlon to analyze the root causes of the performance issues and address commercial matters that result from the impact of these issues on EME and its projects. During the second quarter of 2008, EME signed an agreement with Suzlon supplementing certain of EME's wind turbine agreements with Suzlon, including providing EME with enhanced warranty and credit protections with respect to the rotor blade crack issues. Under this agreement, EME obtained the right to elect not to purchase some or all of the wind turbines that were to be delivered in 2009 without payment of cancellation fees. On May 30, 2008, EME notified Suzlon of its election not to purchase 150 turbines (315 MW) due to the time needed to complete the root cause analysis. For further discussion, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures—Wind Turbine Performance Issues" of EME's annual report on Form 10-K for the year ended December 31, 2007.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $18 million.

Other Contractual Obligations

        EME's subsidiaries had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $188 million, summarized as follows: remainder of 2008—$7 million, 2009—$29 million, 2010—$45 million, 2011—$45 million, 2012—$43 million, and thereafter—$19 million.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. EME cannot predict the outcome of this matter.

EME Homer City New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US

EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

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

Air Quality Regulation

        On July 1, 2008, EME began operating activated carbon injection technology to reduce mercury emissions at the Fisk, Crawford, and Waukegan stations. EME anticipates that the same technology will be implemented at the rest of the Illinois Plants in the third quarter of 2009 and at the Homer City facilities in 2010.

Ambient Air Quality Standards

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule became effective on May 27, 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Based on 2005-2007 data, Chicago is likely to be in non-attainment with the new standard. Available data indicates that the area in which the Homer City facilities are located is likely to be in attainment. EME intends to consider the new standards as part of its overall plan for environmental compliance.

Clean Air Interstate Rule

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. EME cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        EME is in the process of evaluating the impact of the D.C. Circuit's decision on Midwest Generation and EME Homer City. Because Pennsylvania and Illinois promulgated their regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on these state regulations. This is particularly true of Pennsylvania's regulatory program, which is modeled on the federal CAIR and is dependent on the interstate emissions trading program established by the CAIR. Illinois also adopted the CAIR emissions trading programs, but in addition requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, EME cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Illinois Plants and the Homer City facilities may be subject to additional requirements pursuant to these programs.

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

Climate Change

Litigation Developments

        On February 28, 2008, the Native Village of Kivalina and the City of Kivalina, located off the coast of Alaska, filed a complaint in federal court in California against 24 defendants, including Edison International, who directly or through subsidiaries engage in electric generating, oil and gas, or coal mining lines of business. Although EME is not named as a defendant, the complaint identifies EME as a direct or indirect operating subsidiary of Edison International through which Edison International engages in electric power generation. The complaint contends that the alleged global warming impacts of the GHG emissions associated with the defendants' business activities are destroying the plaintiffs' village through the melting of Arctic ice that had previously protected the village from winter storms. The plaintiffs further allege that the village will soon need to be abandoned or relocated at a cost of between $95 million and $400 million. EME cannot predict the outcome of this lawsuit.

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

        EME uses "earnings at risk" to identify, measure, monitor and control its overall market risk exposure with respect to hedge positions at the Illinois Plants, the Homer City facilities, and the merchant wind projects, and "value at risk" to identify, measure, monitor and control its overall risk exposure in respect of its trading positions. The use of these measures allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss, and earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of these measures and reliance on a single type of risk measurement tool, EME supplements these approaches with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

Hedging Strategy

        To reduce its exposure to market risk, EME hedges a portion of its electricity sales through EMMT, an EME subsidiary engaged in the power marketing and trading business. To the extent that

EME does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM, or may be entered into at other trading hubs, including the Cinergy Hub in the Midwest Independent Transmission System Operator (MISO). These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2008 and 2007.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007
January	$47.09	$35.75
February	54.46	56.64
March	58.58	42.04
April	53.87	48.91
May	44.49	44.49
June	56.06	39.76

Six-Month Average	$52.42	$44.60

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2008:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2008
July	$81.00
August	77.04
September	62.27
October	59.88
November	56.23
December	64.39

2009 Calendar "strip"(2)	$62.17

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position at June 30, 2008:

	2008		2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1)
Northern Illinois Hub—AEP/Dayton Hub	5,427	$61.30	11,378	$66.53	7,961	$67.39	203	$76.20
Load Requirements Services Contracts(2)(3)
Northern Illinois Hub	2,220	64.37	1,571	63.65	—	—	—	—

Total estimated GWh	7,647		12,949		7,961		203

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at June 30, 2008 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(2)
Under a load requirements services contract, the amount of power sold is a portion of the retail load of the purchasing utility and thus can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers. Estimated GWh have been forecast based on historical patterns and on assumptions regarding the factors that may affect retail loads in the future. The actual load will vary from that used for the above estimate, and the amount of variation may be material.

(3)
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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and in PJM West Hub (EME Homer City's primary trading hub) during the first six months of 2008 and 2007:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2008	2007	2008	2007
January	$54.32	$40.30	$66.80	$44.63
February	61.74	64.27	68.29	73.93
March	65.37	55.00	70.48	61.02
April	61.99	52.42	69.12	58.74
May	49.37	48.12	59.84	53.89
June	78.72	45.88	98.50	60.19

Six-Month Average	$61.92	$51.00	$72.17	$58.73

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at June 30, 2008:

24-Hour PJM West Hub Forward Energy Prices(1)
2008
July	$113.97
August	115.98
September	93.37
October	90.30
November	82.49
December	95.45
2009 Calendar "strip"(2)	$94.90

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        The following table summarizes EME Homer City's hedge position at June 30, 2008:

	2008	2009	2010
GWh	3,636	4,096	2,654
Average price/MWh(1)	$60.84	$82.84	$90.52

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2008 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at June 30, 2008:

	Fixed Price Capacity Sales
	Through RPM Auction, Net			Non-unit Specific Capacity Sales		Variable Capacity Sales
	MW	Price per MW-day		MW	Price per MW-day	MW	Price per MW-day
July 1, 2008 to May 31, 2009
Midwest Generation	2,978	$122.36	(1)	880	$64.35	—	—
EME Homer City	820	111.92		—	—	905	$65.76	(2)
June 1, 2009 to May 31, 2010
Midwest Generation	4,614	102.04		715	71.46	—	—
EME Homer City	1,670	191.32		—	—	—	—
June 1, 2010 to May 31, 2011
Midwest Generation	4,929	174.29		—	—	—	—
EME Homer City	1,813	174.29		—	—	—	—
June 1, 2011 to May 31, 2012
Midwest Generation	4,582	110.00		—	—	—	—
EME Homer City	1,771	110.00		—	—	—	—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.36.

(2)
Actual contract price is a function of NYISO capacity auction clearing prices in June 2008 through July 2008 and forward over-the-counter NYISO capacity prices on June 30, 2008 for August 2008 through May 2009.

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

        Prior to the RPM auctions for the relevant delivery periods, EME Homer City sold a portion of its capacity to an unrelated third party for the delivery period of June 1, 2008 through May 31, 2009. EME Homer City is not receiving the RPM auction clearing price for this previously sold capacity. The price EME Homer City is receiving for these capacity sales is a function of NYISO capacity clearing prices resulting from separate NYISO capacity auctions.

Basis Risk

        Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the PJM West Hub in the case of the Homer City facilities and for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub in the case of the Illinois Plants. EME's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. EME's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the PJM West Hub for the Homer City facilities and the Northern Illinois Hub or AEP/Dayton Hub for the Illinois Plants) less the cost of power at spot prices at the same designated settlement points.

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 14%, compared to 13% during the six months ended June 30, 2007. The monthly average difference during the 12 months ended June 30, 2008 ranged from 7% to 22%. In contrast to the Homer City facilities, during the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants, although the implementation of marginal losses on June 1, 2007 has lowered energy prices at the Illinois Plants busbars.

        By entering into cash settled futures contracts and forward contracts using the PJM West Hub, the Northern Illinois Hub, and the AEP/Dayton Hub (or other similar trading hubs) as settlement points, EME is exposed to basis risk as described above. In order to mitigate basis risk, EME may purchase financial transmission rights and basis swaps in PJM for EME Homer City. A financial transmission right is a financial instrument that entitles the holder to receive the difference of actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, EME's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal and Transportation Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2011. The following table summarizes the amount of coal under contract at June 30, 2008 for the remainder of 2008 and the following three years.

	Amount of Coal Under Contract in Millions of Tons(1)
	July through December 2008	2009	2010	2011
Illinois Plants	10.3	11.7	11.7	—
Homer City facilities(2)	3.2	4.5	0.4	0.1

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

(2)
At June 30, 2008, there are options to purchase additional coal of 1.7 million tons in 2010 and 1.2 million tons in 2011.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian coal, which are related to the price of coal purchased for the Homer City facilities, increased substantially during 2008 from 2007 year-end prices. The price of Northern Appalachian coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to $149 per ton at July 25, 2008 from $55.25 per ton at December 21, 2007, as reported by the Energy Information Administration. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during 2008 from 2007 year-end prices. The price of PRB coal increased to $12.50 per ton at July 25, 2008 from $11.50 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increase in North Appalachian coal prices were primarily attributable to: 1) increased international and Atlantic basin coal demand, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

        The average price of purchased SO2 allowances decreased to $309 per ton during the first six months of 2008 from $512 per ton during 2007. The price of SO2 allowances, determined by obtaining broker quotes and information from other public sources, was $330 per ton as of June 30, 2008. Following the District of Columbia Circuit Court of Appeals' decision in July 2008, discussed above under "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule," the price of SO2 allowances has further declined.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), EME records unrealized gains or losses. EME classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Illinois Plants
Non-qualifying hedges	$2	$4	$2	$(18)
Ineffective portion of cash flow hedges	(5)	—	(10)	—
Homer City
Non-qualifying hedges	1	2	2	1
Ineffective portion of cash flow hedges	(7)	(5)	(9)	(3)

Total unrealized gains (losses)	$(9)	$1	$(15)	$(20)

        At June 30, 2008, unrealized losses of $54 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($22 million for the remainder of 2008, $18 million for 2009, and $14 million for 2010).

Fair Value of Financial Instruments

Non-Trading Derivative Financial Instruments

        The following table summarizes the fair values for outstanding derivative financial instruments used in EME's continuing operations for purposes other than trading, by risk category:

	June 30, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(686)	$(137)

        In assessing the fair value of EME's non-trading derivative financial instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of electricity contracts at June 30, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2008, which is the valuation date. The following table summarizes the maturities and the related fair value, primarily based on actively traded prices, of EME's commodity derivative assets and liabilities as of June 30, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(683)	$(452)	$(231)	$—	$—
Price based on models and other valuation methods	(3)	1	(4)	—	—

Total	$(686)	$(451)	$(235)	$—	$—

        Prices actively quoted in the preceding table includes derivatives whose fair value is based on quoted market prices and forward market prices adjusted for credit risk.

Energy Trading Derivative Financial Instruments

        The fair value of the commodity financial instruments related to energy trading activities as of June 30, 2008 and December 31, 2007, are set forth below:

	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Electricity contracts	$231	$138	$141	$9

        The change in the fair value of trading contracts for the six months ended June 30, 2008, was as follows:

(in millions)
Fair value of trading contracts at January 1, 2008	$132
Net gains from energy trading activities	95
Amount realized from energy trading activities	(121)
Other changes in fair value	(13)

Fair value of trading contracts at June 30, 2008	$93

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

        The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities (as of June 30, 2008):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(31)	$(28)	$(2)	$(1)	$—
Prices based on models and other valuation methods	124	47	21	24	32

Total	$93	$19	$19	$23	$32

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

        The credit risk exposure from counterparties of merchant energy activities (excluding load requirements services contracts) are measured as either: (i) the sum of 60 days of accounts receivable, current fair value of open positions, and a credit value at risk, or (ii) the sum of delivered and unpaid accounts receivable and the current fair value of open positions. EME's subsidiaries enter into master agreements and other arrangements in conducting hedging and trading activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. Accordingly, EME's credit risk exposure from counterparties is based on net exposure under these agreements. At June 30, 2008, the amount of exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

S&P Credit Rating	June 30, 2008
(in millions)
A or higher	$14
A-	70
BBB+	95
BBB	18
BBB-	38
Below investment grade	4

Total	$239

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 49% of EME's consolidated operating revenues for the six months ended June 30, 2008. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At June 30, 2008, EME's account receivable due from PJM was $99 million.

        EME also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 15% of EME's consolidated operating revenues during the six months ended June 30, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Ba1 by Moody's. At June 30, 2008, EME's account receivable due from Commonwealth Edison was $24 million. For the six months ended June 30, 2008, a third customer accounted for 11% of EME's consolidated operating revenues.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.7 billion at June 30, 2008, compared to the carrying value of $3.9 billion.

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

FERC Investigatory Proceeding against EMMT

        On July 12, 2005, EMMT received a letter from the staff of the FERC Office of Enforcement (FERC Staff) stating that, by the letter, it was commencing a preliminary, non-public investigation of certain bidding practices of EMMT. In October 2006, EMMT was advised that the FERC Staff was prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. In ensuing exchanges between EMMT and the FERC Staff, EMMT provided information explaining that the business purpose for its bidding practices was the sale for risk mitigation purposes of a certain amount of power in the real-time rather than the day-ahead market.

        Discussions with the FERC Staff led to a settlement agreement, which was accepted and adopted by the FERC in an order issued May 19, 2008. In the settlement agreement EMMT, Midwest Generation, and EME acknowledged that during the course of the investigation, although they had had no intent to mislead the FERC Staff, they had at times failed to provide complete and accurate information in response to FERC Staff inquiries, as required by FERC's regulation (18 CFR § 35.41(b) (2007)). The settlement agreement required the payment of $7 million in civil penalties for violation of 18 CFR § 35.41(b) (2007) and development and implementation of a comprehensive regulatory compliance program at an estimated cost of $2 million. The order and settlement agreement operate to terminate the investigation with no assertion of findings of violation of FERC's rules with respect to the bidding practices that were the subject of the investigation.

        On June 18 and 19, 2008, various parties, including the Attorney General of the State of Illinois, the Pennsylvania Public Utility Commission, Delaware Public Service Commission, New Jersey Board of Public Utilities, Indiana Utility Regulatory Commission, the Public Utilities Commission of Ohio, the Virginia State Corporation Commission and the Illinois Commerce Commission, filed various interventions and protests seeking to intervene in the FERC investigation docket for the purpose of seeking clarification that the order and settlement agreement did not foreclose third party rights to seek redress against EMMT, Midwest Generation, and EME for any alleged market manipulation as a result of the bidding behavior or, in the alternative, obtaining an order reopening the investigation docket to allow further investigation into the bidding behavior. On July 3, 2008, EMMT, Midwest Generation, and EME responded to the filings of the various parties by requesting that the filings should be dismissed based upon the applicable law and case precedent. On July 16, 2008, the FERC issued an order, commonly referred to as a tolling order, that granted rehearing of the order for the limited purpose of affording additional time for consideration of the matters raised in these filings. Absent the issuance of the tolling order, the timely filed rehearing requests would be deemed denied by operation of law. In the tolling order, the FERC noted that the pending rehearing requests will be addressed on their merits in a future order.

EME Homer City New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the Prevention of Significant Deterioration requirements of the Clean Air Act. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. EME Homer City intends to meet with the US EPA to discuss the alleged violations. EME Homer City is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations, financial position or cash flows. EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting the defense of the claims.

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

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer
Date:	August 8, 2008

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
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
EDISON MISSION ENERGY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES