Form 10-Q
period 2009-03-31
EDISON MISSION ENERGY
filed 2009-05-08
CIK 930835

Use these links to rapidly review the document

TABLE OF CONTENTS ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE OF CONTENTS RESULTS OF OPERATIONS
TABLE OF CONTENTS LIQUIDITY AND CAPITAL RESOURCES
TABLE OF CONTENTS MARKET RISK EXPOSURES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        Number of shares outstanding of the registrant's Common Stock as of May 8, 2009: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
DOJ	United States Department of Justice
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
ISO(s)	independent system operator(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	notice of violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services

ii

SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 141(R)	Statement of Financial Accounting Standards No. 141(R), "Business Combinations"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 160	Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Revenues	$612	$719
Operating Expenses
Fuel	187	187
Plant operations	149	136
Plant operating leases	44	44
Depreciation and amortization	56	44
(Gain) on buyout of contract and (gain) loss on sale of assets	1	(16)
Administrative and general	44	48

Total operating expenses	481	443

Operating income	131	276

Other Income (Expense)
Equity in income from unconsolidated affiliates	6	12
Dividend income	1	1
Interest income	3	8
Interest expense	(74)	(71)
Other income (expense), net	1	6

Total other income (expense)	(63)	(44)

Income from continuing operations before income taxes	68	232
Provision for income taxes	15	82

Income From Continuing Operations	53	150
Income (loss) from operations of discontinued subsidiaries, net of tax (Note 5)	3	(5)

Net Income	56	145

Net (Income) Loss Attributable to Noncontrolling Interest	—	—

Net Income Attributable to Common Shareholders of EME	$56	$145

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Income	$56	$145
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $98 and $(92) for the three months ended March 31, 2009 and 2008, respectively	151	(138)
Reclassification adjustments included in net income, net of income tax expense of $32 and $6 for the three months ended March 31, 2009 and 2008, respectively	(49)	(8)

Other comprehensive income (loss)	102	(146)

Comprehensive Income (Loss)	158	(1)

Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—

Comprehensive Income (Loss) Attributable to Common Shareholders of EME	$158	$(1)

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,986	$1,807
Short-term investments	3	4
Accounts receivable—trade	204	241
Receivables from affiliates	44	18
Inventory	227	189
Derivative assets	216	170
Margin and collateral deposits	109	88
Prepaid expenses and other	123	144

Total current assets	2,912	2,661

Investments in Unconsolidated Affiliates	348	362

Property, Plant and Equipment	5,733	5,643
Less accumulated depreciation and amortization	1,294	1,241

Net property, plant and equipment	4,439	4,402

Other Assets
Deferred financing costs	35	36
Long-term derivative assets	166	170
Restricted cash	43	43
Rent payments in excess of levelized rent expense under plant operating leases	926	878
Other long-term assets	537	528

Total other assets	1,707	1,655

Total Assets	$9,406	$9,080

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, Unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$118	$95
Payables to affiliates	5	18
Accrued liabilities	372	380
Derivative liabilities	29	22
Interest payable	98	30
Deferred taxes	110	66
Current maturities of long-term obligations	24	24

Total current liabilities	756	635

Long-term obligations net of current maturities	4,610	4,638
Deferred taxes and tax credits	615	541
Deferred revenues	62	63
Long-term derivative liabilities	2	5
Other long-term liabilities	439	434

Total Liabilities	6,484	6,316

Commitments and Contingencies (Note 10)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of March 31 2009 and December 31, 2008	64	64
Additional paid-in capital	1,336	1,335
Retained earnings	1,140	1,085
Accumulated other comprehensive income	302	200

Total EME common shareholder's equity	2,842	2,684

Noncontrolling Interest	80	80

Total Equity	2,922	2,764

Total Liabilities and Equity	$9,406	$9,080

The accompanying notes are an integral part of these consolidated financial statements.

 EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$56	$145
Less: (Income) loss from discontinued operations	(3)	5

Income from continuing operations, net	$53	$150
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(6)	(12)
Distributions from unconsolidated affiliates	9	15
Depreciation and amortization	56	46
Deferred taxes and tax credits	51	11
(Gain) on buyout of contract and (gain) loss on sale of assets	1	(16)
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(21)	(27)
Decrease (increase) in accounts receivable	11	(17)
Increase in inventory	(38)	(7)
Decrease (increase) in prepaid expenses and other	19	(6)
Increase in rent payments in excess of levelized rent expense	(49)	(49)
Increase (decrease) in accounts payable and other current liabilities	(5)	50
Increase in interest payable	68	68
Decrease (increase) in derivative assets and liabilities	129	(71)
Other operating—assets	—	(7)
Other operating—liabilities	1	6

Operating cash flow from continuing operations	279	134
Operating cash flow from discontinued operations	3	(5)

Net cash provided by operating activities	282	129

Cash Flows From Financing Activities
Borrowings on long-term debt	—	76
Payments on long-term debt agreements	(27)	(6)
Payments to affiliates related to stock-based awards	(1)	(5)
Excess tax benefits related to stock-based awards	—	1
Financing costs	—	(1)

Net cash provided by (used in) financing activities	(28)	65

Cash Flows From Investing Activities
Capital expenditures	(94)	(117)
Proceeds from return of capital and loan repayments and sale of assets	10	8
Purchase of interest of acquired companies	(6)	—
Maturities of short-term investments	1	47
Decrease in restricted cash	—	2
Proceeds from other assets	14	1

Net cash used in investing activities	(75)	(59)

Net increase in cash and cash equivalents	179	135
Cash and cash equivalents at beginning of period	1,807	994

Cash and cash equivalents at end of period	$1,986	$1,129

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

        EME's significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 110 of EME's annual report on Form 10-K for the year ended December 31, 2008. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to the adoption of SFAS No. 160. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Cash, Cash Equivalents and Short-term Investments

        Cash, cash equivalents and short-term investments as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Cash	$127	$31

Money market funds	$1,847	$1,581
U.S. government agency securities	—	164
Commercial paper	—	30
Time deposits (certificates of deposit)	12	1

Total cash equivalents	$1,859	$1,776

Commercial paper	$1	$1
Money market funds	2	3

Total short-term investments	$3	$4

Total cash, cash equivalents and short-term investments	$1,989	$1,811

        Cash equivalents, with the exception of money market funds, were stated at amortized cost plus accrued interest. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

        At March 31, 2009 and December 31, 2008, EME had classified all marketable debt securities as held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities were carried at amortized cost plus accrued interest which approximated their fair value. Gross unrealized holding gains and losses were not material. Held-to-maturity securities all mature within one year.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Coal, fuel oil and other raw materials	$168	$131
Spare parts, materials and supplies	59	58

Total	$227	$189

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 157—

        Effective January 1, 2009, EME adopted SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS No. 157 for nonrecurring fair value measurements did not have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 141(R)—

        In December 2007, the FASB issued SFAS No. 141(R), which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning January 1, 2009. Adoption of this standard had no impact on EME's consolidated results of operations, financial position or cash flows because there were no business combinations during the first quarter of 2009.

Statement of Financial Accounting Standards No. 141(R)-1—

        In April 2009, the FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" to amend guidance in SFAS No. 141(R). FSP SFAS No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This position also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This position shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after fiscal years beginning January 1, 2009. Adoption of this standard had no impact on EME's consolidated results of operations, financial position or cash flows because there were no business combinations during the first quarter of 2009.

Statement of Financial Accounting Standards No. 160—

        In December 2007, the FASB issued SFAS No. 160, which requires an entity to present noncontrolling interests that reflect the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interests to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. EME adopted this pronouncement effective January 1, 2009. In accordance with this standard, EME reclassified noncontrolling interests of $80 million at December 31, 2008 to a component of equity on EME's consolidated balance sheet. For additional information regarding the adoption of SFAS No. 160, see Note 6—Noncontrolling Interests.

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. EME adopted this pronouncement effective January 1, 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard did not have an impact on EME's consolidated results of operations, financial position or cash flows. For additional information regarding the adoption of SFAS No. 161, see Note 3—Derivative Instruments.

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. EME adopted this pronouncement effective January 1, 2009. The adoption of this position had no impact on EME's consolidated results of operations, financial position or cash flows.

EITF Issue No. 08-6—

        In November 2008, the FASB ratified the consensus in EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations." This issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. Effective January 1, 2009, EME adopted this issue prospectively. The adoption had no impact on EME's consolidated financial statements.

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

FSP SFAS No. 157-4—

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") in the current inactive market. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. EME will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

FSP SFAS No. 115-2—

        In April 2009, the FASB issued FSP SFAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 changes existing guidance for determining whether impairment is other than temporary for debt securities. Under FSP SFAS No. 115-2, an entity would write down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will have to sell before recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. EME will adopt FSP SFAS No. 115-2 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

FSP SFAS No. 107-1 and APB No. 28-1—

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. EME will adopt this position in the second quarter of 2009. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on EME's consolidated results of operations, financial position or cash flows.

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

  •
  Level 2—Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

        The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (PJM West Hub, Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks. EME obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EME selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EME believes to provide the most liquid market for the commodity. EME considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of EME's derivative contracts determined in this manner are classified as Level 2.

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations), derivatives with counterparties that have significant nonperformance risks, as discussed below, and long-term power agreements are classified as Level 3. For illiquid financial transmission rights, EME reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. In circumstances where EME cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME continues to assess valuation methodologies used to determine fair value.

        In assessing nonperformance risks, EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. EME reduced the fair value of derivative assets for nonperformance risks by $16 million at March 31, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets. In 2008, EME had invested $20 million in the Reserve Primary Fund (a money market fund). The Reserve incurred a loss related to debt securities of Lehman Brothers Holdings and had announced liquidation of the Reserve. EME reduced the fair value of the investment by $1 million and transferred the remaining balance into Level 3 during the third quarter of 2008 as observable market prices were not available. EME subsequently received $17 million ($16 million and $1 million in 2008 and 2009, respectively) in settlements resulting in the ending balance of $2 million at March 31, 2009 classified in Level 3.

        The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
			(in millions)
Assets at Fair Value
Money market funds(1)	$1,847	$—	$2	$—	$1,849
Derivative contracts	9	577	285	(489)	382
Liabilities at Fair Value
Derivative contracts	$—	$(182)	$(18)	$169	$(31)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
			(in millions)
Assets at Fair Value
Money market funds(1)	$1,581	$—	$3	$—	$1,584
Derivative contracts	2	417	221	(300)	340
Liabilities at Fair Value
Derivative contracts	$—	$(145)	$(8)	$126	$(27)

(1)
Included in cash and cash equivalents and short-term investments on EME's consolidated balance sheet.

(2)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of EME's Level 3 derivative contracts, net for the periods ended March 31, 2009 and 2008:

	2009	2008
	(in millions)
Fair value of derivative contracts, net at January 1, 2009 and 2008	$213	$120
Total realized/unrealized gains (losses):
Included in earnings(1)	146	33
Included in accumulated other comprehensive income (loss)	—	(2)
Purchases and settlements, net	(89)	(37)
Transfers in or out of Level 3	(3)	(3)

Fair value of derivative contracts, net at March 31, 2009 and 2008	$267	$111

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at March 31, 2009 and 2008(1)	$73	$(4)

(1)
Reported in operating revenues on EME's consolidated statements of income.

        The increase in the fair value of Level 3 derivative contracts during the first quarter of 2009 is primarily due to load requirements services contracts. The energy price risk related to these contracts was substantially hedged, but such hedge contracts are classified as Level 2 and, therefore, not reflected as an offsetting position in Level 3.

Note 3.  Derivative Instruments

        EME uses derivative instruments to reduce EME's exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. To the extent that EME does not use derivative instruments to hedge these price risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

  •
  futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services providing for the delivery of a bundled product including, but not limited to, energy, transmission, capacity, and ancillary services, generally for a fixed unit price, and

  •
  capacity transactions, including participation in capacity auctions.

        The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, EME evaluates the sufficiency of its credit capacity at EME and Midwest Generation and whether the forward sales markets have sufficient liquidity to enable EME to identify appropriate counterparties for hedge transactions. Hedge transactions entered into by EME are accounted for under SFAS No. 133.

        SFAS No. 133, as amended and interpreted by accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires a company to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. Under SFAS No. 133, all changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow hedges. SFAS No. 133 provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting under SFAS No. 133. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, EME utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME records unrealized gains or losses. EME classifies unrealized gains and losses from energy contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

        Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as derivative assets or liabilities. In the absence of quoted market prices, derivative instruments are valued at fair value as determined through the methodology outlined in

Note 2—Fair Value Measurements. Resulting gains and losses are recognized in operating revenues in the accompanying consolidated income statements in the period of change in accordance with EITF No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."

        Where EME's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) No. 39 "Offsetting of Amounts Related to Certain Contracts" are met, EME presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards	Sales	GWh	19,879	(1)	23,361	(3)	23,034
Electricity	Forwards	Purchases	GWh	—		22,005	(3)	23,511
Electricity	Capacity	Sales	MW-Day (in thousands)	315	(2)	—		574,225	(2)
Electricity	Capacity	Purchases	MW-Day (in thousands)	288	(2)	—		707,625	(2)
Electricity	Congestion	Sales	GWh	—		136	(4)	5,049	(4)
Electricity	Congestion	Purchases	GWh	—		1,041	(4)	105,917	(4)
Natural gas	Forwards	Sales	billion cubic feet	—		9.2		28.8
Natural gas	Forwards	Purchases	billion cubic feet	—		—		28.0
Fuel oil	Forwards	Sales	Barrels	—		—		55,000
Fuel oil	Forwards	Purchases	Barrels	—		25,200,000		55,000

(1)
EME's hedge products include forward and futures contracts that qualify for hedge accounting under SFAS No. 133. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception under SFAS No. 133 and are accounted for on the accrual method.

(2)
EME's hedge transactions for capacity result from bilateral trades prior to PJM RPM auctions. Capacity sold in the PJM RPM auction is not accounted for as a derivative under SFAS No. 133.

(3)
EME also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges under SFAS No. 133.

(4)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer, is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments at March 31, 2009:

	Derivative Assets			Derivative Liabilities
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
	(in millions)
Non-trading activities
Cash flow hedges	$372	$203	$575	$17	$15	$32	$543
Economic hedges	282	122	404	276	113	389	15
Trading activities	540	192	732	507	112	619	113

	$1,194	$517	$1,711	$800	$240	$1,040	$671
Netting and collateral received	(978)	(351)	(1,329)	(771)	(238)	(1,009)	(320)

Total	$216	$166	$382	$29	$2	$31	$351

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the three months ended March 31, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$398
Effective portion of changes in fair value	249
Reclassification from accumulated other comprehensive income to net income	(81)	Operating revenues(2)

Accumulated other comprehensive income derivative gain at March 31, 2009	$566

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2009 and December 31, 2008 were $342 million and $240 million, respectively.

(2)
Represents reclassification of unrealized gains to operating revenues.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net losses of none and $13 million during the first quarters of 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the income statement.

        The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statement of income for the period ended March 31, 2009 is presented below:

Type	Location	Amount
		(in millions)
Economic hedges	Operating revenue	$14
Trading activities	Operating revenue	10

Contingent Features/Credit Related Exposure

        Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margining, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margining, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on March 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Margin and Collateral Deposits

        Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. In accordance with FIN No. 39-1, "Amendment of FASB Interpretation No. 39," EME presents a portion of its margin and cash collateral deposits net with its derivative positions on EME's consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $53 million and $51 million at March 31, 2009 and December 31, 2008, respectively. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $373 million and $225 million at March 31, 2009 and December 31, 2008, respectively.

Note 4.  Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$240	$(40)	$200
Current period change	102	—	102

Balance at March 31, 2009	$342	$(40)	$302

(1)
For further detail, see Note 8—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at March 31, 2009, included unrealized gains on commodity hedges related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. As EME's hedged positions for continuing operations are realized, $229 million, after tax, of the net unrealized gains on cash flow hedges at March 31, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 5.  Discontinued Operations

        Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Income (loss) before income taxes and minority interest	$6	$(6)
Provision (benefit) for income taxes	3	(1)

Income (loss) from operations of discontinued foreign subsidiaries	$3	$(5)

Note 6.  Noncontrolling Interests

        Pursuant to SFAS No. 160, EME is providing a consolidated statement of changes in equity and a schedule summarizing the amounts of income from continuing operations and discontinued operations attributable to EME.

Consolidated Statement of Changes in Equity

		EME Shareholders
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Non- controlling Interest
Balance at December 31, 2008	$2,764	$1,085	$200	$64	$1,335	$80
Net income	56	56
Other comprehensive income	102		102
Payments to Edison International for stock purchases related to stock-based compensation	(1)	(1)
Other stock transactions, net	1				1

Balance at March 31, 2009	$2,922	$1,140	$302	$64	$1,336	$80

Summarized Financial Information for EME

        Amounts attributable to EME common shareholders:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Income from continuing operations, net of tax	$53	$150
Discontinued operations, net of tax	3	(5)

Net Income	$56	$145

Note 7.  Variable Interest Entities

Projects or Entities that are Consolidated

        EME has purchased a majority interest in a number of wind projects under joint development agreements with third-party developers. At March 31, 2009 and December 31, 2008, EME had majority interests in 15 wind projects with a total generating capacity of 630 MW that had minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. Minority interest holders have key rights over matters such as budgets, incurrence of debt, and sale of the project, and in certain cases, receive a higher allocation of income and losses after a minimum return is earned by EME. In determining that EME was the primary beneficiary, a key factor was the conclusion that the power sales agreements did not constitute a variable interest since the agreements have a fixed unit price and do not absorb expected losses. As a result, the determination of EME as the primary beneficiary was based on the allocation of income and losses with EME expected to earn a majority of the expected gains or absorb the majority of the expected losses based on its ownership interest.

        The following table presents summarized financial information of the wind projects that had minority interests held by others consolidated by EME at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in millions)
Current assets	$35	$31
Net property, plant and equipment	982	957
Other long-term assets	3	2

Total assets	$1,020	$990

Current liabilities	$27	$29
Long-term obligations net of current maturities	23	25
Deferred revenues	16	15
Other long-term liabilities	20	18

Total liabilities	$86	$87

Noncontrolling interest	$80	$77

        Assets serving as collateral for the debt obligations had a carrying value of $85 million at each March 31, 2009 and December 31, 2008, and primarily consist of property, plant and equipment. The consolidated statement of income and cash flow for the three months ended March 31, 2009 includes $2 million of pre-tax income and $15 million of operating cash flow related to variable interest entities that are consolidated.

Projects that are not Consolidated

        EME has a number of investments in power projects that are accounted for under the equity method. Under the equity method, the project assets and related liabilities are not consolidated on EME's consolidated balance sheet. Rather, EME's financial statements reflect its investment in each entity and it records only its proportionate ownership share of net income or loss.

        Entities formed to own these projects are generally structured with a management committee in which EME exercises significant influence but cannot exercise unilateral control over the operating, funding or construction activities of the project entity. Two of these projects have secured long-term debt to finance the assets constructed and/or acquired by them. These financings generally are secured by a pledge of the assets of the project entity, but do not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's project investment, but would generally not require EME to contribute additional capital. At March 31, 2009, entities which EME has accounted for under the equity method had indebtedness of $269 million, of which $121 million is proportionate to EME's ownership interest in these projects. At December 31, 2008, entities which EME has accounted for under the equity method had indebtedness of $294 million, of which $128 million is proportional to EME's ownership interest in these projects.

        As of March 31, 2009 and December 31, 2008, EME has five significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. These projects are natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME concluded that the power purchase agreements for these projects represented variable interests in the related projects and, therefore, it was not the primary beneficiary of these entities. Accordingly, EME continues to account for its variable interests on the equity method. EME's maximum exposure to loss in these variable interest entities is generally limited to its investment in these entities, which totaled $315 million and $326 million as of March 31, 2009 and December 31, 2008, respectively, and is classified as investments in unconsolidated affiliates on EME's consolidated balance sheets.

        As of March 31, 2009 and December 31, 2008, EME has a 50% interest in the March Point project. EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. The obligations under this indemnification agreement as of March 31, 2009 and December 31, 2008, if payment were required, would be $49 million and $56 million, respectively. EME has not recorded a liability related to the indemnity. EME's maximum exposure to loss at March 31, 2009 is $51 million. During the first quarter of 2009, EME commenced recording its share of equity in income of $2 million from the March Point project. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

Note 8.  Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2009, EME had made approximately $1 million in contributions to its pension plans and estimates to make $8 million of contributions in the last nine months of 2009.

        The following are components of pension expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$3	$5
Interest cost	3	4
Expected return on plan assets	(2)	(3)
Amortization of net loss	1	—

Total expense	$5	$6

Postretirement Benefits Other Than Pensions

        As of March 31, 2009, EME had made approximately $1 million in contributions to its postretirement benefits other than pensions and estimates to make $1 million of contributions in the last nine months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$1	$1
Interest cost	1	1

Total expense	$2	$2

Note 9.  Income Taxes

        EME's income tax provision from continuing operations was $15 million and $82 million for the three months ended March 31, 2009 and 2008, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the three months ended March 31, 2009 and 2008, EME recognized $16 million and $9 million, respectively, of production tax credits related to wind projects. In addition, EME recognized additional income tax expense of $1 million and a benefit of $2 million during the first quarters of 2009 and 2008, respectively, related to estimated additional taxes or benefits allocated from Edison International. Effective January 1, 2009, the state of Massachusetts changed its tax regulations from a separate return, where each entity files separately, to a combined return for Edison International and its subsidiaries.

Note 10.  Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2009, EME's subsidiaries had firm commitments to spend approximately $106 million during the remainder of 2009 and $12 million in 2010 on capital and construction expenditures. The majority of these expenditures relate to the construction of wind projects and non-environmental improvements at both the Illinois Plants and the Homer City facilities. These expenditures are planned to be financed by cash on hand and cash generated from operations.

Turbine Commitments

        EME has entered into various turbine supply agreements with vendors to support its wind development efforts. At March 31, 2009, EME had secured the rights to 484 wind turbines (942 MW) for use in future projects for an aggregate purchase price of $1.2 billion, with remaining commitments of $667 million in 2009 and $240 million in 2010. Turbine payments scheduled during the first quarter of 2009 were deferred by agreement with certain suppliers. EME and Suzlon Wind Energy Corporation are discussing a number of contractual performance matters and related turbine payments. With respect to turbine payments scheduled for the balance of 2009, EME has continued to engage in discussions with each of the turbine suppliers to defer the payment of the remaining commitments under each of the turbine supply agreements. At March 31, 2009, EME had recorded wind turbine deposits of $336 million, included in other long-term assets on its consolidated balance sheet. Under certain of these agreements, EME may terminate the purchase of individual turbines, or groups of turbines, for convenience. If EME terminated one or more turbine supply agreements, it would result in a charge related to such termination.

Fuel Supply Contracts

        At March 31, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $535 million, summarized as follows: remainder of 2009—$360 million, 2010—$165 million, and 2011—$10 million.

Standby Letters of Credit

        At March 31, 2009, standby letters of credit aggregated $130 million and were scheduled to expire as follows: $86 million in 2009 and $44 million in 2010.

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

Indemnities Provided as Part of the Acquisition of the Illinois Plants

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "—Contingencies—Midwest Generation New Source Review Notice of Violation" and potential litigation by private groups related to the NOV. Except as discussed below, EME has not recorded a liability related to the environmental indemnity specified in the acquisition agreement.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 238 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2009. Midwest Generation had recorded a $52 million liability at March 31, 2009 related to this matter.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specific environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For discussion of the NOV received by EME Homer City and associated indemnity claims, see "—Contingencies—EME Homer City New Source Review Notice of Violation." EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2009, EME had recorded a liability of $89 million (of which $49 million is classified as a current liability) related to these matters.

        In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2009, EME had recorded a liability of $3 million related to these matters.

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

        EME Homer City has sought indemnification for liability and defense costs associated with the NOV from the sellers under the asset purchase agreement pursuant to which EME Homer City acquired the Homer City facilities. The sellers responded by denying the indemnity obligation, but accepting a portion of defense costs related to the claims.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. EME believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME and its subsidiaries conduct their businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of their facilities. There is no assurance that EME's financial position and results of operations would not be materially adversely affected. EME is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of EME's environmental contingencies, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008.

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

        With respect to EME's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at March 31, 2009 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Note 11.  Supplemental Cash Flows Information

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash paid (received)
Interest (net of amount capitalized(1))	$8	$47
Income taxes	(7)	60
Cash payments under plant operating leases	92	92

(1)
Interest capitalized for the three months ended March 31, 2009 and 2008 was $6 million and $9 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's current expectations and projections about future events based on EME's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact EME or its subsidiaries, include but are not limited to:

  •
  EME's ability to borrow funds and access capital markets on reasonable terms, particularly in light of current credit conditions in the capital markets and uncertainty over the global economic outlook;

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

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting EME or the electricity industry generally, including the market structure rules applicable to each market and price mitigation strategies adopted by ISOs and regional transmission organizations;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 27 of EME's annual report on Form 10-K for the year ended December 31, 2008. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME's business. Forward-looking statements speak only as of the date they are made, and EME is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2008, and as compared to the first quarter ended March 31, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2008.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

        EME is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME's subsidiaries or affiliates have typically been formed to own full or partial interests in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. As of March 31, 2009, EME's subsidiaries and affiliates owned or leased interests in 38 operating projects and 2 wind projects under construction. Since EME as a holding company does not directly own any revenue producing generation facilities, it depends for the most part on cash distributions from its projects to meet its debt service obligations, and to pay for general and administrative expenses. Distributions to EME from projects are subject to approval of the applicable entities'

governing bodies and are generally only available after all obligations, including debt service if applicable, at the project level have been paid. In addition, to the extent there is project level debt, distributions may be restricted by contractual limitations included in such project level debt obligations. For further information on distributions to EME, see "Liquidity and Capital Resources—EME's Liquidity as a Holding Company."

Economic Conditions and Commodity Prices

        Continuing economic recessionary conditions, among other things, were a contributing factor to a decline in electrical demand for Northern Illinois and PJM West Hub locations during the first quarter of 2009. The electrical load, calculated from published data by PJM, for these locations declined 6% and 2%, respectively, compared to the first quarter of 2008. The decline in natural gas prices together with lower electrical demand have resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted by congestion affecting power exported from the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub and the PJM West Hub declined to $34.06/MWh and $49.09/MWh, respectively, during the first quarter of 2009 as compared to $53.38/MWh and $68.52/MWh, respectively, during the first quarter of 2008. In the first quarter of 2009, the average realized energy prices per MWh were higher than the average 24-hour PJM market prices due to higher hedge prices. As reflected in the net income summary below, these factors had an adverse impact on the results of operations during the first quarter of 2009. Lower electrical load has also generally decreased congestion in the eastern power grid, thereby resulting in lower trading income in the first quarter of 2009.

Environmental Compliance Costs and Plans

        As discussed in the 2008 Annual Report on Form 10-K, Midwest Generation is subject to various commitments with respect to environmental compliance for the Illinois Plants. Midwest Generation is testing selective non-catalytic NOX removal technologies and reagent based SO2 removal technologies that may be employed to meet compliance requirements. These technologies would be deployed at the Illinois Plants in a manner which could optimize compliance during 2010 through 2015, subject to approval of construction permits by the Illinois EPA. A decision regarding whether or not to proceed with the alternative compliance program will occur following completion of testing and evaluation of results. Under the current conditions, Midwest Generation cannot predict what specific method will be used or the costs that will be incurred to comply with the Combined Pollutant Standard.

Business Development and Capital Commitments

        At March 31, 2009, EME had 1,015 MW of wind projects in service and another 170 MW of wind projects under construction, with scheduled completion dates during 2009. EME's wind projects under construction are currently funded through equity. During the first quarter of 2009, EME completed construction and commenced operations of the 80 MW Elkhorn Ridge project located in Nebraska.

        EME is continuing to preserve capital by focusing on a selective growth strategy, primarily on completion of projects under construction and development of sites for future renewable projects deploying current turbine commitments. EME has contracts for the purchase of 942 MW of new turbines with scheduled payment obligations of up to $667 million in 2009 and $240 million in 2010. Turbine payments scheduled during the first quarter of 2009 were deferred by agreement with certain suppliers. EME and Suzlon Wind Energy Corporation are discussing a number of contractual performance matters and related turbine payments. With respect to turbine payments scheduled for the balance of 2009, EME has continued to engage in discussions with each of the turbine suppliers to defer the payment of the remaining commitments under each of the turbine supply agreements. At March 31, 2009, EME had recorded wind turbine deposits of $336 million, included in other long-term assets on its consolidated balance sheet. Under certain of these agreements, EME may terminate the purchase of individual turbines, or groups of turbines, for convenience.

        EME plans to defer construction expenditures for new wind projects until financing becomes available, which may require power purchase agreements. EME has observed a trend toward delays in the award of power purchase agreements by potential offtakers. As a result, the time to complete development of new wind projects has increased, thereby delaying EME's expectation on timing of new projects. If EME is unable to obtain power purchase agreements, complete development of wind projects, and obtain project financing on acceptable terms and conditions, it may terminate a portion of the turbines on order. Such an event would likely result in a material charge. EME plans to store turbines that are delivered until needed for construction of new wind projects.

Net Income Attributable to EME Summary

        Net income attributable to EME is comprised of the following components:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Income from continuing operations	$53	$150
Income (loss) from discontinued operations	3	(5)

Net Income Attributable to EME	$56	$145

        EME's decrease in income from continuing operations during the first quarter of 2009, compared to the first quarter of 2008 was primarily attributable to a significant decline in earnings from the Illinois Plants and the Homer City facilities from lower power prices and generation levels as well as lower energy trading income. These decreases were partially offset by higher earnings from the wind projects in operation. Income from continuing operations during the first quarter of 2008 included the favorable buyout of a coal contract at the Illinois Plants.

        For further discussion of EME's operating results, see "Results of Operations."

Critical Accounting Policies and Estimates

        For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 45 of EME's annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the first quarters of 2009 and 2008, and is organized under the following headings:

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

        The following section and table provide a summary of results of EME's operating projects and corporate expenses for the first quarters of 2009 and 2008, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

        The following table shows the adjusted operating income of EME's projects:

	Three Months ended March 31,
	2009	2008
	(in millions)
Illinois Plants	$114	$231
Homer City	36	54
Renewable energy projects	26	8
Energy trading	10	41
Big 4 projects	6	8
Sunrise	(5)	(1)
March Point	2	—
Westside projects	3	4
Other non-wind projects	2	2

	194	347
Corporate administrative and general	(36)	(40)
Corporate depreciation and amortization	(3)	(3)

Adjusted Operating Income(1)	$155	$304

        The following table reconciles adjusted operating income to operating income as reflected on EME's consolidated statements of income:

	Three Months ended March 31,
	2009	2008
	(in millions)
Adjusted Operating Income	$155	$304
Less:
Equity in earnings of unconsolidated affiliates	6	12
Dividend income from projects	1	1
Production tax credits	16	9
Other income (expense), net	1	6

Operating Income	$131	$276

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

Earnings from Consolidated Operations

Illinois Plants

        The following table presents additional data for the Illinois Plants:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating Revenues	$384	$468
Operating Expenses
Fuel(1)	123	118
Gain on sale of emission allowances(2)	—	(2)
Plant operations	96	94
Plant operating leases	19	19
Depreciation and amortization	27	25
Gain on buyout of contract and disposal of assets	—	(16)
Administrative and general	5	6

Total operating expenses	270	244

Operating Income	114	224

Other Income (Expense)	—	7

Adjusted Operating Income(3)	$114	$231

Statistics(4)
Generation (in GWh):
Energy only contracts	5,756	6,538
Load requirements services contracts(5)	886	1,845

Total	6,642	8,383
Aggregate plant performance:
Equivalent availability(6)	82.7%	82.5%
Capacity factor(7)	56.3%	70.3%
Load factor(8)	68.1%	85.3%
Forced outage rate(9)	7.0%	11.8%
Average realized price/MWh:
Energy only contracts(10)	$47.77	$53.16
Load requirements services contracts(11)	$62.54	$62.35
Capacity revenue only (in millions)	$39	$9
Average fuel costs/MWh	$18.55	$14.08

(1)
Included in fuel costs were $19 million during the quarter ended March 31, 2009 related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $2 million during the first quarter of 2008. These sales reduced operating expenses. EME recorded $1 million and eliminated $1 million of intercompany profit during the first quarter of 2008 on emission allowances sold. The amount eliminated represents emission allowances not yet used by the Homer City facilities at March 31, 2008. In addition, EME recorded $2 million of intercompany profit during the first quarter of 2008 on emission allowances sold by the Illinois Plants to the Homer City facilities in the fourth quarter of 2007 but not used by the Homer City facilities until the first quarter of 2008.

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

(5)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007. One contract expired in May 2008 and the remaining contract is scheduled to expire in May 2009.

(6)
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

(7)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(8)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(9)
Midwest Generation refers to unplanned maintenance as a forced outage.

(10)
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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues	$384	$468
Less:
Load requirements services contracts	(55)	(115)
Unrealized (gains) losses	(15)	5
Capacity and other revenues	(39)	(10)

Realized revenues	$275	$348

Generation (in GWh)	5,756	6,538
Average realized energy price/MWh	$47.77	$53.16
(11)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

        Earnings from the Illinois Plants decreased $117 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 decrease in earnings was primarily attributable to a decrease in realized gross margin of $109 million. Realized gross margin was affected by the following factors:

  •
  lower generation and lower average realized energy prices due to lower energy prices and increased congestion (for more information, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Economic Conditions and Commodity Prices");

  •
  higher fuel costs due to annual NOX emission allowance costs commencing in the first quarter of 2009, operations of mercury controls and an increase in the cost of coal; and

  •
  higher capacity revenue primarily due to higher capacity prices in the RPM auction.

        In addition, earnings were lower in 2009 due to a gain of $15 million recorded in 2008 related to the buyout of a fuel contract and an estimated insurance recovery of approximately $6 million recorded in 2008 primarily related to the outages at the Powerton Station.

        Included in operating revenues were unrealized gains (losses) of $15 million and $(5) million for the first quarters of 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges under SFAS No. 133 (referred to as economic hedges). Unrealized losses in 2008 were primarily due to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Homer City

        The following table presents additional data for the Homer City facilities:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating Revenues	$165	$185
Operating Expenses
Fuel(1)	64	72
Loss on sale of emission allowances(2)	—	—
Plant operations	34	29
Plant operating leases	25	25
Depreciation and amortization	5	4
Administrative and general	1	1

Total operating expenses	129	131

Operating Income	36	54

Other Income	—	—

Adjusted Operating Income(3)	$36	$54

Statistics
Generation (in GWh)	2,658	3,192
Equivalent availability(4)	76.8%	87.5%
Capacity factor(5)	65.1%	77.5%
Load factor(6)	84.7%	88.5%
Forced outage rate(7)	12.3%	9.5%
Average realized energy price/MWh(8)	$57.03	$55.94
Capacity revenue only (in millions)	$12	$8
Average fuel costs/MWh	$24.01	$22.57

(1)
Included in fuel costs were $7 million and $5 million during the quarters ended March 31, 2009 and 2008, respectively, related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Homer City facilities sold seasonal NOX emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $1 million in the first quarter of 2009. These sales reduced operating expenses. EME eliminated $1 million of intercompany loss on emission allowances sold but not yet used by the Illinois Plants at March 31, 2009.

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

	Three Months Ended March 31,
	2009	2008
Operating revenues	$165	$185
Less:
Unrealized losses	—	1
Capacity and other revenues	(13)	(8)

Realized revenues	$152	$178

Generation (in GWh)	2,658	3,192
Average realized energy price/MWh	$57.03	$55.94

        Earnings from Homer City decreased $18 million for the first quarter of 2009, compared to the first quarter of 2008. The 2009 decrease in earnings was primarily attributable to lower realized gross margin and higher plant maintenance expenses. The decline in realized gross margin was due to lower generation driven primarily by lower energy prices, particularly in off-peak periods, and annual NOX emission allowance costs beginning in 2009. Due to lower prices, Homer City accelerated its 2009 planned outages into the first quarter of 2009 resulting in an additional 20 days of planned outages as compared to the first quarter of 2008. The planned outage acceleration reduced equivalent availability and increased plant operations expense. The increase in forced outage rate was mainly attributed to forced unit deratings which were required to prevent stack opacity exceedances from reaching levels in excess of the allowable limits. For more information regarding opacity regulations, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulations—Pennsylvania." The number and duration of opacity limit exceedances has increased at Homer City as lower dispatch has resulted in more unit operation in a load ramping mode. Recent efforts to optimize unit ramp rates and combustion parameters have reduced the deratings required to avoid stack opacity exceedances.

        Included in operating revenues were unrealized losses from hedging activities of $1 million for the first quarter of 2008. Unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants and the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants and the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants" and "—Energy Price Risk Affecting Sales from the Homer City Facilities."

Renewable Energy Projects

        The following table presents additional data for EME's renewable energy projects:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating Revenues	$44	$16
Production Tax Credits	16	9

	60	25

Operating Expenses
Plant operations	13	6
Depreciation and amortization	20	10
Administrative and general	1	1

Total operating expenses	34	17

Other Income	—	—

Adjusted Operating Income(1)	$26	$8

Statistics
Generation (in GWh)	820	500
Aggregate plant performance:
Equivalent availability	79.6%	84.6%
Capacity factor	36.6%	37.9%

(1)
Adjusted operating income is equal to operating income (loss) plus production tax credits and other income (expense). Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, adjusted operating income represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in adjusted operating income for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles adjusted operating income as shown above to operating income (loss) under GAAP:

	Three Months Ended March 31,
	2009	2008
Adjusted Operating Income	$26	$8
Less:
Production tax credits	16	9
Other income (expense)	—	—

Operating Income (Loss)	$10	$(1)

        Earnings from renewable energy projects increased $18 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase in earnings was primarily due to new projects that commenced operations in the last nine months of 2008. Earnings for the first quarter of 2009 included $11 million of liquidated damages for availability guarantees provided by Suzlon Wind Energy Corporation. At March 31, 2009, EME had a receivable from this vendor of $16 million.

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges, and from ISOs. Earnings from energy trading activities were $10 million and $41 million for the first quarters ended March 31, 2009 and 2008, respectively. The 2009 decrease in earnings from energy trading activities was primarily attributable to lower congestion in the eastern power grid resulting primarily from lower electrical load.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $2 million for the first quarter of 2009, compared to the first quarter of 2008. The 2009 decrease in earnings was primarily due to lower earnings from the Midway-Sunset, Sycamore and Watson projects. For further discussion regarding power sales from the Sycamore and Watson projects and a description of the dispute between SCE and Watson, refer to "Big 4 Projects" in Item 1 on page 12 of EME's annual report on Form 10-K for the year ended December 31, 2008. Partially offsetting these decreases was an increase in earnings from the Kern River project due to a planned outage in 2008.

Sunrise

        Losses from the Sunrise project increased $4 million for the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase in losses was primarily due to a planned outage in the first quarter of 2009.

March Point

        During the first quarter of 2009, EME commenced recording its share of equity in income of $2 million from the March Point project. Previously, EME suspended equity accounting since 2005 when its investment in the March Point project was fully impaired. Declining natural gas prices reduced fuel expenses and returned the project to profitability. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

Seasonal Disclosure

        EME's third quarter equity in income from its energy projects is materially higher than equity in income related to other quarters of the year due to warmer weather during the summer months and because a number of EME's energy projects located on the West Coast have power sales contracts that provide for higher payments during the summer months.

Corporate Administrative and General Expenses

        Administrative and general expenses decreased $4 million for the first quarter of 2009, compared to the first quarter of 2008, primarily due to lower employee benefits and consulting costs. In April 2009, EME reduced approximately 75 positions in its regional and corporate offices which will result in a restructuring charge of approximately $6 million during the second quarter of 2009.

Interest Related Income (Expense)

	Three Months Ended March 31,
	2009	2008
Interest income	$3	$8

Interest expense:
EME debt	(68)	(62)
Non-recourse debt:
Midwest Generation	(3)	(7)
EME CP Holding Co.	(1)	(1)
Other project	(2)	(1)

	$(74)	$(71)

Interest Income

        EME's interest income decreased $5 million for the first quarter of 2009, compared to the first quarter of 2008. The decrease was primarily attributable to lower interest rates in 2009 compared to 2008.

Interest Expense

        EME's interest expense to third parties, before capitalized interest, was $80 million for each of the first quarters of 2009 and 2008. Capitalized interest decreased $3 million for the first quarter of 2009, compared to the first quarter of 2008, due to a reduction in projects under construction.

Income Taxes

        EME's income tax provision from continuing operations was $15 million and $82 million for the three months ended March 31, 2009 and 2008, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the three months ended March 31, 2009 and 2008, EME recognized $16 million and $9 million, respectively, of production tax credits related to wind projects. In addition, EME recognized additional income tax expense of $1 million and a benefit of $2 million during the first quarters of 2009 and 2008, respectively, related to estimated additional taxes or benefits allocated from Edison International. Effective January 1, 2009, the state of Massachusetts changed its tax regulations from a separate return basis, where each entity files separately, to a combined return basis where Edison International and its subsidiaries file together.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to EME which are largely timing in nature. However, state income taxes may be affected under the tax-allocation agreement, including changes to apportionment rates used to record deferred taxes.

Results of Discontinued Operations

        Income (loss) from discontinued operations, net of tax, was $3 million and $(5) million for the first quarters of 2009 and 2008, respectively. The income (loss) in 2009 and 2008 was primarily due to foreign exchange gains (losses) and interest associated with contract indemnities related to EME's sale of its international projects in December 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2008.

EME's Liquidity

        At March 31, 2009, EME and its subsidiaries had cash and cash equivalents and short-term investments of $2.0 billion, EME had a total of $88 million of available borrowing capacity under its $600 million corporate credit facility, and Midwest Generation had a total of $22 million of available borrowing capacity under its $500 million working capital facility. EME's consolidated debt at March 31, 2009 was $4.6 billion, of which $24 million was current. In addition, EME's subsidiaries had $3.5 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 26 years.

        The following table summarizes the status of the EME and Midwest Generation credit facilities at March 31, 2009:

	EME	Midwest Generation
	(in millions)
Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	(351)	(475)
Outstanding letters of credit	(125)	(3)

Amount available	$88	$22

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Commercial Paper Inc., a lender in EME's credit agreement representing a commitment of $36 million, in September 2008 declined requests for funding under that agreement and in October 2008, filed for bankruptcy protection.

        Access to the capital markets remains uncertain due to the financial market and economic conditions discussed in "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview," and also in "Management's Overview" in Item 7 on page 41 of EME's annual report on Form 10-K for the year ended December 31, 2008. Accordingly, EME's liquidity is currently comprised of cash on hand and cash flow generated from operations. Pending recovery of the capital markets, EME intends to preserve capital by focusing on a selective growth strategy, primarily on completion of projects under construction and development of sites for future renewable projects deploying current turbine commitments, and using its cash on hand and future cash flow to meet its existing contractual commitments. Long-term disruption in the capital markets could adversely affect EME's business plans and financial position.

Capital Expenditures

        At March 31, 2009, the estimated capital expenditures through 2011 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

	April through December 2009	2010		2011
	(in millions)
Illinois Plants
Plant capital expenditures	$38	$96		$61
Environmental expenditures	11	(a	)	(a	)
Homer City Facilities
Plant capital expenditures	25	55		29
Environmental expenditures	2	15		32
New Projects
Projects under construction	33	—		—
Turbine commitments	667	240		—
Other capital expenditures	27	9		7

Total	$803	$415		$129

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

        Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. For more information on the current status of environmental improvements in Illinois, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Environmental Compliance Costs and Plans." For further discussion of environmental regulations, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008.

Expenditures for New Projects

        At March 31, 2009, EME had committed to purchase turbines (as reflected in the above table of capital expenditures) for wind projects that aggregate 942 MW. The turbine commitments generally represent approximately two-thirds of the total capital costs of EME's wind projects. As of March 31, 2009, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits and agreements necessary to support an investment. There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed, or that EME will be able to successfully develop projects utilizing all of its turbine commitments. For further discussion, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Business Development and Capital Commitments."

Big Sky Wind Project

        The Big Sky wind project is a 240 MW planned wind project in Illinois. EME has commenced pre-construction activities for equipment purchases, site development and interconnection activities (approximately $100 million capitalized at March 31, 2009). Release of the project for full construction is pending a decision on selection of turbines and EME's access to project financing or capital markets. The costs to complete the Big Sky wind project, including construction and turbine transportation and installation, are expected to be approximately $165 million. This estimate excludes the turbine costs set forth as turbine commitments in the table above and costs incurred to date. Upon completion, the project plans to sell electricity into the PJM market as a merchant generator or to third-party offtakers under power sales contracts.

Walnut Creek Project

        Walnut Creek Energy, a subsidiary of EME, was awarded by SCE, through a competitive bidding process, a ten-year power sales contract starting in 2013 for the output of the Walnut Creek project. In July 2008, the Los Angeles Superior Court found that actions taken by the SCAQMD, in promulgating rules that had made available a "Priority Reserve" of emissions credits for new power generation projects, did not satisfy California environmental laws. In November 2008, the Los Angeles Superior Court enjoined the SCAQMD from issuing Priority Reserve emission credits to any facility, including new power projects, until a satisfactory environmental analysis is completed. Legal challenges related to the Priority Reserve emission credits are continuing. In the air basins regulated by SCAQMD, the need for particulate matter (PM10) and SO2 emission credits exceeds available supply, and it is difficult to create new credits. Walnut Creek will be unable to begin construction until the legal challenges to the Priority Reserve emission credits have been favorably resolved or another source of credits for the project has been identified. The capital costs to construct this project, excluding interest, are estimated in the range of $500 million to $600 million.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations increased $145 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase was primarily attributable to an increase in margin deposits received from counterparties related to hedge activities at March 31, 2009.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations increased $93 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase was primarily attributable to payments made on EME's corporate credit facility and lower borrowings in 2009. Borrowings in 2008 represented borrowings under Midwest Generation's working capital facility.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations increased $16 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase was primarily due to lower maturities of short-term investments in 2009, compared to 2008. Partially offsetting this increase was lower capital expenditures in 2009, compared to 2008.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at March 31, 2009, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
Midwest Generation(1)	Baa3	BB+	BBB-
EMMT	Not Rated	BB-	Not Rated

(1)
First priority senior secured rating.

        On December 23, 2008, S&P assigned a negative outlook to its corporate ratings for EME, Midwest Generation, and EMMT. On March 24, 2009, Moody's placed its corporate and debt ratings for EME and Midwest Generation under review for possible downgrade. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        To reduce its exposure to market risk, EME hedges a portion of its electricity sales through EMMT, an EME subsidiary engaged in the power marketing and trading business. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. At March 31, 2009, EMMT had deposited $47 million in cash with clearing brokers in support of futures contracts and had deposited $62 million in cash with counterparties in support of forward energy and congestion contracts. In addition, EME had received cash collateral of $373 million at March 31, 2009, to support credit risk of counterparties under margin agreements.

        Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2009, if wholesale energy prices or the amount hedged changes. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of March 31, 2009 could increase by approximately $88 million over the remaining life of the contracts using a 95% confidence level. Certain EMMT hedge contracts do not require margining, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margining, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on March 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

        Midwest Generation has cash on hand to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. At March 31, 2009, Midwest Generation had available $22 million of borrowing capacity under its $500 million working capital facility. In addition, EME has cash on hand and $88 million of borrowing capacity available under its $600 million working capital facility to provide credit support to subsidiaries. For further discussion, see "—EME's Liquidity as a Holding Company."

EME's Liquidity as a Holding Company

Overview

        At March 31, 2009, EME had corporate cash and cash equivalents and short-term investments of $1.1 billion to meet liquidity needs. Since EME, as a holding company, does not directly own any revenue producing generation facilities, it depends for the most part on cash distributions and tax payments from its projects to pay debt service, tax payments, contractual obligations and general and administrative expenses. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project level debt obligations. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. For further discussion, see "—Dividend Restrictions in Major Financings."

EME Homer City Interim Funding Arrangements

        During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with a cash shortfall resulting from reduced revenues and higher maintenance expenses. The proceeds of the subordinated loans were deposited in EME Homer City's operating account. Depending on the timing of cash receipts and disbursements before the summer period, EME may provide additional funds through Edison Mission Finance. Such loans are expected to be repaid by the end of 2009.

EME's Credit Facility Financial Ratios

        EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-corporate-capital ratio as such terms are defined in the credit facility. The following details of EME's interest coverage ratio and a maximum corporate-debt-to-corporate-capital ratio are provided as an aid to understanding the components of the computations as defined in the credit facility. This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in EME's consolidated financial statements.

        The following table sets forth the major components of the interest coverage ratio for the twelve months ended March 31, 2009 and December 31, 2008:

	Twelve Months Ended
	March 31, 2009	December 31, 2008
	(in millions)
Funds Flow Available for Interest
Distributions:
Midwest Generation	$171	$206
EME Homer City	80	110
Big 4 Projects(1)	113	114
Other projects	57	55
Tax payments received from subsidiaries	313	364
Realized trading income	139	175
Tax allocation receipts (payments)	(79)	(92)
Operating expenses	(156)	(155)
Other items, net	(17)	(14)

	$621	$763

Net Interest Expense:
EME corporate debt	$255	$248
Addback: Capitalized interest	29	32
Powerton-Joliet intercompany notes	112	112
EME interest income	(6)	(6)

	$390	$386

Ratio	1.59	1.98
Covenant threshold (not less than)	1.20	1.20

(1)
Prior to the repayment of the Series B bonds of EME Funding Corp. in September 2008, distributions from the Big 4 projects represented funds transferred to EME after meeting debt service and restricted cash provisions set forth in this financing.

        The following table sets forth the major components of the corporate-debt-to-corporate-capital ratio at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in millions)
Corporate Debt
Indebtedness for money borrowed	$4,539	$4,564
Powerton-Joliet termination value	1,091	1,163
Letters of credit	128	132

	$5,758	$5,859

Corporate Capital
Common shareholder's equity	$2,842	$2,684
Less:
Non-cash cumulative changes in accounting	1	1
Accumulated other comprehensive income	(302)	(200)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to MEHC for repayment of 13.5% notes	899	899
Corporate debt	5,758	5,859

	$9,785	$9,830

Corporate-debt-to-corporate-capital ratio	0.59	0.60
Covenant threshold (not more than)	0.75	0.75

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at March 31, 2009 or for the twelve months ended March 31, 2009:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.26 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.85 to 1

        For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 74 of EME's annual report on Form 10-K for the year ended December 31, 2008.

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

        EME is restricted from the sale or disposition of assets, which includes the making of a distribution, if the aggregate net book value of all such sales during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding such sale. At March 31, 2009, the maximum sale or disposition of EME assets is determined as follows:

March 31, 2009
(in millions)
Consolidated Net Tangible Assets
Total consolidated assets	$9,406
Less:
Consolidated current liabilities	(756)
Intangible assets	(149)

$8,501

10% Threshold	$850

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

Contractual Obligations

Fuel Supply Contracts

        At March 31, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $535 million, summarized as follows: remainder of 2009—$360 million, 2010—$165 million, and 2011—$10 million.

Off-Balance Sheet Transactions

        For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 81 of EME's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report.

Environmental Matters and Regulations

        For a discussion of EME's environmental matters, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report, except as follows:

Clean Water Act—Cooling Water Standards and Regulations

        In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b).

Air Quality Regulations—Pennsylvania

        The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME has undertaken optimization of unit ramp rates and combustion parameters at the Homer City facilities to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required.

MARKET RISK EXPOSURES

Introduction

        EME's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, EME's financial results can be affected by fluctuations in interest rates. EME manages these risks in part by using derivative instruments in accordance with established policies and procedures.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2008.

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM, or may be entered into at other trading hubs, including the Cinergy Hub in the Midwest Independent Transmission System Operator (MISO). These trading hubs have been the most liquid locations for hedging purposes. For further discussion, see "—Basis Risk" below.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2009	2008
January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58

Quarterly Average	$34.06	$53.38

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2009
April	$25.07
May	24.31
June	27.84
July	36.59
August	31.48
September	26.83
October	27.38
November	25.07
December	28.63
2010 Calendar "strip"(2)	$30.11

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities for energy only contracts are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position at March 31, 2009:

	2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1) Northern Illinois Hub—AEP/Dayton Hub	7,953	$63.19	6,555	$68.68	612	$76.40
Load Requirements Services Contracts(2)(3) Northern Illinois Hub	598	63.65	—	—	—	—

Total estimated GWh	8,551		6,555		612

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at March 31, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

(3)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, transmission, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur load-serving entity charges imposed by PJM. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

        In addition, Midwest Generation has entered into 9.2 billion cubic feet of natural gas futures contracts during the first quarter of 2009 to hedge the energy price risks during 2009.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first three months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2009	2008	2009	2008
January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48

Quarterly Average	$44.72	$60.48	$49.09	$68.52

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at March 31, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)
2009
April	$38.51
May	37.95
June	42.97
July	54.07
August	47.74
September	41.35
October	38.98
November	41.12
December	46.65
2010 Calendar "strip"(2)	$50.00

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at the PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position at March 31, 2009:

	2009	2010
GWh	3,088	2,662
Average price/MWh(1)	$83.65	$90.61

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price/MWh for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. For a discussion of the difference, see "—Basis Risk" below.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at March 31, 2009:

	Fixed Price Capacity Sales
	Through RPM Auction, Net			Non-unit Specific Capacity Sales		Variable Capacity Sales
	MW	Price per MW-day		MW	Price per MW-day	MW	Price per MW-day
April 1, 2009 to May 31, 2009
Midwest Generation	2,963	$122.39	(1)	880	$64.35	—	—
EME Homer City	820	111.92		—	—	905	$58.57	(2)
June 1, 2009 to May 31, 2010
Midwest Generation	4,544	106.36		715	71.46	—	—
EME Homer City	1,670	191.32		—	—	—	—
June 1, 2010 to May 31, 2011
Midwest Generation	4,929	174.29		—	—	—	—
EME Homer City	1,813	174.29		—	—	—	—
June 1, 2011 to May 31, 2012
Midwest Generation	4,582	110.00		—	—	—	—
EME Homer City	1,771	110.00		—	—	—	—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.39.

(2)
Actual contract price is a function of NYISO capacity auction clearing prices in January through April 2009 and forward over-the-counter NYISO capacity prices on March 31, 2009 for May 2009.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2009 and 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9% and 12%, respectively. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended March 31, 2009 ranged from 8% to 21%. During the three months ended March 31, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 16% and 1%, respectively.

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

Coal and Transportation Price Risk

        The Illinois Plants and the Homer City facilities purchase coal primarily obtained from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements extending through 2011. The following table summarizes the amount of coal under contract at March 31, 2009 for the remainder of 2009 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons(1)
	April through December 2009	2010	2011
Illinois Plants	15.6	11.7	—
Homer City facilities(2)	3.8	0.8	0.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

(2)
At March 31, 2009, there are options to purchase additional coal of 0.8 million tons in 2010, 0.6 million tons in 2011, 0.5 million tons in 2012, and 0.1 million tons in 2013. Options to purchase 1.2 million tons in 2010 and 2011 are the subject of a dispute with the supplier. Pending dispute resolution, EME is exposed to price risk related to these volumes at March 31, 2009.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during 2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $43.50 per ton at May 1, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to the current global economic conditions that have lessened the demand for coal, high levels of inventories and fuel switching. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $8.75 per ton at May 1, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to market volatility, lower demand and higher levels of inventory.

        EME has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. EME is exposed to price risk related to higher transportation rates after the expiration of its existing transportation contracts. Current transportation rates for PRB coal are higher than the existing rates under contract (transportation costs are approximately 50% of the delivered cost of PRB coal to the Illinois Plants).

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's and Illinois' implementation of the Clean Air Interstate Rule, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants and the Homer City facilities, EME obtained the rights to the emission allowances that have been or are allocated to these plants. EME purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the Clean Air Interstate Rule, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 157 of EME's annual report on Form 10-K for the year ended December 31, 2008.

        EME is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $66 per ton during the first quarter of 2009 from $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOX allowances was $62 per ton and $2,125 per ton, respectively, at March 31, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        EME uses derivative instruments to reduce its exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. SFAS No. 133 requires changes in the fair value of each derivative instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 45 of EME's annual report on Form 10-K for the year ended December 31, 2008.

        EME classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities for the first quarters of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Illinois Plants
Non-qualifying hedges	$16	$—
Ineffective portion of cash flow hedges	(1)	(5)
Homer City facilities
Non-qualifying hedges	(1)	1
Ineffective portion of cash flow hedges	1	(2)

Total unrealized gains (losses)	$15	$(6)

        At March 31, 2009, unrealized gains of $13 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2009, $9 million for 2010, and $2 million for 2011).

Fair Value of Derivative Instruments

        EME adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of EME's adoption of SFAS No. 157, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

Non-Trading Derivative Instruments

        The fair value of outstanding non-trading derivative instruments at March 31, 2009 and December 31, 2008 was $558 million and $375 million, respectively. In assessing the fair value of EME's non-trading derivative instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of commodity contracts at March 31, 2009 as compared to December 31, 2008 is attributable to a decline in the average market prices for power as compared to contracted prices at March 31, 2009, which is the valuation date. The following table summarizes the maturities and the related fair value of EME's commodity derivative assets and liabilities before the impact of offsetting collateral under FIN No. 39-1 as of March 31, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$8	$5	$3	$—	$—
Prices provided by external sources	542	351	191	—	—
Price based on models and other valuation methods	8	6	2	—	—

Total	$558	$362	$196	$—	$—

        Prices actively quoted in the preceding table include exchange-traded derivatives. Prices provided by external sources include derivatives whose fair value is based on forward market prices in active markets adjusted for nonperformance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. EME obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EME selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EME believes to provide the most liquid market for the commodity. EME considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Energy Trading Derivative Instruments

        The fair value of outstanding energy trading derivative instruments at March 31, 2009 and December 31, 2008 was $113 million and $112 million, respectively. The change in the fair value of trading contracts for the quarter ended March 31, 2009 was as follows:

(in millions)
Fair value of trading contracts at January 1, 2009	$112
Net gains from energy trading activities	12
Amount realized from energy trading activities	(15)
Other changes in fair value	4

Fair value of trading contracts at March 31, 2009	$113

        The impact of changes to the various inputs used to determine the fair value of Level 3 derivatives is not currently material to EME's results of operations as such changes are offset by similar changes in derivatives classified within Level 3 as well as other categories.

        The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities before the impact of offsetting collateral under FIN No. 39-1 (as of March 31, 2009):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$1	$2	$(1)	$—	$—
Prices provided by external sources	(147)	(101)	(46)	—	—
Prices based on models and other valuation methods	259	131	80	27	21

Total	$113	$32	$33	$27	$21

        In the table above, prices actively quoted include exchange-traded derivatives. Prices provided by external sources include non-exchange-traded derivatives which are priced based on forward market prices adjusted for nonperformance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. Fair values for Level 2 derivative positions are determined using the same methodology previously described for non-trading derivative instruments. Fair values for Level 3 derivative positions are determined using prices based on models and other valuation methods and include load requirements services contracts, illiquid financial transmission rights, over-the-counter derivatives at illiquid locations and long-term power agreements. For long-term power agreements, EME's subsidiary records these agreements at fair value based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit and liquidity.

Credit Risk

        In conducting EME's hedging and trading activities, EME contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the nonperforming counterparty were unable to pay the resulting damages owed to EME. Further, EME would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.

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

        The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2009, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

	March 31, 2009
Credit Rating(1)	Exposure(2)	Collateral	Net Exposure
	(in millions)
A or higher	$461	$(295)	$166
A-	114	(70)	44
BBB+	25	—	25
BBB	144	—	144
BBB-	53	—	53
Below investment grade	9	(8)	1

Total	$806	$(373)	$433

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

        The credit risk exposure set forth in the above table is comprised of $148 million of net accounts receivable and payables and $658 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties.

        Included in the table above are exposures to financial institutions with credit ratings of A- or above. Due to developments in the financial markets, the credit ratings may not be reflective of the related credit risks. For further discussion, refer to "Financial Markets and Economic Conditions" in Item 7 on page 42 of EME's annual report on Form 10-K for the year ended December 31, 2008. The total net exposure to financial institutions at March 31, 2009 was $167 million. This total net exposure excludes positions with Lehman Brothers Holdings and its subsidiaries. Five financial institutions comprise 35% of the net exposure above with the largest single net exposure with a financial institution representing 12%. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $109 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. Margining posted to support these activities also exposes EME to credit risk of the related entities.

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 38% of EME's consolidated operating revenues for the three months ended March 31, 2009. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At March 31, 2009, EME's account receivable due from PJM was $25 million.

        For the three months ended March 31, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 27% of EME's consolidated operating revenues. Sales to Constellation are primarily generated from EME's merchant plants and largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. At March 31, 2009, EME's account receivable due from Constellation was $32 million.

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

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.5 billion at March 31, 2009, compared to the carrying value of $4.6 billion.

Regulatory Matters

        For a discussion of EME's regulatory matters, refer to "Regulatory Matters" in Item 1 on page 22 of EME's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2008, except as follows:

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Several parties have requested rehearing of the order. This matter is currently pending before the FERC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 85 of EME's annual report on Form 10-K for the year ended December 31, 2008. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

ITEM 4T.    CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of EME's legal proceedings, refer to "Item 3. Legal Proceedings" on page 35 of EME's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 27 of EME's annual report on Form 10-K for the year ended December 31, 2008. The risks described in EME's annual report on Form 10-K and in this report are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.

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

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 8, 2009