Form 10-Q
period 2009-09-30
EDISON MISSION ENERGY
filed 2009-11-06
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        Number of shares outstanding of the registrant's Common Stock as of November 6, 2009: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
CPS	Combined Pollutant Standard
DOJ	United States Department of Justice
EME	Edison Mission Energy
EME Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
ISO(s)	independent system operator(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors services, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	notice of violation
NOx	nitrogen oxide
PADEP	Pennsylvania Department of Environmental Protection
PJM	PJM Interconnection, LLC

PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues	$593	$814	$1,762	$2,146
Operating Expenses
Fuel	228	220	587	564
Plant operations	131	135	426	466
Plant operating leases	44	44	132	132
Depreciation and amortization	62	50	174	140
(Gain) on buyout of contract and (gain) loss on sale of assets	—	—	1	(16)
Administrative and general	48	57	143	155

Total operating expenses	513	506	1,463	1,441

Operating income	80	308	299	705

Other Income (Expense)
Equity in income from unconsolidated affiliates	60	74	86	123
Dividend income	1	—	11	10
Interest income	—	4	6	19
Interest expense	(78)	(67)	(225)	(204)
Other income (expense), net	—	4	2	9

Total other income (expense)	(17)	15	(120)	(43)

Income from continuing operations before income taxes	63	323	179	662
Provision for income taxes	10	121	27	237

Income From Continuing Operations	53	202	152	425
Income (loss) from operations of discontinued subsidiaries, net of tax (Note 6)	(1)	6	(5)	—

Net Income	52	208	147	425

Net Loss Attributable to Noncontrolling Interest	1	1	2	1

Net Income Attributable to Common Shareholders of EME	$53	$209	$149	$426

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$52	$208	$147	$425
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss and prior service adjustment included in expense, net of tax	1	—	2	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(4) and $357 for the three months and $44 and $53 for the nine months ended September 30, 2009 and 2008, respectively	(5)	535	56	81
Reclassification adjustments included in net income, net of income tax expense (benefit) of $52 and $44 for the three months and $75 and $(45) for the nine months ended September 30, 2009 and 2008, respectively	(72)	(66)	(104)	69

Other comprehensive income (loss)	(76)	469	(46)	150

Comprehensive Income (Loss)	(24)	677	101	575

Comprehensive Loss Attributable to Noncontrolling Interest	1	1	2	1

Comprehensive Income (Loss) Attributable to Common Shareholders of EME	$(23)	$678	$103	$576

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,208	$1,807
Short-term investments	2	4
Accounts receivable—trade	191	241
Receivables from affiliates	138	18
Inventory	217	189
Derivative assets	208	170
Restricted cash	148	—
Margin and collateral deposits	206	88
Prepaid expenses and other	103	144

Total current assets	2,421	2,661

Investments in Unconsolidated Affiliates	389	362

Property, Plant and Equipment	5,782	5,643
Less accumulated depreciation and amortization	1,411	1,241

Net property, plant and equipment	4,371	4,402

Other Assets
Deferred financing costs	45	36
Long-term derivative assets	107	170
Restricted deposits	40	43
Rent payments in excess of levelized rent expense under plant operating leases	1,039	878
Other long-term assets	796	528

Total other assets	2,027	1,655

Total Assets	$9,208	$9,080

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2009	December 31, 2008
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$103	$95
Payables to affiliates	14	18
Accrued liabilities	215	380
Derivative liabilities	5	22
Interest payable	101	30
Deferred taxes	47	66
Current portion of long-term obligations	502	24

Total current liabilities	987	635

Long-term obligations net of current portion	3,940	4,638
Deferred taxes and tax credits	831	541
Deferred revenues	65	63
Long-term derivative liabilities	20	5
Other long-term liabilities	499	434

Total Liabilities	6,342	6,316

Commitments and Contingencies (Note 11)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of September 30, 2009 and December 31, 2008	64	64
Additional paid-in capital	1,338	1,335
Retained earnings	1,232	1,085
Accumulated other comprehensive income	154	200

Total EME common shareholder's equity	2,788	2,684

Noncontrolling Interest	78	80

Total Equity	2,866	2,764

Total Liabilities and Equity	$9,208	$9,080

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$147	$425
Loss from discontinued operations	5	—

Income from continuing operations, net	$152	$425
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(86)	(123)
Distributions from unconsolidated affiliates	46	85
Depreciation and amortization	180	146
Deferred taxes and tax credits	314	79
(Gain) on buyout of contract and (gain) loss on sale of assets	1	(16)
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(118)	(63)
Increase in accounts receivables	(70)	(11)
Increase in inventory	(28)	(14)
(Increase) decrease in prepaid expenses and other	39	(5)
Increase in restricted cash	(148)	—
Increase in rent payments in excess of levelized rent expense	(161)	(162)
Decrease in accounts payable and other current liabilities	(130)	(1)
Increase in interest payable	71	69
(Increase) decrease in derivative assets and liabilities	(55)	32
Other operating—assets	11	(35)
Other operating—liabilities	69	(4)

Operating cash flow from continuing operations	87	402
Operating cash flow from discontinued operations	(5)	—

Net cash provided by operating activities	82	402

Cash Flows From Financing Activities
Borrowings on long-term debt	189	1,130
Payments on long-term debt agreements	(409)	(243)
Cash contributions from noncontrolling interests	2	—
Cash dividends to noncontrolling interests	(2)	—
Payments to affiliates related to stock-based awards	(2)	(7)
Excess tax benefits related to stock-based awards	—	2
Financing costs	(14)	(1)

Net cash provided by (used in) financing activities	(236)	881

Cash Flows From Investing Activities
Capital expenditures	(177)	(316)
Proceeds from return of capital and loan repayments and sale of assets	11	9
Proceeds from sale of membership interest	—	28
Purchase of interest of acquired companies	(7)	(11)
Purchase of short-term investments	—	(19)
Maturities of short-term investments	2	80
Decrease in restricted deposits	3	4
Investments in other assets	(277)	(307)

Net cash used in investing activities	(445)	(532)

Net increase (decrease) in cash and cash equivalents	(599)	751
Cash and cash equivalents at beginning of period	1,807	994

Cash and cash equivalents at end of period	$1,208	$1,745

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        EME's significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 110 of EME's annual report on Form 10-K for the year ended December 31, 2008. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Requirements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to noncontrolling interests, which were immaterial. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

        Management has performed an evaluation of subsequent events through November 6, 2009, the date the financial statements were issued.

Cash, Cash Equivalents and Short-term Investments

        Cash, cash equivalents and short-term investments as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Cash	$138	$31

Money market funds	$1,070	$1,581
U.S. government agency securities	—	164
Commercial paper	—	30
Time deposits (certificates of deposit)	—	1

Total cash equivalents	$1,070	$1,776

Commercial paper	$1	$1
Money market funds	1	3

Total short-term investments	$2	$4

Total cash, cash equivalents and short-term investments	$1,210	$1,811

        Cash equivalents, with the exception of money market funds, were stated at amortized cost plus accrued interest. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements. For a discussion of restricted cash, see "—Restricted Cash."

        At September 30, 2009 and December 31, 2008, EME had classified all marketable debt securities as held-to-maturity. The securities were carried at amortized cost plus accrued interest, which was equal to its fair value. Held-to-maturity securities all mature within one year.

Inventory

        Inventory is stated at the lower of weighted average cost or market. Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Coal, fuel oil and other raw materials	$154	$131
Spare parts, materials and supplies	63	58

Total	$217	$189

New Accounting Requirements

Accounting Requirements Adopted

General Principles—

        In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. The Codification is not intended to change U.S. GAAP or guidance issued by the Securities and Exchange Commission. EME adopted the Codification effective July 1, 2009.

Subsequent Events—

        In May 2009, the FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. EME adopted this guidance effective April 1, 2009. The adoption had no impact on EME's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures—

        In April 2009, the FASB issued authoritative guidance affirming the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. This includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, this guidance provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This guidance also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. EME adopted this guidance effective April 1, 2009. The adoption had no impact on EME's consolidated results of operations, financial position or cash flows.

        In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. EME adopted this guidance effective April 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on EME's consolidated results of operations, financial position or cash flows. For disclosures, see Note 2—Fair Value Measurements.

        Effective January 1, 2009, EME adopted authoritative guidance on nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption did not have a material impact on EME's consolidated financial statements.

Investments—Debt and Equity Securities—

        In April 2009, the FASB amended existing authoritative guidance which determines whether impairment is other than temporary for debt securities. Under this amended guidance, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. EME adopted this guidance effective April 1, 2009, resulting in increased disclosures. The adoption did not have an impact on EME's consolidated results of operations, financial position or cash flows. For disclosures, see "—Cash, Cash Equivalents and Short-term Investments."

Investments—Equity Method and Joint Ventures—

        In November 2008, the FASB clarified the accounting for certain transactions and impairment considerations involving equity method investments. Effective January 1, 2009, EME adopted this guidance prospectively. The adoption had no impact on EME's consolidated financial statements.

Business Combinations—

        In April 2009, the FASB issued amended authoritative guidance addressing the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after fiscal years beginning January 1, 2009. The initial adoption had no impact on EME's consolidated results of operations, financial position or cash flows.

        In December 2007, the FASB issued authoritative guidance establishing principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This guidance determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning January 1, 2009. The initial adoption had no impact on EME's consolidated results of operations, financial position or cash flows.

Consolidation—

        In December 2007, the FASB issued authoritative guidance requiring an entity to present noncontrolling interests that reflect the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. EME adopted this guidance effective January 1, 2009. In accordance with this guidance, EME reclassified noncontrolling interests of $80 million at December 31, 2008 to a component of equity on EME's consolidated balance sheet. For additional information on noncontrolling interests, see Note 7—Noncontrolling Interests.

Derivatives and Hedging—

        In March 2008, the FASB issued authoritative guidance requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. EME adopted this guidance effective January 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on EME's consolidated results of operations, financial position or cash flows. For information regarding EME's risk management activities, including derivative instruments and hedging activities, see Note 3—Derivative Instruments.

Intangibles—Goodwill and Other—

        In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations and other GAAP. EME adopted this guidance effective January 1, 2009. The adoption had no impact on EME's consolidated results of operations, financial position or cash flows.

Accounting Requirements Not Yet Adopted

Compensation—Retirement Benefits—

        In December 2008, the FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This guidance is effective for years ending after December 15, 2009 and therefore, EME will adopt this guidance at year-end 2009. This guidance will impact disclosures only and will not have an impact on EME's consolidated results of operations, financial position or cash flows.

Consolidation—Variable Interest Entities—

        In June 2009, the FASB issued an amendment on the accounting and disclosure requirements for the consolidation of variable interest entities. This amendment changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. EME will adopt this amendment on January 1, 2010 and is currently evaluating the impact that the adoption will have on its consolidated financial statements.

Fair Value Measurements—

        In August 2009, the FASB issued an accounting standards update that provides additional guidance on how companies should measure liabilities at fair value. While reaffirming the existing definition of fair value, the update reintroduced the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. If the quoted price of a liability when traded as an asset includes the effect of a credit enhancement (i.e., a guarantee), this effect should be excluded from the measurement of the liability. EME adopted this guidance effective October 1, 2009. This guidance is not expected to have a material impact on its consolidated financial statements.

Restricted Cash and Deposits

        Cash balances that are restricted under margining agreements are classified as restricted cash included in current assets, as such amounts change frequently based on forward market prices. Cash balances that are restricted to pay amounts required for lease payments or to provide collateral are classified as restricted deposits.

Note 2. Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

        In assessing nonperformance risks, EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. EME reduced the fair value of derivative assets for nonperformance risks by $3 million at September 30, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$1,218	$—	$1	$—	$1,219
Derivative contracts	28	346	228	(287)	315
Liabilities at Fair Value
Derivative contracts	$(22)	$(111)	$(12)	$120	$(25)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$1,581	$—	$3	$—	$1,584
Derivative contracts	2	417	221	(300)	340
Liabilities at Fair Value
Derivative contracts	$—	$(145)	$(8)	$126	$(27)

(1)
Included in cash and cash equivalents, short-term investments and restricted cash on EME's consolidated balance sheet.

(2)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3 for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fair value at beginning of periods	$241	$121	$216	$120
Total realized/unrealized gains (losses):
Included in earnings(1)	30	142	127	234
Included in accumulated other comprehensive income	—	9	—	3
Purchases and settlements, net	(55)	(56)	(115)	(131)
Transfers in or out of Level 3	1	(56)	(11)	(66)

Fair value at September 30	$217	$160	$217	$160

Change during the periods in unrealized gains (losses) related to assets and liabilities, net held at September 30(1)	$38	$101	$75	$56

(1)
Reported in operating revenues on EME's consolidated statements of income.

Long-term Obligations

        The carrying amounts and fair values of EME's long-term obligations as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term obligations, including current portion	$4,442	$3,799	$4,662	$4,006

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

        The extent to which EME hedges its market price risk depends on several factors. First, EME evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, EME evaluates the sufficiency of its credit capacity at EME and Midwest Generation and whether the forward sales markets have sufficient liquidity to enable EME to identify appropriate counterparties for hedge transactions. Hedge transactions entered into by EME follow authoritative guidance on derivatives and hedging.

        Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). A company is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        The accounting requirements for cash flow hedges provide that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, EME utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        Authoritative guidance on derivatives and hedging affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies from accrual accounting (i.e., revenue recognition based on the settlement of transactions), EME records unrealized gains or losses. EME classifies unrealized gains and losses from commodity contracts in operating revenues or fuel expenses based on the item being hedged. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

        Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as derivative assets or liabilities. In the absence of quoted market prices, derivative instruments are valued at fair value as determined through the methodology outlined in Note 2—Fair Value Measurements. Resulting gains and losses are recognized in operating revenues in the accompanying consolidated statements of income in the period of change.

        Where EME's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EME presents its derivative assets and liabilities on a net basis in its consolidated balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging and trading activities at September 30, 2009:

				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities
Electricity	Forwards/Futures	Sales	GWh	21,487	(1)	18,871	(3)	22,055
Electricity	Forwards/Futures	Purchases	GWh	—		18,025	(3)	23,445
Electricity	Capacity	Sales	MW-Day (in thousands)	320	(2)	—		733	(2)
Electricity	Capacity	Purchases	MW-Day (in thousands)	18	(2)	—		867	(2)
Electricity	Congestion	Sales	GWh	—		136	(4)	10,277	(4)
Electricity	Congestion	Purchases	GWh	—		2,454	(4)	138,567	(4)
Natural gas	Forwards/Futures	Sales	billion cubic feet	—		3.7		36.3
Natural gas	Forwards/Futures	Purchases	billion cubic feet	—		—		35.0
Fuel oil	Forwards/Futures	Sales	Barrels	—		—		150,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		600,000		150,000
Coal	Forwards/Futures	Purchases	Tons	—		285,000		—

(1)
EME's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception and are accounted for on the accrual method.

(2)
EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

(3)
EME also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

(4)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

        In addition, Viento Funding II, Inc., an EME subsidiary, in conjunction with the closing of its wind financing, entered into seven-year amortizing interest rate swaps accounted for as cash flow hedges with a total notional amount of approximately $170 million at September 30, 2009. The interest rate swaps entitle Viento Funding II to receive a floating (six-month LIBOR) rate and pay a fixed rate of 3.175%. The interest rate swap agreements expire in June 2016.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of derivative instruments at September 30, 2009:

	Derivative Assets			Derivative Liabilities
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
	(in millions)
Non-trading activities
Cash flow hedges	$297	$87	$384	$59	$8	$67	$317
Economic hedges	222	44	266	202	39	241	25
Trading activities	341	123	464	287	62	349	115

	$860	$254	$1,114	$548	$109	$657	$457
Netting and collateral received	(652)	(147)	(799)	(543)	(89)	(632)	(167)

Total	$208	$107	$315	$5	$20	$25	$290

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the nine months ended September 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$398
Effective portion of changes in fair value	100
Reclassification from accumulated other comprehensive income to net income	(179)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30, 2009	$319

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2009 and December 31, 2008 were $192 million and $240 million, respectively.

        The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains (losses) of $11 million and $23 million during the third quarters of 2009 and 2008, respectively, and $16 million and $(8) million during the nine months ended September 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the consolidated statements of income.

        The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income for the periods ended September 30, 2009 is presented below:

Type	Income Statement Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(in millions)
Economic hedges	Operating revenue	$19	$35
	Fuel expense	(2)	12
Trading activities	Operating revenue	16	43

Contingent Features/Credit Related Exposure

        Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Margin and Collateral Deposits

        Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. EME presents a portion of its margin and cash collateral deposits net with its derivative positions on EME's consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $65 million and $51 million at September 30, 2009 and December 31, 2008, respectively. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $232 million and $225 million at September 30, 2009 and December 31, 2008, respectively.

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$240	$(40)	$200
Current period change	(48)	2	(46)

Balance at September 30, 2009	$192	$(38)	$154

(1)
For further detail, see Note 9—Compensation and Benefit Plans.

        The amount of commodity hedges included in unrealized gains on cash flow hedges, net of tax, at September 30, 2009 was a gain of $194 million. The amount of interest rate hedges included in unrealized gains on cash flow hedges, net of tax, at September 30, 2009 was a loss of $2 million.

        Unrealized gains on commodity hedges included those related to Midwest Generation and EME Homer City futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. As EME's hedged positions for continuing operations are realized, $146 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 5. Restructuring Costs

        EME reduced approximately 75 positions in its regional and corporate offices in April 2009 and recorded charges of approximately $5 million (pre-tax) during the second quarter of 2009 included in administrative and general expense on EME's consolidated statements of income.

Note 6. Discontinued Operations

        Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Income (loss) before income taxes and minority interest	$(1)	$10	$(7)	$4
Provision (benefit) for income taxes	—	4	(2)	4

Income (loss) from operations of discontinued foreign subsidiaries	$(1)	$6	$(5)	$—

        During the second quarter of 2009, EME increased its estimated liability for a tax indemnity related to EME's previous sale of an international project by $6 million and recognized foreign exchange losses and interest related to such tax indemnity.

 Note 7. Noncontrolling Interests

        Pursuant to authoritative guidance on consolidations, EME is providing a consolidated statement of changes in equity and a schedule summarizing the amounts of income from continuing operations and discontinued operations attributable to EME.

Consolidated Statement of Changes in Equity

        Consolidated statement of changes in equity at the beginning and the end of the nine months ended September 30, 2009 and 2008:

		EME Shareholders
Nine months ended September 30, 2009	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Non- controlling Interest
	(in millions)
Balance at December 31, 2008	$2,764	$1,085	$200	$64	$1,335	$80
Net income (loss)	147	149				(2)
Other comprehensive loss	(46)		(46)
Payments to Edison International for stock purchases related to stock-based compensation	(2)	(2)
Other stock transactions, net	3				3
Cash contributions from noncontrolling interests	2					2
Cash distributions to noncontrolling interests	(2)					(2)

Balance at September 30, 2009	$2,866	$1,232	$154	$64	$1,338	$78

Nine months ended September 30, 2008
Balance at December 31, 2007	$1,965	$596	$(63)	$64	$1,326	$42
Net income (loss)	425	426				(1)
Other comprehensive income	150		150
Payments to Edison International for stock purchases related to stock-based compensation	(12)	(12)
Excess for benefits related to stock-option exercises	2				2
Other stock transactions, net	4				4
Sale of membership interest in noncontrolling interest	28					28
Cash contributions from noncontrolling interests	8					8
Cash distributions to noncontrolling interests	(2)					(2)

Balance at September 30, 2008	$2,568	$1,010	$87	$64	$1,332	$75

Summarized Financial Information for EME

        Amounts attributable to EME common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Income from continuing operations, net of tax	$54	$203	$154	$426
Discontinued operations, net of tax	(1)	6	(5)	—

Net income attributable to EME common shareholders	$53	$209	$149	$426

Note 8. Variable Interest Entities

Projects or Entities that are Consolidated

        EME has purchased a majority interest in a number of wind projects under joint development agreements with third-party developers. At September 30, 2009 and December 31, 2008, EME had majority interests in 15 wind projects with a total generating capacity of 700 MW that had minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. Minority interest holders have key rights over matters such as budgets, incurrence of debt, and sale of the project, and in certain cases, receive a higher allocation of income and losses after a minimum return is earned by EME. In determining that EME was the primary beneficiary, a key factor was the conclusion that the power sales agreements did not constitute a variable interest since the agreements have a fixed unit price and do not absorb expected losses. Based on the allocation of income and losses, EME expects to earn a majority of the expected gains or absorb the majority of the expected losses from these entities and, therefore, determined that it is the primary beneficiary.

        The following table presents summarized financial information of the wind projects that had minority interests held by others consolidated by EME at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in millions)
Current assets	$37	$31
Net property, plant and equipment	964	957
Other long-term assets	2	2

Total assets	$1,003	$990

Current liabilities	$25	$29
Long-term obligations net of current maturities	21	25
Deferred revenues	20	15
Other long-term liabilities	20	18

Total liabilities	$86	$87

Noncontrolling interest	$78	$77

        Assets serving as collateral for the debt obligations had a carrying value of $82 million and $85 million at September 30, 2009 and December 31, 2008, respectively, and primarily consist of property, plant and equipment. The consolidated statements of income and cash flow for the nine months ended September 30, 2009 includes $8 million of pre-tax loss and $35 million of operating cash flow related to variable interest entities that are consolidated.

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

        Entities formed to own these projects are generally structured with a management committee in which EME exercises significant influence but cannot exercise unilateral control over the operating, funding or construction activities of the project entity. Two of these projects have secured long-term debt to finance the assets constructed and/or acquired by them. These financings generally are secured by a pledge of the assets of the project entity, but do not provide for any recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's project investment, but would not require EME to contribute additional capital. At September 30, 2009, entities which EME has accounted for under the equity method had indebtedness of $251 million, of which $113 million is proportionate to EME's ownership interest in these projects. At December 31, 2008, entities which EME has accounted for under the equity method had indebtedness of $294 million, of which $128 million is proportional to EME's ownership interest in these projects.

        As of September 30, 2009 and December 31, 2008, EME has five significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. These projects are natural gas-fired facilities with a total generating capacity of 1,782 MW. An operations and maintenance subsidiary of EME operates the Big 4 projects, but EME does not supply the fuel consumed or purchase the power generated by these facilities. EME concluded that the power purchase agreements for these projects represented variable interests in the related projects and, therefore, it was not the primary beneficiary of these entities. Accordingly, EME continues to account for its variable interests under the equity method. EME's maximum exposure to loss in these variable interest entities is limited to its investment in these entities, which totaled $353 million and $326 million as of September 30, 2009 and December 31, 2008, respectively, and is classified as investments in unconsolidated affiliates on EME's consolidated balance sheets.

        As of September 30, 2009 and December 31, 2008, EME has a 50% interest in the March Point project. EME has guaranteed, jointly and severally with Texaco Inc., the obligations of March Point Cogeneration Company under its project power sales agreements to repay capacity payments to the project's power purchaser in the event that the power sales agreements terminate, March Point Cogeneration Company abandons the project, or the project fails to return to normal operations within a reasonable time after a complete or partial shutdown, during the term of the power sales agreements. The obligations under this indemnification agreement as of September 30, 2009 and December 31, 2008, if payment were required, would be $44 million and $56 million, respectively. EME has not recorded a liability related to the indemnity. EME's maximum exposure to loss at September 30, 2009 is $51 million. During the first quarter of 2009, EME commenced recording its share of equity in income from the March Point project. EME recorded $4 million and $7 million during the third quarter and nine months ended September 30, 2009, respectively. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

Note 9. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of September 30, 2009, EME had made approximately $8 million in contributions to its pension plans and estimates to make $1 million of contributions in the last three months of 2009.

        The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$3	$4	$10	$12
Interest cost	3	3	9	9
Expected return on plan assets	(1)	(2)	(5)	(7)
Amortization of net loss	1	—	3	—

Total expense	$6	$5	$17	$14

Postretirement Benefits Other Than Pensions

        As of September 30, 2009, EME had made approximately $1.5 million in contributions to its postretirement benefits other than pensions and estimates to make $0.5 million of contributions in the last three months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$1	$1	$2	$2
Interest cost	2	—	5	3
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net loss	—	—	1	1

Total expense	$3	$1	$7	$5

Note 10. Income Taxes

        EME's income tax provision from continuing operations was $27 million and $237 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the nine months ended September 30, 2009 and 2008, EME recognized $40 million and $29 million, respectively, of production tax credits related to wind projects. In addition, EME recognized income tax benefits of $4 million and $5 million during the nine months ended September 30, 2009 and 2008, respectively, related to estimated additional taxes or benefits allocated from Edison International. Effective January 1, 2009, the state of Massachusetts changed its tax regulations from a separate return, where each entity files separately, to a combined return for Edison International and its subsidiaries.

        EME's investments in wind-powered electric generation qualify for federal production tax credits under Section 45 of the Internal Revenue Code. Certain of these investments may also be eligible for an option to claim investment tax credits (30% of eligible property) or obtain cash grants for specified renewable energy projects in lieu of tax credits (also 30% of eligible property). These options would be in lieu of the production tax credits for wind projects which may otherwise be claimed at an annually indexed rate per megawatt-hour (currently 2.1 cents per kilowatt hour) on actual production during the first 10 years of operation. The election to claim production tax credits or investment tax credits is made at the time a tax return is filed for the first year in which the property is placed in service. Payment in lieu of tax credits (sometimes referred to as cash grants) would be obtained separate from the tax return under rules and regulations published by the U.S. Treasury Department. EME placed

Phase II of the Goat Wind and High Lonesome wind projects in service during 2009. For its most recently completed projects, EME is currently planning to claim investment tax credits for Phase II of the Goat Wind and High Lonesome wind projects and to claim production tax credits for its Elkhorn Ridge wind project. However, this plan is subject to change based on review of the rules and regulations regarding the payments in lieu of tax credits recently issued by the U.S. Treasury Department and tax planning activities. EME accounts for investment tax credits on the deferred method and, accordingly, will recognize tax benefits related to such credits over the estimated useful life of the projects.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to EME which were largely timing in nature. During the second quarter of 2009, EME recorded an income tax benefit of $6 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Income Tax Uncertainties

        At September 30, 2009, EME had unrecognized tax benefits of $112 million, $111 million of which, if recognized, would impact the effective tax rate. During the nine months ended September 30, 2009, unrecognized tax benefits were reduced by $32 million primarily due to the settlement of tax items with the Internal Revenue Service. The total amount of accrued interest and penalties was $12 million as of September 30, 2009. EME believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $25 million within the next 12 months.

Note 11. Commitments and Contingencies

Contractual Obligations

Long-term Debt

        EME's long-term debt maturities as of September 30, 2009 for the remainder of 2009 and the following four years were:

(in millions)
October through December 2009	$476
2010	37
2011	36
2012	40
2013	545

        These amounts have been updated to reflect EME's financing activities completed during the second and third quarters of 2009. In June 2009, EME completed through its subsidiary, Viento Funding II, Inc., a non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The financing included a $189 million seven-year term loan and a $13 million letter of credit facility which replaced project letters of credit previously issued under the EME corporate credit facility. Interest under the term loan accrues at LIBOR plus 3.875% initially, with the rate increasing 0.25% on the third and sixth anniversaries of the closing date. Viento Funding II entered into interest rate swap agreements to hedge the majority of the variable interest rate under the term loan. For further details regarding the interest rate swap agreements, see Note 3—Derivative Instruments.

        In July 2009, Viento Funding II amended the credit agreement to add a working capital facility. Availability under the working capital facility is initially $3.8 million and steps up semi-annually to $5.2 million by maturity. The agreement restricts the use of proceeds from the working capital facility to operation and maintenance expenditures at these three wind projects.

        In September 2009, Midwest Generation and EME repaid $200 million and $163 million, respectively, of borrowings under their respective credit facilities. The outstanding balances under Midwest Generation's working capital facility of $275 million and EME's corporate credit facility of $188 million were reported as current portion of long-term obligations on EME's consolidated balance sheet and were repaid in October 2009.

Commitments

Capital Improvements

        At September 30, 2009, EME's subsidiaries had firm commitments to spend approximately $87 million during the remainder of 2009 and $31 million in 2010 on capital and construction expenditures. The majority of these expenditures relate to non-environmental improvements at both the Illinois Plants and the Homer City facilities and the construction of wind projects. These expenditures are planned to be financed by cash on hand and cash generated from operations.

Turbine Commitments

        EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2009, EME has commitments to purchase 419 wind turbines (785 MW) with obligations of $718 million due in 2010. In October 2009, EME extended and reduced payment obligations through two agreements. EME, through its subsidiary, Big Sky Wind, LLC, (Big Sky) entered into turbine financing arrangements totaling approximately $206 million for the purchase of 114 wind turbines (240 MW) for the Big Sky wind project. In October 2009, EME also entered into an amendment to one of its turbine supply agreements which no longer obligates EME to purchase 22 wind turbines (46 MW). EME has deferred all remaining 2009 payments to 2010. EME continues to actively negotiate with its turbine suppliers to match turbine delivery and payment dates to the deployment of turbines at individual wind projects.

        As of September 30, 2009, EME has recorded wind turbine deposits of $395 million included in other long-term assets in its consolidated balance sheet. EME has 67 wind turbines (163 MW) in storage to be used for future wind projects with commitments on these turbines of $6 million remaining in 2009 and $8 million in 2010. EME has recorded $191 million in other long-term assets on its consolidated balance sheet related to wind turbines in storage.

        EME can elect under one of its existing turbine supply agreements to terminate the agreement for convenience which, if terminated in its entirety, would further reduce turbine commitments by $181 million during 2010. In the event of such termination by EME, a write-off of approximately $45 million would be recognized.

Fuel Supply Contracts

        At September 30, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $1.0 billion, summarized as follows: remainder of 2009—$101 million, 2010—$461 million, 2011—$255 million, and 2012—$212 million.

Coal Transportation Agreements

        At September 30, 2009, Midwest Generation and EME Homer City had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. These minimum commitments are currently estimated to aggregate $507 million, summarized as follows: remainder of 2009—$67 million, 2010—$276 million, and 2011—$164 million.

Standby Letters of Credit

        At September 30, 2009, standby letters of credit under EME and its subsidiaries' credit facilities aggregated $119 million and were scheduled to expire as follows: $6 million in 2009 and $113 million in 2010.

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

Indemnities Provided as Part of the Acquisition of the Illinois Plants

        In connection with the acquisition of the Illinois Plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review Lawsuit." Except as discussed below, EME has not recorded a liability related to the environmental indemnity specified in the acquisition agreement.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 203 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2009. Midwest Generation had recorded a $50 million liability at September 30, 2009 related to this matter.

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

Indemnity Provided as Part of the Acquisition of the Homer City Facilities

        In connection with the acquisition of the Homer City facilities, EME Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed the obligations of EME Homer City. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For discussion of the NOV received by EME Homer City and associated indemnity claims, see "—Contingencies—EME Homer City New Source Review Notice of Violation." EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale Agreements

        The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2009, EME had recorded a liability of $96 million (of which $49 million is classified as a current liability) related to these matters.

        In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2009, EME had recorded a liability of $2 million related to these matters.

Contingencies

Midwest Generation New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

        Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

EME Homer City New Source Review Notice of Violation

        On June 12, 2008, EME Homer City received an NOV from the US EPA alleging that, beginning in 1988, EME Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that EME Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009, the US EPA issued a request for information to EME Homer City under Section 114 of the CAA. EME Homer City is working on a response to the request. EME Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. EME Homer City cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to federal, state and local environmental laws and regulations, which typically require a lengthy and complex process for obtaining licenses, permits and approvals for construction, operation or modification of a project or generating facility. EME believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible developments, such as the promulgation of more stringent environmental laws and regulations, proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which EME and its subsidiaries conduct their businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of their facilities. There is no assurance that EME's financial position and results of operations would not be materially adversely affected. EME is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of EME's environmental contingencies, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008. For further discussion of EME's environmental and regulatory risks, refer to "Item 1A. Risk Factors—Regulatory and Environmental Risks" on page 32 of EME's annual report on Form 10-K for the year ended December 31, 2008.

        With respect to EME's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $5 million at September 30, 2009 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Note 12. Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash paid (received)
Interest (net of amount capitalized)(1)	$154	$135
Income taxes	(124)	121
Cash payments under plant operating leases	293	293

(1)
Interest capitalized for the nine months ended September 30, 2009 and 2008 was $11 million and $26 million, respectively.

 Note 13. Subsequent Events

Big Sky Wind Project

        In October 2009, EME, through its subsidiary, Big Sky, entered into turbine financing arrangements totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project with the following principal terms:

  •
  Big Sky's repayment obligations are guaranteed by EME until the commercial operations date of the Big Sky wind project (or shortly thereafter);

  •
  interest under the loan accrues at six-month LIBOR plus 2.5% prior to the release of the EME guarantee, and at six-month LIBOR plus 3.5% thereafter; and

  •
  the loan has a five-year final maturity. However, specific events, including project performance, may trigger earlier repayment. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis.

        Notice to proceed on construction of the Big Sky wind project with Suzlon S-88 wind turbines was issued in October 2009.

Turbine Commitments

        In October 2009, EME entered into an amendment to one of its turbine supply agreements which no longer obligates EME to purchase 22 wind turbines (46 MW). EME's $11 million down payment for those turbines was converted into a deposit against future turbine orders, which may be offset against Big Sky's loan repayment obligation if no turbines have been ordered before the loan matures.

Acquisition of Cedro Hill Wind Project

        In October 2009, EME completed the acquisition of a 150 MW wind development project in Texas which has a 20-year power purchase agreement with the City of San Antonio (referred to as the Cedro Hill wind project). EME plans to install 100 turbines (150 MW) to be purchased under its turbine supply agreement with General Electric Company to construct this project, which is scheduled for completion during the fourth quarter of 2010. In September 2009, EME made additional deposits of $174 million to General Electric Company. EME plans to obtain project financing for this project prior to completion of construction.

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

  •
  EME's ability to borrow funds and access capital markets on reasonable terms;

  •
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

  •
  EME is controlled by Edison International and subject to determinations by its directors, each of whom is appointed by Edison International, to act in the interests of Edison International and its shareholders, which could include causing EME, subject to contractual obligations and applicable law, to distribute cash or assets or otherwise take actions that may alter the portion of Edison International's portfolio of assets held and developed by EME;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2008, and as compared to the third quarter of 2008 and nine months ended September 30, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2008.

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

        EME is a holding company which operates primarily through its subsidiaries and affiliates which are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME's subsidiaries or affiliates have typically been formed to own full or partial interests in one or more power plants and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. As of September 30, 2009, EME's subsidiaries and affiliates owned or leased interests in 39 operating projects. In October 2009, EME commenced construction of two projects totaling 390 MW. Since EME as a holding company does not directly own any revenue producing generation facilities, it depends for the most part on cash distributions from its projects to meet its debt service obligations, and to pay for general and administrative expenses. Distributions to EME from projects are subject to approval of the applicable entities' governing bodies and are generally only available after all obligations, including debt service if applicable, at the project level have been paid. In addition, to the extent there is project level debt, distributions may be restricted by contractual limitations included in such project level debt obligations. For further information on distributions to EME, see "Liquidity and Capital Resources—EME's Liquidity as a Holding Company."

Commodity Prices

        Economic conditions and mild weather during the summer months, among other factors, contributed to declines in electrical demand for Northern Illinois and PJM West Hub locations during the nine months ended September 30, 2009. The electrical load, calculated from published data by PJM, for these locations declined 7% and 4% during the nine months ended September 30, 2009, respectively, compared to the corresponding period of 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted, particularly during some off-peak periods, by congestion affecting the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub and the PJM West Hub declined to $28.62/MWh and $38.65/MWh, respectively, during the nine months ended September 30, 2009 as compared to $52.68/MWh and $73.86/MWh, respectively, during the nine months ended September 30, 2008. As reflected in the net income summary below, these factors had an adverse impact on the results of operations during the third quarter and nine months ended September 30, 2009. Lower electrical load has also generally decreased congestion in the eastern power grid, thereby resulting in lower trading income in the third quarter and nine months ended September 30, 2009.

Environmental Compliance Plans and Costs

        As discussed in the 2008 Annual Report on Form 10-K, Midwest Generation is subject to various commitments with respect to environmental compliance for the Illinois Plants under the CPS. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. During 2009, Midwest Generation conducted tests of NOx removal technology based on selective non-catalytic reduction and flue gas desulfurization technology based on dry sodium sorbent injection that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has preliminarily concluded that installation of selective non-catalytic reduction technology, in lieu of selective catalytic reduction technology, should meet the NOx portion of the CPS. Testing of flue gas desulfurization technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2; however, further analysis and evaluation are required to determine the appropriate path forward to comply with the SO2 portion of the CPS. These technologies may be deployed at the Illinois Plants in a manner which could optimize compliance, subject to approval of construction permits by the Illinois Environmental Protection Agency. A decision regarding whether or not to proceed with the alternative compliance program will occur following further analysis and evaluation of results. Under current conditions, Midwest Generation cannot predict what specific method will be used or the total costs that will be incurred to comply with the CPS.

Greenhouse Gas Regulation

        Legislation to regulate GHG emissions continues to be considered by the Congress; however, the timing, content, and potential effects on EME of any climate change legislation that may be enacted remain uncertain. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG conservation efforts).

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions. If controls are required to be installed at the facilities of EME's subsidiaries in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

        Three courts recently addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant), a California federal district court dismissed the plaintiffs' claims. In the other two, federal courts of appeals permitted the suits to go forward. These differing results remain subject to appeal and thus the ultimate impact of these cases remains uncertain. EME cannot predict whether these recent appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims. For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Litigation Developments."

Business Development and Capital Commitments

        EME is continuing to focus on a selective growth strategy, primarily on development of future renewable projects deploying turbines secured under current turbine supply agreements including turbines in storage. At September 30, 2009, EME has contracts for the purchase of 785 MW of wind turbines. In October 2009, EME completed:

  •
  turbine financing for approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. This project is scheduled for completion in early 2011. In addition, the turbine deposit for 22 wind turbines (46 MW) was converted into a deposit against future turbine orders; and

  •
  the acquisition of a 150 MW Cedro Hill wind project. EME plans to install 100 turbines (150 MW) to be purchased under its turbine supply agreement with General Electric Company to construct this project, which is scheduled for completion during the fourth quarter of 2010. EME plans to obtain project financing for this project prior to completion of construction.

        EME plans to defer major construction expenditures for other new wind projects until construction and related project financing is available for such projects. Such financings generally require power purchase agreements. EME continues to participate in requests for proposals issued by potential customers and to negotiate contracts where projects have been short-listed. If EME is unable to finance its projects on acceptable terms and conditions, certain turbine orders may be terminated. Such an event would likely result in a material charge. EME may store turbines that are delivered until needed for the construction of new wind projects. At September 30, 2009, EME has 67 wind turbines (163 MW) in storage.

Net Income Attributable to EME Summary

        Net income attributable to EME common shareholders is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Income from continuing operations	$54	$203	$154	$426
Income from discontinued operations	(1)	6	(5)	—

Net Income attributable to EME common shareholders	$53	$209	$149	$426

        EME's decrease in income from continuing operations during the third quarter and nine months ended September 30, 2009, compared to the third quarter and nine months ended September 30, 2008 was primarily attributable to a significant decline in earnings from the Illinois Plants and Homer City facilities driven by lower energy prices and lower energy trading income. The third quarter variance also reflects a charge recognized in 2008 related to hedge contracts with Lehman Brothers Commodity Services, Inc. Income from continuing operations during the nine months ended September 30, 2008 included the favorable buyout of a coal contract and insurance claims at the Illinois Plants.

        For further discussion of EME's operating results, see "Results of Operations."

Critical Accounting Policies and Estimates

        For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 45 of EME's annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Introduction

        This section discusses operating results for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008.

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

        The following section and table provide a summary of results of EME's operating projects and corporate expenses for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

        The following table shows the adjusted operating income (loss) of EME's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Illinois Plants	$69	$211	$257	$553
Homer City	52	109	135	150
Renewable energy projects	—	5	37	38
Energy trading	13	45	40	137
Big 4 projects	27	47	44	83
Sunrise	29	28	31	33
Doga	—	—	8	8
March Point	4	—	7	—
Westside projects	(1)	1	2	6
Other non-wind projects	3	2	8	8

	196	448	569	1,016
Corporate administrative and general	(40)	(49)	(119)	(131)
Corporate depreciation and amortization	(4)	(3)	(10)	(8)

Adjusted Operating Income(1)	$152	$396	$440	$877

        The following table reconciles adjusted operating income to operating income as reflected on EME's consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Adjusted Operating Income	$152	$396	$440	$877
Less:
Equity in earnings of unconsolidated affiliates	60	74	86	123
Dividend income from projects	1	—	11	10
Production tax credits	10	9	40	29
Other income (expense), net	—	4	2	9
Net loss attributable to noncontrolling interest	1	1	2	1

Operating Income	$80	$308	$299	$705

(1)
Adjusted operating income is equal to operating income under GAAP, plus equity in earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interest. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Adjusted operating income is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interest in adjusted operating income is more meaningful for investors as these components are integral to the operating results of EME.

Earnings from Consolidated Operations

Illinois Plants

        The following table presents additional data for the Illinois Plants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating Revenues	$372	$501	$1,096	$1,360
Operating Expenses
Fuel(1)	164	142	397	366
Gain on sale of emission allowances(2)	—	—	—	(3)
Plant operations	89	98	291	317
Plant operating leases	18	19	56	56
Depreciation and amortization	27	26	81	78
Gain on buyout of contract and disposal of assets	—	—	—	(16)
Administrative and general	5	5	15	16

Total operating expenses	303	290	840	814

Operating Income	69	211	256	546

Other Income (Expense)	—	—	1	7

Adjusted Operating Income(3)	$69	$211	$257	$553

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Statistics(4)
Generation (in GWh):
Energy only contracts	8,272	7,333	20,389	19,404
Load requirements services contracts(5)	—	1,080	1,333	4,212

Total	8,272	8,413	21,722	23,616
Aggregate plant performance:
Equivalent availability(6)	90.1%	87.4%	83.8%	80.9%
Capacity factor(7)	68.6%	69.7%	60.7%	65.8%
Load factor(8)	76.1%	79.8%	72.4%	81.3%
Forced outage rate(9)	5.3%	8.3%	6.0%	9.0%
Average realized price/MWh:
Energy only contracts(10)	$38.74	$54.25	$42.11	$53.44
Load requirements services contracts(11)	$—	$63.40	$62.52	$62.65
Capacity revenue only (in millions)	$49	$41	$130	$70
Average realized fuel costs/MWh(12)	$19.57	$16.90	$18.82	$15.51

(1)
Included in fuel costs were $19 million and $52 million during the third quarter and nine months ended September 30, 2009 related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Illinois Plants sold excess SO2 emission allowances to the Homer City facilities at fair market value. Sales to the Homer City facilities were $2 million during the nine months ended September 30, 2008. These sales reduced operating expenses. EME recorded $3 million of intercompany profit during the nine months ended September 30, 2008 consisting of $2 million related to emission allowances sold by the Illinois Plants to the Homer City facilities during the fourth quarter of 2007, but not used by the Homer City facilities until the first quarter of 2008, and $1 million related to emission allowances sold by the Illinois Plants to the Homer City facilities during the first quarter of 2008, but not used by the Homer City facilities until the second quarter of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues	$372	$501	$1,096	$1,360
Less:
Load requirements services contracts	—	(68)	(83)	(264)
Unrealized (gains) losses	(2)	7	(22)	15
Capacity and other revenues	(49)	(42)	(132)	(74)

Realized revenues	$321	$398	$859	$1,037

Generation (in GWh)	8,272	7,333	20,389	19,404
Average realized energy price/MWh	$38.74	$54.25	$42.11	$53.44

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues:
Illinois Plants	$372	$501	$1,096	$1,360
Homer City facilities	170	236	496	548
Renewable energy projects	26	20	101	70
Other revenues	25	57	69	168

Consolidated operating revenues as reported	$593	$814	$1,762	$2,146

(11)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contracts by (ii) generation.

(12)
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fuel expenses	$164	$142	$397	$366
Add back:
Unrealized gains (losses)	(2)	—	12	—

Realized fuel expenses	$162	$142	$409	$366

Generation (in GWh)	8,272	8,413	21,722	23,616
Average realized fuel costs/MWh	$19.57	$16.90	$18.82	$15.51

  The average realized fuel costs are presented as an aid in understanding the operating results of the Illinois Plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the Illinois Plants fuel expense presented above to consolidated fuel expense is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fuel expense:
Illinois Plants	$164	$142	$397	$366
Homer City facilities	65	78	192	202
Other	(1)	—	(2)	(4)

Consolidated fuel expense as reported	$228	$220	$587	$564

        Earnings from the Illinois Plants decreased $142 million and $296 million in the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases in earnings were primarily attributable to decreases in realized gross margin of $158 million and $344 million in the third quarter and nine months ended September 30, 2009, respectively, partially offset by higher unrealized gains related to hedge contracts (described below) and lower plant operations expense. Realized gross margin was affected by the following factors:

  •
  lower average realized energy prices and lower generation resulting from lower energy prices and increased congestion affecting the Northern Illinois control area;

  •
  higher fuel costs primarily due to annual NOX emission allowance costs commencing in January 2009, operation of mercury controls and an increase in the cost of coal; and

  •
  partially offsetting the above, higher capacity revenue primarily due to higher capacity prices in the RPM auction.

        In addition, earnings were lower for the nine months ended September 30, 2009 due to a gain of $15 million recorded in 2008 related to the buyout of a fuel contract and insurance claims of approximately $6 million recorded in 2008 primarily related to the outages at the Powerton Station.

        Included in operating revenues were unrealized gains (losses) of $2 million and $(7) million for the third quarters of 2009 and 2008, respectively, and $22 million and $(15) million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized losses in 2008 included $24 million from power contracts for 2009 and 2010 with Lehman Brothers Commodity Services, Inc. These contracts qualified as cash flow hedges until EME dedesignated the contracts due to non-performance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during the third quarter of 2008. Unrealized losses in 2008 were also attributable to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. Included in fuel expenses were unrealized gains (losses) of $(2) million and $12 million for the third quarter and nine months ended September 30, 2009, respectively, due to oil futures contracts that were accounted for as economic hedges. The contracts were entered into to hedge a portion of a fuel adjustment provision of a rail transportation contract. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Homer City

        The following table presents additional data for the Homer City facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating Revenues	$170	$236	$496	$548
Operating Expenses
Fuel(1)	65	78	192	202
Loss on sale of emission allowances(2)	—	—	1	—
Plant operations	22	22	77	108
Plant operating leases	26	25	76	76
Depreciation and amortization	4	4	12	12
Administrative and general	1	1	3	3

Total operating expenses	118	130	361	401

Operating Income	52	106	135	147

Other Income	—	3	—	3

Adjusted Operating Income(3)	$52	$109	$135	$150

Statistics
Generation (in GWh)	2,994	3,354	8,677	8,796
Equivalent availability(4)	92.7%	93.6%	86.8%	80.9%
Capacity factor(5)	71.8%	80.5%	70.1%	70.9%
Load factor(6)	77.5%	86.0%	80.8%	87.6%
Forced outage rate(7)	3.8%	4.0%	7.6%	8.1%
Average realized energy price/MWh(8)	$44.83	$61.95	$49.06	$57.69
Capacity revenue only (in millions)	$30	$14	$60	$33
Average fuel costs/MWh	$21.46	$23.30	$22.05	$23.02

(1)
Included in fuel costs were $5 million and $9 million during the third quarters of 2009 and 2008, respectively, and $13 million and $16 million during the nine months ended September 30, 2009 and 2008, respectively, related to the net cost of emission allowances. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

(2)
The Homer City facilities sold seasonal NOx emission allowances to the Illinois Plants at fair market value. Sales to the Illinois Plants were $1 million during the nine months ended September 30, 2009. These sales reduced operating expenses. EME recorded $1 million of intercompany losses during the second quarter of 2009 related to emission allowances sold by the Homer City facilities to the Illinois Plants during the first quarter of 2009, but not used by the Illinois Plants until the second quarter of 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues	$170	$236	$496	$548
Less:
Unrealized gains	(6)	(14)	(11)	(7)
Capacity and other revenues	(29)	(15)	(59)	(34)

Realized revenues	$135	$207	$426	$507

Generation (in GWh)	2,994	3,354	8,677	8,796
Average realized energy price/MWh	$44.83	$61.95	$49.06	$57.69

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues:
Illinois Plants	$372	$501	$1,096	$1,360
Homer City facilities	170	236	496	548
Renewable energy projects	26	20	101	70
Other revenues	25	57	69	168

Consolidated operating revenues as reported	$593	$814	$1,762	$2,146

        Earnings from Homer City decreased $57 million and $15 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases in earnings were primarily attributable to lower average realized energy prices and lower generation, partially offset by an increase in capacity revenues. The year-to-date decrease in earnings was also partially offset by lower plant maintenance expenses. In 2008, higher forced outages, lower off-peak dispatch and extended planned overhauls contributed to lower generation and higher maintenance expenses.

        Included in operating revenues were unrealized gains from hedging activities of $6 million and $14 million for the third quarters of 2009 and 2008, respectively, and $11 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was primarily attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains, see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

        Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants and the Homer City facilities vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants and the Homer City facilities are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Illinois Plants" and "—Energy Price Risk Affecting Sales from the Homer City Facilities."

Renewable Energy Projects

        The following table presents additional data for EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating Revenues	$26	$20	$101	$70
Production Tax Credits	10	9	40	29

	36	29	141	99

Operating Expenses
Plant operations	12	9	37	23
Depreciation and amortization	24	17	65	39
Administrative and general	1	1	3	3

Total operating expenses	37	27	105	65

Other Income (Expense)	—	2	(1)	3

Net Loss Attributable to Noncontrolling Interest	1	1	2	1

Adjusted Operating Income (Loss)(1)	$—	$5	$37	$38

Statistics
Generation (in GWh)	635	488	2,173	1,553
Aggregate plant performance:
Equivalent availability	92.8%	83.7%	87.3%	83.3%
Capacity factor	24.3%	25.8%	30.1%	33.5%

(1)
Adjusted operating income (loss) is equal to operating income (loss) plus production tax credits, other income, and net (income) loss attributable to noncontrolling interest. Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, adjusted operating income (loss) represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in adjusted operating income (loss) for wind projects is more meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles adjusted operating income (loss) as shown above to operating income (loss) under GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Adjusted Operating Income (Loss)	$—	$5	$37	$38
Less:
Production tax credits	10	9	40	29
Other income (expense)	—	2	(1)	3
Net loss attributable to noncontrolling interest	1	1	2	1

Operating Income (Loss)	$(11)	$(7)	$(4)	$5

        Earnings (losses) from renewable energy projects decreased $5 million and $1 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The third quarter decrease in earnings was attributable to operating losses resulting from mild wind conditions for projects placed into service during 2009.

        Earnings for the third quarter of 2009 and 2008 included $1 million and $4 million, respectively, of liquidated damages for availability guarantees provided by Suzlon Wind Energy Corporation. Earnings for the nine months ended September 30, 2009 and 2008 included $17 million and $18 million, respectively, of the Suzlon liquidated damages. At September 30, 2009, EME had a receivable from this vendor of $21 million.

Energy Trading

        EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, and transmission congestion primarily in the eastern power grid using products available over the counter, through exchanges, and from ISOs. Earnings from energy trading activities decreased $32 million and $97 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases in earnings from energy trading activities were primarily attributable to lower congestion in the eastern power grid resulting primarily from lower electrical load.

Earnings from Unconsolidated Affiliates

Big 4 Projects

        Earnings from the Big 4 projects decreased $20 million and $39 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Lower earnings in 2009 were primarily due to lower natural gas prices affecting electricity and steam revenues. On September 28, 2009, Midway-Sunset entered into a power purchase agreement with Pacific Gas and Electric Company, subject to California Public Utilities Commission approval. For further discussion regarding power sales from the Midway-Sunset, Sycamore and Watson projects, all of which are currently selling power to SCE under the terms and conditions contained in their prior long-term power purchase agreements, with revised pricing terms as mandated by California Public Utilities Commission Decision 07-09-040, dated September 20, 2007, refer to "Big 4 Projects" in Item 1 on page 12 of EME's annual report on Form 10-K for the year ended December 31, 2008.

March Point

        During the third quarter and nine months ended September 30, 2009, EME recorded its share of equity in income of $4 million and $7 million, respectively, from the March Point project. During the first quarter of 2009, EME commenced recording its share of equity in income from the March Point project. Previously, EME suspended equity accounting since 2005 when its investment in the March Point project was fully impaired. Declining natural gas prices reduced fuel expenses and returned the project to profitability. To the extent that cash is received from the project in excess of EME's investment, such amount will be recorded as equity in income.

Seasonal Disclosure

        EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Corporate Administrative and General Expenses

        Administrative and general expenses decreased $9 million and $12 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The 2009 decreases were primarily due to lower consulting costs. The year-to-date decrease was partially offset by restructuring expenses. In April 2009, EME reduced approximately 75 positions in its regional and corporate offices.

Interest Related Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Interest income	$—	$4	$6	$19

Interest expense:
EME debt	(68)	(63)	(204)	(186)
Non-recourse debt:
Midwest Generation	(1)	(2)	(6)	(9)
EME CP Holding Co.	(2)	(1)	(4)	(4)
Other projects	(7)	(1)	(11)	(5)

	$(78)	$(67)	$(225)	$(204)

Interest Income

        EME's interest income decreased $4 million and $13 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower interest rates in 2009 compared to 2008.

Interest Expense

        EME's interest expense to third parties, before capitalized interest, increased $4 million and $6 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The increases were primarily due to higher debt balances under EME's and Midwest Generation's credit facilities in 2009, compared to 2008, and EME's wind financing in June 2009. Capitalized interest decreased $7 million and $15 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008, due to a reduction in projects under construction.

Income Taxes

        EME's income tax provision from continuing operations was $27 million and $237 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax benefits are recognized pursuant to a tax-allocation agreement with Edison International. During the nine months ended September 30, 2009 and 2008, EME recognized $40 million and $29 million, respectively, of production tax credits related to wind projects. In addition, EME recognized income tax benefits of $4 million and $5 million during the nine months ended September 30, 2009 and 2008, respectively, related to estimated additional taxes or benefits allocated from Edison International. Effective January 1, 2009, the state of Massachusetts changed its tax regulations from a separate return basis, where each entity files separately, to a combined return basis where Edison International and its subsidiaries file together.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to EME which were largely timing in nature. During the second quarter of 2009, EME recorded an income tax benefit of $6 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Results of Discontinued Operations

        Loss from discontinued operations, net of tax, increased $7 million and $5 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Earnings and losses in 2009 and 2008 included foreign exchange gains (losses) and interest expense associated with contract indemnities related to EME's sale of its international projects in December 2004. In addition, EME increased its estimated liability for a tax indemnity by $6 million during the second quarter of 2009.

New Accounting Requirements

        For a discussion of new accounting requirements affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Requirements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        For a complete discussion of liquidity and capital resources, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2008.

EME's Liquidity

        At September 30, 2009, EME and its subsidiaries had cash and cash equivalents and short-term investments of $1.2 billion and a total of $496 million of available borrowing capacity under their credit facilities. EME's consolidated debt at September 30, 2009 was $4.4 billion, of which $502 million was current. In addition, EME's subsidiaries had $3.3 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 25 years.

        The following table summarizes the status of the EME and Midwest Generation credit facilities at September 30, 2009:

	EME	Midwest Generation
	(in millions)
Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	(188)	(275)
Outstanding letters of credit	(102)	(3)

Amount available	$274	$222

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Commercial Paper Inc., a lender in EME's credit agreement representing a commitment of $36 million, in September 2008 declined requests for funding under that agreement and in October 2008, filed for bankruptcy protection.

        The interest rate on borrowings outstanding under EME's credit facility is at the applicable margin of 2%. The interest rate on borrowings outstanding under Midwest Generation's credit facility is LIBOR plus 0.875%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1%, which was the case at September 30, 2009. In October 2009, outstanding borrowings of $188 million and $275 million under EME's and Midwest Generation's credit facilities, respectively, were repaid.

        Access to the capital markets for non-investment grade credit remains uncertain due to the financial market and economic conditions discussed in "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview," and also in "Management's Overview" in Item 7 on page 41 of EME's annual report on Form 10-K for the year ended December 31, 2008, though the market for project-based financings has shown signs of improvement. EME intends to focus on a selective growth strategy, primarily on completion of projects under construction and development of future renewable projects deploying current turbine commitments, and using its cash on hand and future cash flow to meet its existing contractual commitments. Long-term disruption in the capital markets could adversely affect EME's business plans and financial position.

 Capital Expenditures

        The estimated capital expenditures through 2011 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

	October through December 2009	2010		2011
	(in millions)
Illinois Plants
Plant capital expenditures	$21	$96		$62
Environmental expenditures	6		(1)		(1)
Homer City Facilities
Plant capital expenditures	10	55		29
Environmental expenditures	—	15		32
Renewable Projects
Projects under construction(2)	119	453		2
Turbine commitments(3)	6	439	(4)	—
Other capital expenditures	8	23		12

Total	$170	$1,081		$137

(1)
See discussion below regarding capital expenditures for environmental improvements at the Illinois Plants.

(2)
Includes projects beginning construction in October 2009 and $206 million in turbine purchases where financing has been arranged. For further discussion, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Business Development and Capital Commitments."

(3)
For discussion of potential changes to EME's turbine commitments, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Business Development and Capital Commitments."

(4)
Excludes turbine commitments for which EME is no longer obligated due to amendments to turbine purchase agreements executed in October 2009.

Expenditures for Existing Projects

        Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear and main power transformer replacement.

        Environmental expenditures at EME Homer City relate to emission monitoring and control projects. Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. For more information on the current status of environmental improvements in Illinois, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Environmental Compliance Plans and Costs." For further discussion of environmental regulations, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008.

Expenditures for New Projects

        As of September 30, 2009, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 5,000 MW. The development pipeline represents potential projects with respect to which EME either owns the project rights or has exclusive acquisition rights. EME has committed to purchase turbines for wind projects (included in the preceding table) and turbines in storage to be used for future wind projects. The turbine cost generally represents approximately two-thirds of the total capital costs of EME's wind projects. Completion of development of a wind project may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment. Furthermore, successful completion of a wind project is dependent upon obtaining permits and agreements necessary to support an investment. There is no assurance that each project included in the development pipeline currently or added in the future will be successfully completed, or that EME will be able to successfully develop projects utilizing all of its turbine commitments. For further discussion, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Business Development and Capital Commitments."

Walnut Creek Project

        Walnut Creek Energy, a subsidiary of EME, was awarded by SCE, through a competitive bidding process, a 10-year power sales contract starting in 2013 for the output of the Walnut Creek project. In July 2008, the Los Angeles Superior Court found that actions taken by the SCAQMD, in promulgating rules that had made available a "Priority Reserve" of emissions credits for new power generation projects, did not satisfy California environmental laws. As a result of a November 2008 decision by the Los Angeles Superior Court, SCAQMD is enjoined from issuing Priority Reserve emission credits to Walnut Creek, among others. Legal challenges related to the Priority Reserve emission credits are continuing. Legislation which passed the State Assembly and is currently pending action in the Senate would provide access to the credits for Walnut Creek. In the air basins regulated by SCAQMD, the need for particulate matter (PM10) and SO2 emission credits exceeds available supply, and it is difficult to create new qualifying credits. Walnut Creek will be unable to begin construction until access to the Priority Reserve emission credits is restored or another source of credits for the project has been identified. The capital costs to construct this project, excluding interest, are estimated in the range of $500 million to $600 million.

EME's Historical Consolidated Cash Flow

Consolidated Cash Flows from Operating Activities

        Cash provided by operating activities from continuing operations decreased $315 million in the first nine months of 2009, compared to the first nine months of 2008. The 2009 decrease was primarily attributable to lower pre-tax income from continuing operations in 2009, compared to 2008.

Consolidated Cash Flows from Financing Activities

        Cash used in financing activities from continuing operations was $236 million in the first nine months of 2009, compared to cash provided by financing activities from continuing operations of $881 million in the first nine months of 2008. Financing activities in 2009 included payments of $188 million and $200 million under EME's corporate credit facility and Midwest Generation's working capital facility, respectively. Partially offsetting these payments were proceeds received from the issuance of a $189 million term loan as part of a $202 million project financing completed in June 2009. For further discussion of this financing, see "—Wind Financing." Financing activities in 2008 included borrowings of $423 million under EME's corporate credit facility and net borrowings of $475 million under Midwest Generation's working capital facility.

Consolidated Cash Flows from Investing Activities

        Cash used in investing activities from continuing operations decreased $87 million in the first nine months of 2009, compared to the first nine months of 2008. The 2009 decrease was primarily due to lower capital expenditures in 2009, compared to 2008. Partially offsetting this decrease was lower maturities of short-term investments in 2009, compared to 2008, and proceeds from the sale of 33% of

EME's membership interest in the Elkhorn Ridge wind project recorded during the second quarter of 2008.

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME(1)	B2	B	BB-
Midwest Generation(2)	Ba1	BB-	BBB-
EMMT	Not Rated	B	Not Rated

(1)
Senior unsecured rating.

(2)
First priority senior secured rating.

        The S&P and Fitch ratings are on negative outlook, while the Moody's rating outlook is stable. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

        EME does not have any "rating triggers" contained in subsidiary financings that would result in it being required to make equity contributions or provide additional financial support to its subsidiaries, including EMMT. Furthermore, EME's senior notes do not contain any cross-defaults to subsidiary financings. However, coal contracts at Midwest Generation include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings. Furthermore, EMMT also has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. For discussions of contingent features related to energy contracts, see "—Margin, Collateral Deposits and Other Credit Support for Energy Contracts."

Credit Rating of EMMT

        The Homer City sale-leaseback documents restrict EME Homer City's ability to enter into trading activities, as defined in the documents, with EMMT to sell forward the output of the Homer City facilities if EMMT does not have an investment grade credit rating from S&P or Moody's or, in the absence of those ratings, if it is not rated as investment grade pursuant to EME's internal credit scoring procedures. These documents also include a requirement that EME Homer City's counterparty to such transactions, whether it is EMMT or another party, and EME Homer City, if acting as seller to an unaffiliated third party, be investment grade. EME currently sells all the output from the Homer City facilities through EMMT, which has a below investment grade credit rating, and EME Homer City is not rated. In order to continue to sell forward the output of the Homer City facilities through EMMT, either: (1) a consent from the sale-leaseback owner participants must be obtained; or (2) EMMT must provide assurances of performance consistent with the requirements of the sale-leaseback documents. EME has obtained a consent from the sale-leaseback owner participants that allows EME Homer City to enter into such sales, under specified conditions, through March 1, 2014. EME Homer City continues to be in compliance with the terms of the consent; however, because EMMT's credit rating has dropped below BB-, the consent is revocable by the sale-leaseback owner participants at any time. The sale-leaseback owner participants have not indicated that they intend to revoke the consent; however, there can be no assurance that they will not do so in the future. An additional consequence of EMMT's lowered credit rating is that outstanding accounts receivable between EMMT and EME Homer City have been reduced to zero, as required under the terms of the consent. Revocation of the consent would not affect trades between EMMT and EME Homer City that had been entered into while the consent was still in effect. EME is permitted to sell the output of the Homer City facilities into the spot market at any time. For further discussion, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Homer City Facilities."

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

        To reduce its exposure to market risk, EME hedges a portion of its electricity price exposure through EMMT, an EME subsidiary engaged in the power marketing and trading business. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, because the credit ratings of EMMT and EME are below investment grade, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. At September 30, 2009, EMMT had deposited $70 million in cash with clearing brokers in support of futures contracts and had deposited $136 million in cash with counterparties in support of forward energy and congestion contracts. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $65 million at September 30, 2009. In addition, EME had received cash collateral of $232 million at September 30, 2009, to support credit risk of counterparties under margin agreements; $148 million of which is classified as restricted cash. The liability for margin deposits received from counterparties has been offset against net derivative assets.

        Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2009, if wholesale energy prices or the amount hedged changes. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2009 could increase by approximately $123 million over the remaining life of the contracts using a 95% confidence level. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position on September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

        Midwest Generation has cash on hand and a credit facility to support margin requirements specifically related to contracts entered into by EMMT related to the Illinois Plants. In addition, EME has cash on hand and a credit facility to provide credit support to subsidiaries. For discussion on available borrowing capacity under Midwest Generation and EME credit facilities, see "—EME's Liquidity." Also, for further discussion, see "—EME's Liquidity as a Holding Company."

 EME's Liquidity as a Holding Company

Overview

        At September 30, 2009, EME had corporate cash and cash equivalents and short-term investments of $590 million to meet liquidity needs as well as $274 million of capacity under its credit facility. Since EME, as a holding company, does not directly own any revenue-producing generation facilities, it depends for the most part on cash distributions and tax payments from its projects to pay debt service, tax payments, contractual obligations and general and administrative expenses. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project level debt obligations. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. For further discussion, see "—Dividend Restrictions in Major Financings."

Intercompany Tax-Allocation Agreement

        EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. In connection with the settlement of federal tax disputes and affirmative claims with the Internal Revenue Service for open tax years 1986 through 2002, EME made a payment of $18 million and assigned a tax receivable of $125 million to its parent, Mission Energy Holding Company, in satisfaction of its obligations under a tax-allocation agreement in the second quarter of 2009. In addition, EME received net tax-allocation payments of $157 million and made net tax-allocation payments of $96 million during the first nine months of 2009 and 2008, respectively.

EME Homer City Interim Funding Arrangements

        During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and EME Homer City. The funds were used to assist EME Homer City with working capital needs. The proceeds of the subordinated loans were deposited in EME Homer City's operating account. In July 2009, EME Homer City made repayments of principal and interest under the subordinated revolving loan agreement of $38 million.

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

        The following table sets forth the major components of the interest coverage ratio for the 12 months ended September 30, 2009 and December 31, 2008:

	12 Months Ended
	September 30, 2009	December 31, 2008
	(in millions)
Funds Flow Available for Interest
Distributions:
Midwest Generation	$240	$206
EME Homer City(1)	118	110
Big 4 Projects(2)	87	114
Viento Funding II(3)	164	—
Other projects	47	55
Tax payments received from subsidiaries	195	364
Realized trading income	59	175
Tax allocation receipts (payments)	137	(92)
Operating expenses	(150)	(155)
Other items, net	(13)	(14)

	$884	$763

Net Interest Expense:
EME corporate debt	$267	$248
Addback: Capitalized interest	17	32
Powerton-Joliet intercompany notes	112	112
EME interest income	(4)	(6)

	$392	$386

Ratio	2.26	1.98
Covenant threshold (not less than)	1.20	1.20

(1)
Under EME's credit facility, the definition of interest coverage ratio includes the repayment of subordinated loans to EME Homer City. During April 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to EME Homer City. In July 2009, the amount advanced was repaid by EME Homer City and is included in distributions during the 12 months ended September 30, 2009. For further details of this arrangement, see the preceding section, "—EME Homer City Interim Funding Arrangements."

(2)
Prior to the repayment of the Series B bonds of EME Funding Corp. in September 2008, distributions from the Big 4 projects represented funds transferred to EME after meeting debt service and restricted cash provisions set forth in this financing.

(3)
In June 2009, a subsidiary of EME, Viento Funding II, Inc., completed a non-recourse financing of EME's interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. For further details of this financing, see "—Wind Financing." The proceeds of the financing, net of financing costs, were distributed to EME.

        The following table sets forth the major components of the corporate-debt-to-corporate-capital ratio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in millions)
Corporate Debt
Indebtedness for money borrowed	$4,163	$4,564
Powerton-Joliet termination value	1,030	1,163
Letters of credit	97	132

	$5,290	$5,859

Corporate Capital
Common shareholder's equity	$2,788	$2,684
Less:
Non-cash cumulative changes in accounting	1	1
Accumulated other comprehensive income	(154)	(200)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to MEHC for repayment of 13.5% notes	899	899

	4,121	3,971

Corporate debt	5,290	5,859

	$9,411	$9,830

Corporate-debt-to-corporate-capital ratio	0.56	0.60
Covenant threshold (not more than)	0.75	0.75

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

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

        Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2009 or for the 12 months ended September 30, 2009:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Illinois Plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.22 to 1
EME Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.07 to 1

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

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

        EME is restricted from the sale or disposition of assets, which includes the making of a distribution, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding such sale or disposition. At September 30, 2009, the maximum sale or disposition of EME assets is determined as follows:

September 30, 2009
(in millions)
Consolidated Net Tangible Assets
Total consolidated assets	$9,208
Less:
Consolidated current liabilities	(987)
Intangible assets	(119)

$8,102

10% Threshold	$810

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

        As a wholly owned indirect subsidiary of Edison International, EME is subject to determinations made by its directors, each of whom is appointed by Edison International, to act in the interests of Edison International and its shareholders, which may result in EME making distributions of cash or assets, subject to the limitations described above and applicable law, at any time or from time to time, which may affect assets held or under development.

Wind Financing

        In June 2009, EME completed through its subsidiary, Viento Funding II, Inc., a non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The financing included a:

  •
  $189 million seven-year term loan that is expected to fully amortize within the seven years via scheduled principal payments and cash sweeps from a portion of excess cash flow; and

  •
  $13 million letter of credit facility which replaced project letters of credit previously issued under the EME corporate credit facility.

        In July 2009, Viento Funding II amended the credit agreement to add a working capital facility. Availability under the working capital facility is initially $3.8 million and steps up semi-annually to $5.2 million by maturity. The agreement restricts the use of proceeds from the working capital facility to operation and maintenance expenditures at these three wind projects.

        Interest under the term loan accrues at LIBOR plus 3.875% initially, with the rate increasing 0.25% on the third and sixth anniversaries of the closing date. Viento Funding II has entered into interest rate swap agreements to hedge the majority of the variable interest rate under the term loan. The interest rate swap agreements fixed the majority of the LIBOR rate under the term loan to 3.175%, before amortization of the deferred financing costs. At September 30, 2009, the swap adjusted rate was 7.05%. Distributions from Viento Funding II are subject to compliance with the terms and conditions of credit facilities, including a covenant to meet a 12-month historic debt service coverage ratio as specified in the agreement of 1.20 to 1.0. Viento Funding II's payment obligations are secured by pledges of its direct and indirect ownership interests in the three wind projects.

        In connection with this financing, EME entered into an agreement with Viento Funding II to make quarterly payments for production tax credits irrespective of whether such credits can be realized on Edison International's consolidated tax returns.

Contractual Obligations and Contingencies

Long-term Debt

        EME's long-term principal debt maturities plus interest payments as of September 30, 2009 were $552 million for the remainder of 2009, $323 million in 2010, $320 million in 2011, $321 million in 2012, $804 million in 2013, and $4.7 billion thereafter. These amounts have been updated to reflect EME's financing activities completed during the second and third quarters of 2009. For further details, see "—Wind Financing."

Turbine Commitments

        EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2009, EME has commitments to purchase 419 wind turbines (785 MW) with obligations of $718 million due in 2010. In October 2009, EME extended and reduced payment obligations through two agreements. EME, through its subsidiary, Big Sky, entered into turbine financing arrangements totaling approximately $206 million for the purchase of 114 wind turbines (240 MW) for the Big Sky wind project. For further information regarding this financing, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 13. Subsequent Events." In October 2009, EME also entered into an amendment to one of its turbine supply agreements which no longer obligates EME to purchase 22 wind turbines (46 MW). EME has deferred all remaining 2009 payments to 2010. EME continues to actively negotiate with its turbine suppliers to match turbine delivery and payment dates to the deployment of turbines at individual wind projects.

        As of September 30, 2009, EME has recorded wind turbine deposits of $395 million included in other long-term assets in its consolidated balance sheet. EME has 67 wind turbines (163 MW) in storage to be used for future wind projects with commitments on these turbines of $6 million remaining in 2009 and $8 million in 2010. EME has recorded $191 million in other long-term assets on its consolidated balance sheet related to wind turbines in storage.

        EME can elect under one of its existing turbine supply agreements to terminate the agreement for convenience which, if terminated in its entirety, would further reduce turbine commitments by

$181 million during 2010. In the event of such termination by EME, a write-off of approximately $45 million would be recognized.

Fuel Supply Contracts

        At September 30, 2009, Midwest Generation and EME Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $1.0 billion, summarized as follows: remainder of 2009—$101 million, 2010—$461 million, 2011—$255 million, and 2012—$212 million.

Coal Transportation Agreements

        At September 30, 2009, Midwest Generation and EME Homer City had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. These minimum commitments are currently estimated to aggregate $507 million, summarized as follows: remainder of 2009—$67 million, 2010—$276 million, and 2011—$164 million.

Midwest Generation New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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

Air Quality Regulations—Pennsylvania

        The PADEP opacity regulations limit stack opacity to 20% on a one-minute average. PADEP's prior policy recognized the occurrence of transient exceedances of the standard, and allowed such exceedances within certain parameters (below 30% opacity and up to 1.5% of a unit's operating time). On April 18, 2009, the PADEP changed its opacity policy, eliminating many exemptions and reducing the allowable exceedance rate to 0.5% of a unit's operating time, effective as of April 1, 2009. EME Homer City has undertaken optimization of unit ramp rates and combustion parameters at the Homer City facilities to reduce the deratings required to meet the opacity standards. Additional capital improvements may also be required. EME Homer City has operated below the 0.5% exceedance rate during the second and third quarters of 2009.

Greenhouse Gas Regulation

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions.

Litigation Developments

        On October 15, 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina tribe in February 2008 against numerous defendants, including Edison International, principally in the oil and energy industries. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms. Although EME was not named as a defendant, the complaint identified EME as a direct or indirect operating subsidiary of Edison International through which Edison International engages in electric power generation. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court.

        Recently, however, the federal Second Circuit and Fifth Circuit Courts of Appeals both issued decisions in cases against GHG emitters, which concluded that plaintiffs in those cases did have standing to bring nuisance claims and that those claims were not precluded by the political question doctrine.

        In 2004, several states and environmental organizations filed a complaint in a federal district court in New York, alleging that several electric utilities were liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Neither EME nor its subsidiaries were named as defendants in the complaint. The power plants that were the subject of the complaint were not located in physical proximity to the plaintiffs. On September 21, 2009, the Second Circuit Court of Appeals reinstated the lawsuit, holding that the plaintiffs had standing and that their claims did not violate the political question doctrine.

        On October 16, 2009, the United States Court of Appeals for the Fifth Circuit reinstated a class action lawsuit that had been dismissed by a federal district court in Mississippi. The plaintiffs claimed that emissions of GHGs from fossil fuel-fired electric generation and other operations allegedly contributed to the destructive force of Hurricane Katrina. The Fifth Circuit decision would allow the plaintiffs to continue to pursue their state law claims of public and private nuisance, trespass and negligence. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International, including EME, as defendants.

        EME cannot predict whether, and to what extent, any of these decisions will be cited as precedent in other similar lawsuits or result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts as sources of remedies for these sorts of claims.

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

        For a complete discussion of market risk exposures, read this quarterly report on Form 10-Q in conjunction with EME's annual report on Form 10-K for the year ended December 31, 2008.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2009	2008
January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58
April	26.93	53.87
May	25.81	44.49
June	25.59	56.06
July	24.87	63.79
August	27.62	52.66
September	24.56	43.08

Nine-Month Average	$28.62	$52.68

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2009
October	$23.99
November	26.63
December	28.74
2010 Calendar "strip"(2)	$32.58
2011 Calendar "strip"(2)	$34.38

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub as of September 30, 2009:

	2009	2010	2011
GWh	3,574	12,638	816
Average price/MWh(1)	$55.04	$54.30	$70.61

(1)
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions as of September 30, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

        In addition, as of September 30, 2009, EMMT has entered into 3.7 billion cubic feet of natural gas futures contracts (equivalent to approximately 600 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Illinois Plants to hedge energy price risks during the remainder of 2009 and 2010.

        In October 2009, EMMT entered into 7,461 GWh of additional power hedges, primarily off-peak, for the Illinois Plants. The hedges were entered into to mitigate the price risk of negative margins during off-peak periods. Including the additional hedges entered into during October 2009, total hedges for 2010 are 20,099 GWh at an average price of approximately $43.70/MWh.

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

        The following table depicts the average historical market prices for energy per megawatt-hour at the Homer City busbar and the PJM West Hub (EME Homer City's primary trading hub) during the first nine months of 2009 and 2008:

	Historical Energy Prices(1) 24-Hour PJM
	Homer City		West Hub
	2009	2008	2009	2008
January	$53.22	$54.32	$59.32	$66.80
February	42.86	61.74	46.31	68.29
March	38.08	65.37	41.63	70.48
April	32.64	61.99	34.48	69.12
May	31.39	49.37	33.40	59.84
June	29.87	78.72	33.25	98.50
July	28.94	72.39	32.42	91.80
August	31.13	60.16	36.70	73.91
September	28.28	52.33	30.38	66.04

Nine-Month Average	$35.16	$61.82	$38.65	$73.86

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the PJM West Hub at September 30, 2009:

24-Hour PJM West Hub Forward Energy Prices(1)
2009
October	$32.48
November	36.62
December	43.21
2010 Calendar "strip"(2)	$48.39
2011 Calendar "strip"(2)	$51.52

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the PJM West Hub delivery point. Forward prices at PJM West Hub are generally higher than the prices at the Homer City busbar.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the PJM West Hub.

        EMMT engages in hedging activities for the Homer City facilities to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes EME Homer City's hedge position as of September 30, 2009:

	2009(1)	2010
GWh	2,140	3,616
Average price/MWh(2)	$59.61	$79.49

(1)
Includes hedging activities entered into by EMMT for the Homer City facilities that are not designated under the intercompany agreements with EME Homer City due to limitations under the sale leaseback transaction documents.

(2)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position as of September 30, 2009 is not directly comparable to the 24-hour PJM West Hub prices set forth above.

        The average price per megawatt-hour for EME Homer City's hedge position is based on the PJM West Hub. Energy prices at the Homer City busbar have been lower than energy prices at the PJM West Hub. For a discussion of the difference, see "—Basis Risk" below.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for Midwest Generation and EME Homer City at September 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases(2)
	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day
October 1, 2009 to May 31, 2010
Midwest Generation	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
EME Homer City	1,884	(206)	1,678	1,670	191.32	8	191.32	191.32
June 1, 2010 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	174.29	—	—	174.29
EME Homer City	1,884	(71)	1,813	1,813	174.29	—	—	174.29
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
EME Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
EME Homer City	1,884	(148)	1,736	1,736	133.37	—	—	133.37

(1)
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

(2)
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

        The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $16.46 per MW-day was substantially lower than previous capacity prices. The decrease in forward capacity prices was attributable to a substantial increase in demand side management resources. The impact of lower capacity prices for this period will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by unavailability of competing resources and increased energy prices, which is uncertain.

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

Basis Risk

        Sales made from the Illinois Plants and the Homer City facilities in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, EME may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the PJM West Hub in the case of the Homer City facilities and for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub in the case of the Illinois Plants. EME's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2009 and 2008, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 9% and 16%, respectively. The monthly average difference between prices at the Homer City busbar and those at the PJM West Hub during the 12 months ended September 30, 2009 ranged from 5% to 17%. During the nine months ended September 30, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 15% and less than 1%, respectively.

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

        Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2009 for the remainder of 2009 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons(1)
	October through December 2009	2010	2011	2012
Illinois Plants	4.5	17.1	9.8	9.8
Homer City facilities(2)	1.0	4.7	2.2	1.2

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Illinois Plants and 13,000 Btu equivalent for the Homer City facilities.

(2)
At September 30, 2009, there are options to purchase additional coal of 0.3 million tons for 2011, 0.5 million tons for 2012, and 0.2 million tons for 2013.

        EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, decreased during

2009 from 2008 year-end prices. The price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) decreased to $50.50 per ton at October 2, 2009 from $76 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in NAPP coal prices was due in part to current global economic conditions that have lessened demand for coal, high levels of inventories and fuel switching. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $9.25 per ton at October 2, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to lower demand and higher levels of inventory.

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

        EME is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $64 per ton during the nine months ended September 30, 2009 from $315 per ton during 2008. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $84 per ton and $515 per ton, respectively, at September 30, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 12—Commitments and Contingencies—Environmental Matters and Regulations" on page 156 of EME's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        EME uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. The fair value changes of each derivative instrument are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Edison Mission Energy and

Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 45 of EME's annual report on Form 10-K for the year ended December 31, 2008.

        EME classifies unrealized gains and losses from derivative instruments as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Illinois Plants
Non-qualifying hedges	$(4)	$(24)	$30	$(22)
Ineffective portion of cash flow hedges	4	17	4	7
Homer City facilities
Non-qualifying hedges	—	(2)	—	—
Ineffective portion of cash flow hedges	6	16	11	7

Total unrealized gains (losses)	$6	$7	$45	$(8)

        At September 30, 2009, unrealized gains of $38 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($5 million for the remainder of 2009, $28 million for 2010, and $5 million for 2011).

Fair Value of Derivative Instruments

        EME adopted authoritative guidance, effective January 1, 2008, which establishes a hierarchy for fair value measurements. For further discussion of fair value measurements guidance, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

Non-Trading Derivative Instruments

        The fair value of outstanding non-trading commodity derivative instruments at September 30, 2009 and December 31, 2008 was $346 million and $375 million, respectively. In assessing the fair value of EME's non-trading commodity derivative instruments, EME uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of commodity contracts at September 30, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during the first nine months of 2009 that were entered into in 2008 at higher prices than contracts outstanding at September 30, 2009. The following table summarizes the maturities and the related fair value of EME's commodity derivative assets and liabilities before the impact of offsetting collateral and netting as of September 30, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$5	$2	$3	$—	$—
Prices provided by external sources	338	255	83	—	—
Prices based on models and other valuation methods	3	1	2	—	—

Total	$346	$258	$88	$—	$—

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

Energy Trading Derivative Instruments

        The fair value of outstanding energy trading derivative instruments at September 30, 2009 and December 31, 2008 was $115 million and $112 million, respectively. The change in the fair value of trading contracts for the nine months ended September 30, 2009 was as follows:

(in millions)
Fair value of trading contracts at January 1, 2009	$112
Net gains from energy trading activities	45
Amount realized from energy trading activities	(45)
Other changes in fair value	3

Fair value of trading contracts at September 30, 2009	$115

        The impact of changes to the various inputs used to determine the fair value of Level 3 derivatives is not currently material to EME's results of operations as such changes are offset by similar changes in derivatives classified within Level 3 as well as other categories.

        The following table summarizes the maturities, the valuation method and the related fair value of energy trading assets and liabilities before the impact of offsetting collateral and netting (as of September 30, 2009):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$1	$1	$3	$(3)	$—
Prices provided by external sources	(99)	(77)	(22)	—	—
Prices based on models and other valuation methods	213	130	41	30	12

Total	$115	$54	$22	$27	$12

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

        The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2009, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

	September 30, 2009
Credit Rating(1)	Exposure(2)	Collateral	Net Exposure
	(in millions)
A or higher	$384	$(210)	$174
A-	46	—	46
BBB+	27	—	27
BBB	119	—	119
BBB-	—	—	—
Below investment grade	8	(7)	1

Total	$584	$(217)	$367

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

        The credit risk exposure set forth in the above table is comprised of $137 million of net accounts receivable and payables and $447 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties.

        Included in the table above are exposures to financial institutions with credit ratings of A or above. Due to developments in the financial markets, the credit ratings may not be reflective of the related credit risks. For further discussion, refer to "Financial Markets and Economic Conditions" in Item 7 on page 42 of EME's annual report on Form 10-K for the year ended December 31, 2008. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $206 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

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

        EME's merchant plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 45% of EME's consolidated operating revenues for the nine months ended September 30, 2009. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. At September 30, 2009, EME's account receivable due from PJM was $40 million.

        For the nine months ended September 30, 2009, a second customer, Constellation Energy Commodities Group, Inc., accounted for 17% of EME's consolidated operating revenues. Sales to Constellation are primarily generated from EME's merchant plants and largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which at September 30, 2009 had a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's. On November 2, 2009, S&P lowered the debt rating of Constellation Energy Group, Inc. to BBB-. At September 30, 2009, EME's account receivable due from Constellation was $22 million.

        The terms of EME's wind turbine supply agreements contain significant obligations of the suppliers in the form of manufacturing and delivery of turbines, and payments for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to a turbine supplier may have a material impact on EME's wind projects.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. In June 2009, EME's subsidiary, Viento Funding II, Inc., entered into interest rate swap agreements in connection with the non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. For details, see "Liquidity and Capital Resources—Wind Financing." The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.8 billion at September 30, 2009, compared to the carrying value of $4.4 billion.

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

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). On August 14, 2009, the FERC denied most requests for rehearing of the March 26 order but deferred action on one rehearing and granted certain requests for clarification. As directed in the March 26 order, PJM submitted its proposal to automate the adjustment of CONE on September 1, 2009.

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

Midwest Generation New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	November 6, 2009