Form 10-Q
period 2010-03-31
EDISON MISSION ENERGY
filed 2010-05-07
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        Number of shares outstanding of the registrant's Common Stock as of May 7, 2010: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AOI	adjusted operating income (loss)
BACT	best available control technology
BCF	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
DOJ	United States Department of Justice
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FGD	flue gas desulfurization
Fitch	Fitch Ratings
Fossil-fueled facilities	Midwest Generation fossil-fueled power plants and Homer City electric generating station
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
ISO(s)	independent system operator(s)
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAPP	Northern Appalachian
NOV	Notice of Violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

v

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Operating Revenues	$651	$612
Operating Expenses
Fuel	213	187
Plant operations	158	149
Plant operating leases	44	44
Depreciation and amortization	59	56
Administrative and general	47	45

Total operating expenses	521	481

Operating income	130	131

Other Income (Expense)
Equity in income from unconsolidated affiliates	17	6
Dividend income	16	1
Interest income	1	3
Interest expense	(68)	(74)
Other income (expense), net	2	1

Total other income (expense)	(32)	(63)

Income from continuing operations before income taxes	98	68
Provision for income taxes	23	15

Income from Continuing Operations	75	53
Income from Operations of Discontinued Subsidiaries, net of tax (Note 5)	6	3

Net Income	81	56

Net (Income) Loss Attributable to Noncontrolling Interests	—	—

Net Income Attributable to EME Common Shareholders	$81	$56

Amounts Attributable to EME Common Shareholders
Income from continuing operations, net of tax	$75	$53
Income from discontinued operations, net of tax	6	3

Net Income Attributable to EME Common Shareholders	$81	$56

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Net Income	$81	$56
Other comprehensive income, net of tax
Unrealized gains on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $62 and $98 for the three months ended March 31, 2010 and 2009, respectively	95	151
Reclassification adjustments included in net income, net of income tax expense of $14 and $32 for the three months ended March 31, 2010 and 2009, respectively	(20)	(49)

Other comprehensive income	75	102

Comprehensive Income	156	158

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	—

Comprehensive Income Attributable to EME Common Shareholders	$156	$158

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	March 31, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$1,034	$796
Accounts receivable—trade	126	201
Receivables from affiliates	94	93
Inventory	202	196
Derivative assets	194	197
Restricted cash	66	69
Margin and collateral deposits	124	120
Prepaid expenses and other	172	190

Total current assets	2,012	1,862

Investments in Unconsolidated Affiliates	517	361

Property, Plant and Equipment	6,417	6,279
Less accumulated depreciation and amortization	1,571	1,474

Net property, plant and equipment	4,846	4,805

Other Assets
Deferred financing costs	51	43
Long-term derivative assets	82	81
Restricted deposits	41	40
Rent payments in excess of levelized rent expense under plant operating leases	1,083	1,038
Other long-term assets	302	403

Total other assets	1,559	1,605

Total Assets	$8,934	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	March 31, 2010	December 31, 2009

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$107	$97
Payables to affiliates	15	14
Accrued liabilities	176	247
Derivative liabilities	1	5
Interest payable	101	30
Deferred taxes	149	119
Current maturities of long-term obligations	45	37

Total current liabilities	594	549

Long-term obligations net of current maturities	4,036	3,929
Deferred taxes and tax credits	718	672
Deferred revenues	164	153
Long-term derivative liabilities	12	15
Other long-term liabilities	478	478

Total Liabilities	6,002	5,796

Commitments and Contingencies (Note 10)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of March 31, 2010 and December 31, 2009	64	64
Additional paid-in capital	1,340	1,339
Retained earnings	1,370	1,280
Accumulated other comprehensive income	153	78

Total EME common shareholder's equity	2,927	2,761

Noncontrolling Interests	5	76

Total Equity	2,932	2,837

Total Liabilities and Equity	$8,934	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$81	$56
Income from discontinued operations	(6)	(3)

Income from continuing operations, net	75	53
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(17)	(6)
Distributions from unconsolidated affiliates	21	9
Depreciation and amortization	63	56
Deferred taxes and tax credits	29	51
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(4)	(21)
Decrease in accounts receivables	76	11
Increase in inventory	(2)	(38)
Decrease in prepaid expenses and other	1	19
Decrease in restricted cash	3	—
Increase in rent payments in excess of levelized rent expense	(45)	(49)
Decrease in accounts payable and other current liabilities	(84)	(5)
Increase in interest payable	71	68
Decrease in derivative assets and liabilities	118	129
Other operating—assets	5	1
Other operating—liabilities	2	1

Operating cash flow from continuing operations	312	279
Operating cash flow from discontinued operations	6	3

Net cash provided by operating activities	318	282

Cash Flows From Financing Activities
Borrowings on long-term debt	47	—
Payments on long-term debt agreements	(3)	(27)
Payments to affiliates related to stock-based awards	(1)	(1)
Financing costs	(9)	—

Net cash provided by (used in) financing activities	34	(28)

Cash Flows From Investing Activities
Capital expenditures	(83)	(94)
Proceeds from return of capital and loan repayments and sale of assets	16	10
Purchase of interest of acquired companies	—	(6)
Maturities of short-term investments	1	1
Investments in other assets	(49)	14

Net cash used in investing activities	(115)	(75)

Effect of consolidation of variable interest entity on cash	5	—
Effect on cash from deconsolidation of variable interest entities	(4)	—

Net increase in cash and cash equivalents	238	179
Cash and cash equivalents at beginning of period	796	1,807

Cash and cash equivalents at end of period	$1,034	$1,986

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

EME's significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 114 of EME's annual report on Form 10-K for the year ended December 31, 2009. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2010 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Management has performed an evaluation of subsequent events through the date that the financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in millions)	March 31, 2010	December 31, 2009

Cash	$280	$106
Money market funds	754	690

Total cash and cash equivalents	$1,034	$796

The carrying value of cash equivalents, which consists of money market funds, equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

 Inventory

Inventory is stated at the lower of weighted average cost or market. Inventory consisted of the following:

(in millions)	March 31, 2010	December 31, 2009

Coal, fuel oil and other raw materials	$136	$132
Spare parts, materials and supplies	66	64

Total	$202	$196

New Accounting Guidance

Accounting Guidance Adopted in 2010

Consolidation—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

The FASB issued an accounting standards update that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an ability to direct the activities of the entity that most significantly impact the entity's economic performance and whether the entity has the obligation to absorb losses or the right to receive expected returns of the entity. This guidance requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. EME adopted this guidance effective January 1, 2010. The impact of adopting this guidance resulted in the deconsolidation of certain wind assets totaling $253 million and the consolidation of coal assets totaling $99 million at January 1, 2010. Deconsolidation did not result in a gain or loss. The consolidation of EME's 50% partnership interest in American Bituminous Power Partners, L.P., referred to as the Ambit project, a coal-fired electrical plant project with a capacity of 80 MW, resulted in a cumulative effect adjustment that increased retained earnings by $10 million. For further discussion, see Note 7—Variable Interest Entities.

Fair Value Measurements and Disclosures

The FASB issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. Requirements, effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 2—Fair Value Measurements.

Accounting Guidance Not Yet Adopted

Recently issued accounting pronouncements by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after March 31, 2010 are not expected to have a material effect on EME's consolidated results of operations or financial position.

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

EME's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices in active markets.

Derivative contracts, valued based on forward market prices in active markets (PJM West Hub, Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks, are classified as Level 2. EME obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EME selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EME believes to provide the most liquid market for the commodity. EME considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Financial transmission rights and over-the-counter derivatives that trade infrequently at illiquid locations, and long-term power agreements are classified as Level 3. For illiquid financial transmission rights, EME reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EME concludes a change in objective criteria would result in a new valuation that better reflects fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. In circumstances where EME cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EME continues to assess valuation methodologies used to determine fair value. Derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3.

In assessing nonperformance risks, EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $2 million at March 31, 2010.

The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$820	$—	$—	$—	$820

Derivatives
Electricity	$—	$342	$213	$(279)	$276
Natural gas	5	—	—	(5)	—
Fuel oil	11	—	—	(11)	—

Total commodity contracts	16	342	213	(295)	276

Total derivatives	$16	$342	$213	$(295)	$276

Liabilities at Fair Value
Derivatives
Electricity	$—	$(80)	$(14)	$87	$(7)
Natural gas	(1)	(2)	—	3	—

Total commodity contracts	(1)	(82)	(14)	90	(7)
Interest rate contracts	—	(6)	—	—	(6)

Total derivatives	$(1)	$(88)	$(14)	$90	$(13)

	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$758	$—	$—	$—	$758

Derivatives
Electricity	$—	$235	$179	$(136)	$278
Natural gas	2	—	—	(2)	—
Fuel oil	15	—	—	(15)	—

Total commodity contracts	17	235	179	(153)	278

Total derivatives	$17	$235	$179	$(153)	$278

Liabilities at Fair Value
Derivatives
Electricity	$—	$(85)	$(6)	$73	$(18)
Natural gas	(3)	(1)	—	4	—

Total commodity contracts	(3)	(86)	(6)	77	(18)
Interest rate contracts	—	(2)	—	—	(2)

Total derivatives	$(3)	$(88)	$(6)	$77	$(20)

1
At March 31, 2010 and December 31, 2009, included in cash and cash equivalents and restricted cash, and at December 31, 2009, also included in prepaid expenses and other on EME's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended March 31,
	2010	2009
(in millions)	Derivatives	Derivatives	Money Market Funds

Fair value at beginning of periods	$173	$213	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	45	146	—
Included in accumulated other comprehensive income (loss)	6	—	—
Purchases and settlements, net	(24)	(89)	(1)
Transfers in or out of Level 3	(1)	(3)	—

Fair value at March 31	$199	$267	$2

Change during the periods in unrealized gains (losses) related to assets and liabilities, net held at March 31[1]	$46	$73	$—

1
Reported in operating revenues on EME's consolidated statements of income.

EME determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Level 1 had no transfers in and out during the three months ended March 31, 2010. Transfers in and out of Levels 2 and 3 were not significant during the first quarters of 2010 and 2009.

Long-term Obligations

The carrying amounts and fair values of EME's long-term obligations were as follows:

	As of March 31, 2010		As of December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term obligations, including current portion	$4,081	$3,061	$3,966	$3,150

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EME's consolidated balance sheets with offsetting changes recorded in the consolidated statements of income. For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on EME's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as derivative assets or liabilities. Changes in fair value are recognized in the consolidated statements of income.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

March 31, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	31,324	[1]	23,042	[3]	25,986
Electricity	Forwards/Futures	Purchases	GWh	65	[1]	22,364	[3]	26,011
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	1	[2]	395	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	4	[2]	1	[2]	538	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	7,871	[4]
Electricity	Congestion	Purchases	GWh	—		719	[4]	131,579	[4]
Natural gas	Forwards/Futures	Sales	BCF	—		2.5		40.0
Natural gas	Forwards/Futures	Purchases	BCF	—		—		37.1
Fuel oil	Forwards/Futures	Sales	Barrels	—		—		234,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		375,000		244,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025

December 31, 2009
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	24,355	[1]	26,838	[3]	23,306
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	25,971	[3]	23,404
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	1	[2]	597	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]	736	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,212	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]	181,930	[4]
Natural gas	Forwards/Futures	Sales	BCF	—		3.3		30.8
Natural gas	Forwards/Futures	Purchases	BCF	—		—		30.6
Fuel oil	Forwards/Futures	Sales	Barrels	—		250,000		120,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		625,000		120,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016

1
EME's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the fossil-fueled facilities which meet the normal sales and purchase exception and are accounted for on the accrual method.

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

 Fair Value of Derivative Instruments

The following table summarizes the gross fair value of derivative instruments:

March 31, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Non-trading activities
Cash flow hedges	$292	$44	$336	$17	$9	$26	$310
Economic hedges	257	4	261	231	3	234	27
Trading activities	315	146	461	255	75	330	131

	864	194	1,058	503	87	590	468
Netting and collateral received	(670)	(112)	(782)	(502)	(75)	(577)	(205)

Total	$194	$82	$276	$1	$12	$13	$263

December 31, 2009
Non-trading activities
Cash flow hedges	$240	$17	$257	$69	$6	$75	$182
Economic hedges	202	8	210	180	—	180	30
Trading activities	234	111	345	182	41	223	122

	676	136	812	431	47	478	334
Netting and collateral received	(479)	(55)	(534)	(426)	(32)	(458)	(76)

Total	$197	$81	$278	$5	$15	$20	$258

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$175	$398
Effective portion of changes in fair value	157	249
Reclassification from accumulated other comprehensive income to net income	(34)	(81)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$298	$566

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2010 and 2009 were $180 million and $342 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

EME recorded net gains of $9 million and none during the first quarters of 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income is presented below:

		Three Months Ended March 31,
	Income Statement Location
(in millions)		2010	2009

Economic hedges	Operating revenue	$(4)	$14
	Fuel expense	1	—
Trading activities	Operating revenue	47	10

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at March 31, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. EME nets counterparty receivables and payables where balances exist under master netting arrangements. EME presents the portion of its margin and cash collateral deposits netted with its derivative positions on EME's consolidated balance sheets. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	March 31, 2010	December 31, 2009

Collateral provided to counterparties
Offset against derivative liabilities	$5	$49
Reflected in margin and collateral deposits	124	120
Collateral received from counterparties
Offset against derivative assets	210	124

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$105	$(27)	$78
Current period change	75	—	75

Balance at March 31, 2010	$180	$(27)	$153

1
For further detail, see Note 8—Compensation and Benefit Plans.

Included in accumulated other comprehensive income at March 31, 2010 was $183 million, net of tax, in unrealized gains on commodity-based cash flow hedges; and a $3 million, net of tax, unrealized loss related to interest rate hedges.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $160 million of the unrealized gains on cash flow hedges, net of tax, at March 31, 2010 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Discontinued Operations

Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(in millions)	2010	2009

Income before income taxes	$11	$6
Provision for income taxes	5	3

Income from operations of discontinued foreign subsidiaries	$6	$3

During the first quarter of 2010, EME made a $26 million payment for a tax indemnity related to EME's previous sale of an international project. EME recorded discontinued operations income before taxes of $11 million due primarily to expiration of a contract indemnity during the first quarter of 2010.

Note 6. Consolidated Statement of Changes in Equity

Consolidated statement of changes in equity at the beginning and the end of the three months ended March 31, 2009 and 2010:

		EME Shareholder's Equity
(in millions)	Total Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest

Balance at December 31, 2008	$2,764	$64	$1,335	$1,085	$200	$80
Net income	56			56
Other comprehensive income	102				102
Payments to Edison International for stock purchases related to stock-based compensation	(1)			(1)
Other stock transactions, net	1		1

Balance at March 31, 2009	$2,922	$64	$1,336	$1,140	$302	$80

Balance at December 31, 2009	$2,837	$64	$1,339	$1,280	$78	$76
Impact of deconsolidation of variable interest entities (Note 7)	(71)					(71)
Cumulative effect of a change in accounting principle, net of tax[1]	10			10
Net income	81			81
Other comprehensive income	75				75
Payments to Edison International for stock purchases related to stock-based compensation	(1)			(1)
Other stock transactions, net	1		1

Balance at March 31, 2010	$2,932	$64	$1,340	$1,370	$153	$5

1
For the quarter ended March 31, 2010, reflects the impact of adopting accounting guidance related to variable interest entities.

 Note 7. Variable Interest Entities

Effective January 1, 2010, EME adopted the FASB's new guidance regarding variable interest entities. A variable interest entity is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The new guidance replaces the predominantly quantitative model for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a qualitative approach. Under this new qualitative model, the primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity unless specific exceptions or exclusions are met. Commercial and operating activities are generally the factors that most significantly impact the economic performance of variable interest entities in which EME has a variable interest. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

Projects or Entities that are Consolidated

At March 31, 2010 and December 31, 2009, EME had majority interests in 15 wind projects with a total generating capacity of 700 MW that have minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. As of December 31, 2009, all of these projects were consolidated by EME. Upon the application of the new guidance effective January 1, 2010, EME deconsolidated two of these projects. See further discussion below in "Projects that are not Consolidated." In determining that EME was the primary beneficiary of the 13 projects consolidated at March 31, 2010, the key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities.

The following table presents summarized financial information of the wind projects that had minority interests held by others and were consolidated by EME:

(in millions)	March 31, 2010	December 31, 2009

Current assets	$62	$73
Net property, plant and equipment[1]	690	944
Other long-term assets	2	2

Total assets[1]	$754	$1,019

Current liabilities	$15	$17
Long-term obligations net of current maturities	19	20
Deferred revenues	57	58
Other long-term liabilities	19	21

Total liabilities	$110	$116

Noncontrolling interests	$5	$76

1
Amounts included assets of $253 million ($247 million of net property, plant and equipment) that were deconsolidated on January 1, 2010.

Assets serving as collateral for the debt obligations had a carrying value of $80 million and $81 million at March 31, 2010 and December 31, 2009, respectively, and primarily consist of property, plant and equipment.

EME has a 50% partnership interest in the Ambit project. EME has the power to direct the commercial and operating activities of the project pursuant to the existing contractual agreements and has the obligation to absorb losses and right to receive benefits from the project. Therefore, under the new guidance, EME is the primary beneficiary. As the primary beneficiary, EME consolidated Ambit project assets totaling $99 million on January 1, 2010.

The following table presents the summarized financial information of the Ambit project consolidated by EME at March 31, 2010:

(in millions)	March 31, 2010

Current assets	$15
Net property, plant and equipment	82
Other long-term assets	3

Total assets	$100

Current liabilities	$13
Long-term obligations net of current maturities	64
Deferred revenues	12
Other long-term liabilities	2

Total liabilities	$91

Substantially all of the assets above are pledged as collateral for the partnership's debt obligations.

The consolidated statements of income and cash flow for the three months ended March 31, 2010 were not significantly impacted by the consolidation of the Ambit project.

Projects that are not Consolidated

EME accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. As of March 31, 2010 and December 31, 2009, EME had five significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. A subsidiary of EME operates the Big 4 projects and EME's partner provides the fuel management services. Commercial and operating activities are jointly controlled by a management committee of each variable interest entity. In addition, the executive director of these projects is provided by EME's partner. Accordingly, EME continues to account for its variable interests under the equity method.

As noted above, EME deconsolidated two renewable wind energy generating facilities, the Elkhorn Ridge wind project and San Juan Mesa wind project, on January 1, 2010. The primary purpose of these projects is to operate renewable wind energy facilities. The commercial and operating activities of these entities are directed by a management committee comprised of representatives of each partner. Thus, EME is not the primary beneficiary of these projects. Accordingly, effective January 1, 2010, EME accounts for its interests in these projects under the equity method.

The following table presents the carrying amount of EME's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	As of March 31, 2010
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$333	$333
Wind projects	174	174

EME's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EME's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's investment, but would not require EME to contribute additional capital. At March 31, 2010, entities which EME has accounted for under the equity method had indebtedness of $144 million, of which $60 million is proportionate to EME's ownership interest in these projects.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to EME's pension plans were $1 million during the quarter ended March 31, 2010 and are estimated at $21 million for the last nine months of 2010.

The following are components of pension expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$4	$3
Interest cost	3	3
Expected return on plan assets	(2)	(2)
Amortization of net loss	1	1

Total expense	$6	$5

Postretirement Benefits Other Than Pensions

Contributions to EME's postretirement benefits other than pensions were $0.5 million during the quarter ended March 31, 2010 and are estimated at $1.4 million for the last nine months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$1	$1
Interest cost	1	1

Total expense	$2	$2

Note 9. Income Taxes

EME's effective tax rates were 23% and 22% for the three months ended March 31, 2010 and 2009, respectively. Production tax credits for wind projects of $14 million and $16 million were recognized for the three months ended March 31, 2010 and 2009, respectively.

EME applied for U.S. Treasury grants in January 2010 for Phase II of the Goat Wind and High Lonesome wind projects in lieu of investment tax credits and received proceeds of $92 million from the U.S. Treasury Department in April 2010.

Note 10. Commitments and Contingencies

Contractual Obligations

Project Financing

In March 2010, EME completed through its subsidiary, Cedro Hill Wind, LLC, a non-recourse financing of its interests in the Cedro Hill wind project. The financing included a $135.3 million construction loan that is required to be converted to a 15-year amortizing term loan by May 31, 2011, subject to meeting specified conditions, a letter of credit facility ($21.2 million) and a $4.1 million working capital facility.

Interest under the term loan will accrue at LIBOR plus 3% initially, with the rate increasing 0.125% after the third, sixth, ninth and eleventh years and 0.25% after the thirteenth year. Pursuant to the financing agreement, Cedro Hill Wind entered into a forward starting interest rate swap agreement at 4.29% to hedge the majority of the variable interest rate debt effective December 31, 2010, the same date EME estimates that the construction loan will convert to the term loan.

As of March 31, 2010, there was $47 million outstanding under the construction loan at a weighted average interest rate of 3.24% classified as long-term debt on EME's consolidated balance sheet and $11.5 million of outstanding letters of credit.

Long-Term Debt

EME consolidated the Ambit project in the first quarter of 2010. At March 31, 2010, this project had $71 million of bonds payable. Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. The average interest rate for the quarter ended March 31, 2010 was 0.23%. Annual maturities of this debt at March 31, 2010 for the next five years are summarized as follows: $8 million in 2010, $8 million in 2011, $9 million in 2012, $10 million in 2013, and $10 million in 2014.

The Ambit project is required to maintain funded reserve accounts primarily for debt servicing and maintenance costs. The required reserve account balance at March 31, 2010 was $19 million and was under funded by $15 million. The underfunded reserve does not create an event of default under the loan, but does restrict distributions from the Ambit project.

Commitments

Capital Improvements

At March 31, 2010, EME's subsidiaries had firm commitments to spend approximately $462 million during the remainder of 2010 on capital and construction expenditures. These expenditures primarily relate to the construction of wind projects and non-environmental improvements at the fossil-fueled facilities. EME intends to fund these expenditures through project level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

Turbine Commitments

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of March 31, 2010, EME had commitments to purchase 129 wind turbines (268 MW) and had 13 wind turbines (33 MW) in storage to be used for future wind projects. EME has 59 wind turbines (102 MW) available for future projects, excluding turbines allocated to projects in construction and pending construction and turbines subject to a legal dispute. EME has payment commitments related to the 59 wind turbines of $82 million remaining in 2010 and $4 million due in 2011.

EME's turbine supply agreement with Mitsubishi Power Systems Americas, Inc. is subject to a legal dispute. EME has made deposits of $68 million for the purchase of 83 wind turbines (199 MW) under this agreement. The resolution of this dispute could impact future payments due under this agreement. The remaining payments under this agreement subject to dispute are $289 million, mostly related to undelivered wind turbines. For additional information regarding this dispute, see "Legal Proceedings" in Part II of this quarterly report.

Fuel Supply Contracts

At March 31, 2010, Midwest Generation and Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $1.0 billion, summarized as follows: $351 million for the remainder of 2010, $389 million in 2011, $247 million in 2012, and $33 million in 2013.

Coal Transportation Agreements

At March 31, 2010, Midwest Generation and Homer City had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $369 million, summarized as follows: $198 million for the remainder of 2010, and $171 million in 2011.

Letters of Credit

At March 31, 2010, letters of credit under EME's credit facility aggregated $99 million and were scheduled to expire as follows: $62 million in 2010 and $37 million in 2011. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $29 million and were scheduled to expire as follows: $15 million in 2010 and $14 million in 2011.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the

Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2010. Midwest Generation had recorded a $50 million liability at March 31, 2010 for previous, pending and future claims.

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

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2010, EME had recorded a liability of $58 million (of which $20 million is classified as a current liability) related to these matters.

In connection with the sale of various domestic assets, EME has from time to time provided indemnities to the purchasers for taxes imposed with respect to operations of the asset prior to the sale. EME has also provided indemnities to purchasers for items specified in each agreement (for example, specific pre-existing litigation matters and/or environmental conditions). Due to the nature of the obligations under these indemnity agreements, a maximum potential liability cannot be determined. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. No significant amounts are recorded as a liability for these matters.

In connection with the sale-leaseback transactions related to the Homer City facilities in Pennsylvania, the Powerton and Joliet Stations in Illinois and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. No significant amounts are recorded as a liability for these matters.

Contingencies

Midwest Generation New Source Review Lawsuit

Recent Developments

In March 2010, the Federal District Court for the Northern District of Illinois dismissed nine of the ten counts related to PSD requirements in the complaint filed by the US EPA and the State of Illinois against Midwest Generation, holding that, as a subsequent owner, Midwest Generation could not be held liable under the PSD provisions for modifications allegedly made by Commonwealth Edison, the prior owner of the Midwest Generation plants. The Court also dismissed the tenth count to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The decision did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by a group of Chicago-based environmental action groups, which also alleges opacity and particulate matter violations. The Court gave the plaintiffs a deadline of May 14, 2010 to amend their complaint.

On April 2, 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

Background

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

The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of EME. EME cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Homer City New Source Review Notice of Violation

Recent Developments

On May 6, 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds non-attainment new source review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

Background

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

Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

Environmental Remediation

Because EME does not own or operate any assets, other than the stock of its subsidiaries, it does not have any direct environmental obligations or liabilities. However, legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME's existing facilities and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. The facilities of EME's subsidiaries which are most affected by environmental regulation are located in Illinois and Pennsylvania.

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at March 31, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Environmental Developments

For a more complete discussion of EME's environmental contingencies, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Midwest Generation Environmental Compliance Plans and Costs

During the first quarter of 2010, Midwest Generation continued its permitting and planning activities for installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In addition, work continues on analysis and evaluation of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Midwest Generation may combine the use of dry scrubbing using sodium-based sorbents with upgrades to unit particulate removal systems to meet environmental regulations.

Testing of FGD technology based on dry scrubbing with sodium-based sorbents demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation; however, further analysis and evaluation is required to determine the appropriate method to comply with the SO2 portion of the CPS. Use of FGD technology based on dry scrubbing with sodium-based sorbents in combination with Midwest Generation's use of low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of the plants. If Midwest Generation utilizes dry scrubbing with sodium-based sorbents to meet environmental regulations, it will likely need to upgrade its particulate removal systems.

Midwest Generation cannot predict what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. A decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of factors, such as market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur until 2012 for some of the units and potentially later for others. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

Homer City Environmental Issues and Capital Resource Limitations

Homer City operates selective catalytic reduction equipment on all three units to reduce NOx emissions, operates FGD equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with future environmental regulations. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual obligation to provide funding to Homer City.

Greenhouse Gas Regulation Developments

The nature of future environmental regulation and legislation will have a substantial impact on EME. EME believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over greenhouse gas emissions in the United States are ongoing. Actions to limit or reduce greenhouse gas emissions could significantly increase the cost of generating electricity from fossil fuels. EME may not be able to recover these costs through market prices for electricity.

 Note 11. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2010	2009

Cash paid (received)
Interest (net of amount capitalized1)	$3	$8
Income taxes	3	(7)
Cash payments under plant operating leases	89	92
Non-cash activities from consolidation of variable interest entity
Assets	$94	$—
Liabilities	99	—
Non-cash activities from deconsolidation of variable interest entities
Assets	$249	$—
Liabilities	253	—

1
Interest capitalized for the three months ended March 31, 2010 and 2009 was $11 million and $6 million, respectively.

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

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 32 of EME's annual report on Form 10-K for the year ended December 31, 2009. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect EME's business. Forward-looking statements speak only as of the date they are made, and EME is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2009, and as compared to the first quarter ended March 31, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2009.

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

This overview is presented in four sections:

•
Highlights of operating results,

•
Environmental developments,

•
EME's renewable program, and

•
EME's liquidity.

The overview is presented as an update to the overview presented in EME's 2009 annual report on Form 10-K. For additional information on these topics, refer to "Management's Overview" on page 48 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Highlights of Operating Results

Net income attributable to EME common shareholders is comprised of the following components:

	Three Months Ended March 31,
(in millions)	2010	2009	Change

Income from continuing operations	$75	$53	$22
Income from discontinued operations	6	3	3

Net income attributable to EME common shareholders	$81	$56	$25

EME's first quarter 2010 earnings were higher than first quarter 2009 earnings primarily due to the following:

•
$33 million increased income from distributions from the March Point and Doga projects during the first quarter of 2010 without comparable amounts during the first quarter of 2009.

•
$37 million increased energy trading income during the first quarter of 2010 due to congestion and basis trading.

These increases were partially offset by the following:

•
$27 million decreased income from Midwest Generation due to lower average realized energy prices, driven by lower hedge prices. The decrease from lower energy prices was partially offset by lower emission costs and higher capacity prices. The average realized energy price was $39.52/MWh during the first quarter of 2010 as compared to $47.77/MWh during first quarter of 2009. In addition, Midwest Generation recorded unrealized gains of $15 million during the first quarter of 2009 compared to $2 million in the first quarter of 2010.

•
$17 million decreased income from renewable projects due to low wind, which resulted in a capacity factor decrease despite an availability factor increase. Availability increased as a result of completing the blade remediation program but was partially offset by outages caused by severe winter weather. Liquidated damages totaling $11 million partially offset availability losses related to blade issues in 2009 and those liquidated damages were not applicable in 2010 as availability losses were not equipment warranty related.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the first quarter of 2010, Midwest Generation continued its permitting and planning activities for installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In addition, work continues on analysis and evaluation of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Midwest Generation may combine the use of dry scrubbing using sodium-based sorbents with upgrades to unit particulate removal systems to meet environmental regulations.

Midwest Generation cannot predict what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. A decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of factors, such as market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur until 2012 for some of the units and potentially later for others. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

EME's Renewable Program

EME had a development pipeline of potential wind projects with projected installed capacity of approximately 4,000 MW at March 31, 2010. EME has purchase contracts for 102 MW of wind turbines that are to be used for projects not yet under construction as of March 31, 2010, excluding turbine purchase contracts for 199 MW of wind turbines that are subject to a dispute. EME plans to deploy these wind turbines when projects meet acceptable financial thresholds, have long-term power sales agreements, and can attract long-term project financing. If EME is unable to develop such projects on acceptable terms and conditions, certain turbine orders may be terminated, which would result in a material charge.

Mitsubishi Lawsuit

EME filed a complaint in the Superior Court of the State of California against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. Matters under dispute include, among other things, the requirement to purchase and pay the remaining purchase price for 199 MW of wind turbines, including related services and warranties, among other items, in the approximate amount of $289 million. The complaint asks the Court for, among other things, an order finding the supply agreement void and unenforceable and for an award of monetary damages, including return to EME of deposits of $68 million previously made for the units subject to dispute. See "Legal Proceedings" in Part II of this quarterly report.

 EME's Liquidity

At March 31, 2010, EME had cash and cash equivalents and short-term investments of $462 million to meet liquidity needs as well as $465 million of capacity under its credit facility. EME's cash and cash equivalents included $226 million held directly by EME, as well as cash and cash equivalents related to EMMT (which can be loaned or distributed to EME, subject to applicable corporate and other laws) of $230 million.

Capital expenditures for existing renewable projects are projected to be $732 million (excluding disputed amounts of approximately $289 million) at March 31, 2010. The following table summarizes the projected sources of cash to fund EME's renewable program:

(in millions)
Secured project financings:
Big Sky	$206
Cedro Hill[1]	88
U.S. Treasury grants (received in April 2010)	92
Anticipated U.S. Treasury grants (expected to be received in 2011)[2]	379

$765

1
Remaining available balance at March 31, 2010.

2
Estimate based on estimated construction costs and anticipated commercial operations dates.

RESULTS OF OPERATIONS

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

The following section and table provide a summary of results of EME's operating projects and corporate expenses for the first quarters of 2010 and 2009, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the AOI of EME's projects:

	Three Months Ended March 31,
(in millions)	2010	2009

Midwest Generation plants	$87	$114
Homer City facilities	37	36
Renewable energy projects	10	27
Energy trading	47	10
Big 4 projects	4	6
Sunrise	(4)	(5)
Doga	15	—
March Point	17	2
Westside projects	1	3
Other projects	3	1
Other operating income (expense)	2	—

	219	194
Corporate administrative and general	(36)	(36)
Corporate depreciation and amortization	(4)	(3)

AOI[1]	$179	$155

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

The following table reconciles AOI to operating income as reflected on EME's consolidated statements of income:

	Three Months Ended March 31,
(in millions)	2010	2009

AOI	$179	$155
Less:
Equity in earnings of unconsolidated affiliates	17	6
Dividend income from projects	16	1
Production tax credits	14	16
Other income, net	2	1

Operating Income	$130	$131

 Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended March 31,
(in millions)	2010	2009

Operating Revenues	$379	$384
Operating Expenses
Fuel[1]	141	123
Gain on sale of emission allowances[2]	(1)	—
Plant operations	99	96
Plant operating leases	19	19
Depreciation and amortization	28	27
Loss on disposal of assets	1	—
Administrative and general	5	5

Total operating expenses	292	270

Operating Income	87	114

AOI	$87	$114

Statistics[3]
Generation (in GWh):
Energy only contracts	8,212	5,756
Load requirements services contract	—	886

Total	8,212	6,642

Aggregate plant performance:
Equivalent availability	85.9%	82.7%
Capacity factor	69.6%	56.3%
Load factor	81.1%	68.1%
Forced outage rate	6.7%	7.0%
Average realized price/MWh:
Energy only contracts	$39.52	$47.77
Load requirements services contract	$—	$62.54
Capacity revenue only (in millions)	$47	$39
Average realized fuel costs/MWh	$16.63	$18.55

1
Included in fuel costs were $4 million and $19 million during the quarters ended March 31, 2010 and 2009, respectively, related to the net cost of emission allowances. Midwest Generation purchased NOx emission allowances from Homer City at fair market value. Purchases were $0.4 million and $1 million during the quarters ended March 31, 2010 and 2009, respectively. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
Midwest Generation sold excess SO2 emission allowances to Homer City at fair market value. Sales to Homer City were $4 million during the first quarter of 2010. There were no sales in 2009. These sales reduced operating expenses. Midwest Generation recorded $1 million of intercompany profit during the first quarter of 2010 on emission allowances sold and used by Homer City by March 31, 2010.

3
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Midwest Generation plants decreased $27 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 decrease in AOI was primarily attributable to lower average realized energy prices, driven by lower hedge prices. The decrease was partially offset by lower emission costs and higher capacity prices. The average realized energy price was $39.52/MWh during the first quarter of 2010 as compared to $47.77/MWh during first quarter of 2009.

Included in operating revenues were unrealized gains of $7 million and $15 million for the first quarters of 2010 and 2009, respectively. Unrealized gains in 2010 were due to both the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges, and hedge contracts which are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized gains in 2009 were primarily due to hedge contracts which are not accounted for as cash flow hedges.

Included in fuel expenses were unrealized losses of $5 million for the three months ended March 31, 2010 due to oil futures contracts which were accounted for as economic hedges. The contracts were entered into in 2009 to hedge a portion of a fuel adjustment provision of a rail transportation contract.

For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Homer City Facilities

The following table presents additional data for the Homer City facilities:

	Three Months Ended March 31,
(in millions)	2010	2009

Operating Revenues	$175	$165
Operating Expenses
Fuel[1]	70	64
Plant operations	37	34
Plant operating leases	25	25
Depreciation and amortization	5	5
Administrative and general	1	1

Total operating expenses	138	129

Operating Income	37	36

AOI	$37	$36

Statistics[2]
Generation (in GWh)	2,954	2,658
Equivalent availability	80.2%	76.8%
Capacity factor	72.4%	65.1%
Load factor	90.3%	84.7%
Forced outage rate	10.4%	12.3%
Average realized energy price/MWh	$50.17	$57.03
Capacity revenue only (in millions)	$29	$12
Average fuel costs/MWh	$23.57	$24.01

1
Included in fuel costs were $4 million and $7 million during the quarters ended March 31, 2010 and 2009, respectively, related to the net cost of emission allowances. Homer City purchased SO2 emission allowances from Midwest Generation at fair market value. Purchases were $4 million during the quarter ended March 31, 2010. There were no purchases in 2009. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Homer City facilities increased $1 million for the first quarter of 2010, compared to 2009. AOI in 2010 as compared to 2009 includes an increase in realized gross margin due to an increase in capacity revenues and higher generation, partially offset by a 12% decline in average realized energy prices.

Included in operating revenues were unrealized losses from hedge activities of $2 million and none for the first quarters of 2010 and 2009, respectively. Unrealized losses in 2010 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments."

The average realized energy price received by Homer City during the first quarters of 2010 and 2009 was $50.17/MWh and $57.03/MWh, respectively, compared to the 24-hour average historical market price at the Homer City busbar for the same periods of $39.33/MWh and $44.72/MWh, respectively. The average realized energy price for the first quarters of 2010 and 2009 was above the 24-hour PJM average historical market price at the Homer City busbar due to hedge contracts entered into in prior periods. Homer City's average realized energy price varies from the average real-time market price due to: (1) hedge contracts having been entered into in prior periods, (2) differences between market prices during periods of actual generation (generally weighted to on-peak periods) and the 24-hour average real-time market prices, and (3) changes in the differential in market prices at the PJM West Hub versus the Homer City busbar. The increase in the differential is referred to as a widening of the basis between these PJM locations. Homer City hedges its energy price risk at the PJM West Hub and retains the risk that the basis between PJM West Hub and Homer City widens. See "Market Risk Exposures—Commodity Price Risk—Basis Risk" and "Results of Operations—Derivative Instruments."

Non-GAAP Disclosures—Fossil-Fueled Facilities

Adjusted Operating Income

AOI is equal to operating income plus other income (expense) for the fossil-fueled facilities. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of other income (expense) is meaningful for investors as the components of other income (expense) are integral to the operating results of the fossil-fueled facilities.

Average Realized Energy Price

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation as shown in the table below. Revenue related to capacity sales is excluded from the calculation of average realized energy price.

Midwest Generation Plants	Three Months Ended March 31,
(in millions)	2010	2009

Operating revenues	$379	$384
Less:
Load requirements services contract	—	(55)
Unrealized gains	(7)	(15)
Capacity and other revenues	(48)	(39)

Realized revenues	$324	$275

Generation—energy only contracts (in GWh)	8,212	5,756
Average realized energy price/MWh	$39.52	$47.77

Homer City Facilities	Three Months Ended March 31,
(in millions)	2010	2009

Operating revenues	$175	$165
Less:
Unrealized losses	2	—
Capacity and other revenues	(29)	(13)

Realized revenues	$148	$152

Generation (in GWh)	2,954	2,658
Average realized energy price/MWh	$50.17	$57.03

The average realized energy price is presented as an aid in understanding the operating results of the fossil-fueled facilities. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices. A reconciliation of the operating revenues of the fossil-fueled facilities to consolidated operating revenues presented in the preceding tables is set forth below:

	Three Months Ended March 31,
(in millions)	2010	2009

Operating revenues
Midwest Generation plants	$379	$384
Homer City facilities	175	165
Renewable energy projects	30	44
Other revenues	67	19

Consolidated operating revenues as reported	$651	$612

 Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

Midwest Generation Plants	Three Months Ended March 31,
(in millions)	2010	2009

Fuel expenses	$141	$123
Less:
Unrealized losses	(5)	—

Realized fuel expenses	$136	$123

Total generation (in GWh)	8,212	6,642
Average realized fuel costs/MWh	$16.63	$18.55

The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the Midwest Generation plants fuel expense to consolidated fuel expense presented in the preceding table is set forth below:

	Three Months Ended March 31,
(in millions)	2010	2009

Fuel expense
Midwest Generation plants	$141	$123
Homer City facilities	70	64
Other	2	—

Consolidated fuel expense as reported	$213	$187

Statistical Definitions

•
Generation from a load requirements services contract represents a load requirements services contract with Commonwealth Edison, awarded as part of an Illinois auction. The contract commenced on January 1, 2007 and expired in May 2009.

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

•
The average realized price for a load requirements service contract reflects the contract price for sales to Commonwealth Edison under the load requirements services contract that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenue related to the contract by (ii) generation.

Seasonal Disclosure—Fossil-Fueled Facilities

Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the fossil-fueled facilities normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, AOI from the fossil-fueled facilities is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales from the Fossil-Fueled Facilities."

 Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended March 31,
(in millions)	2010	2009

Operating Revenues	$30	$44
Production Tax Credits	14	16

	44	60

Operating Expenses
Plant operations	12	13
Depreciation and amortization	21	20
Administrative and general	1	1

Total operating expenses	34	34
Equity in earnings (losses) of unconsolidated affiliates	(1)	—
Other Income	1	1

AOI[1]	$10	$27

Statistics[2]
Generation (in GWh)	843	820
Aggregate plant performance:
Equivalent availability	90.8%	79.6%
Capacity factor	33.1%	36.6%

1
AOI is equal to operating income (loss) plus equity in earnings (losses) of unconsolidated affiliates, production tax credits, other income and expense, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, AOI represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in AOI for wind projects is meaningful for investors as federal and state subsidies are an integral part of the economics of these projects. The following table reconciles AOI as shown above to operating income (loss) under GAAP:

	Three Months Ended March 31,
(in millions)	2010	2009

AOI	$10	$27
Less:
Equity in earnings (losses) of unconsolidated affiliates	(1)	—
Production tax credits	14	16
Other income	1	1

Operating Income (Loss)	$(4)	$10

2
The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

AOI from renewable energy projects decreased $17 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 decrease in AOI was primarily attributable to low wind and adverse weather conditions. In addition, the expiration in 2009 of production tax credit terms for some renewable energy projects reduced production tax revenue for the first quarter of 2010. AOI in the first quarter of 2009 included $11 million of liquidated damages received with respect to availability guarantees provided by a wind turbine supplier, which compensated EME for lower generation. The first quarter of 2010 did not include liquidated damages for equipment warranty related items given completion of the blade remediation program.

Energy Trading

EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, and transmission congestion primarily in the eastern U.S. power grid using products available over the counter, through exchanges, and from ISOs. AOI from energy trading activities increased $37 million for the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase in AOI from energy trading activities was attributable to increased revenue in congestion and basis trading.

Adjusted Operating Income from Unconsolidated Affiliates

Doga

AOI from the Doga project increased $15 million for the first quarter of 2010, compared to the first quarter of 2009. AOI is recognized when cash is distributed from the project since the Doga project is accounted for on the cost method.

March Point

AOI from the March Point project increased $15 million for the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was primarily due to an $18 million equity distribution received from the project in February 2010. EME subsequently sold its ownership interest in the March Point project to its partner at book value.

Seasonal Disclosure

EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

 Interest Related Income (Expense)

	Three Months Ended March 31,
(in millions)	2010	2009

Interest income	$1	$3

Interest expense:
EME debt	$(60)	$(68)
Non-recourse debt:
Midwest Generation	(1)	(3)
EME CP Holding Co.	(1)	(1)
Viento Funding II, Inc.	(4)	—
Other projects	(2)	(2)

	$(68)	$(74)

The 2010 decrease in interest expense was primarily due to lower debt balances under EME's and Midwest Generation's credit facilities in 2010, compared to 2009. Capitalized interest for projects under construction increased $5 million for the first quarter of 2010, compared to the first quarter of 2009.

Income Taxes

EME's effective tax rates were 23% and 22% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 was impacted by higher pretax income in relation to the level of production tax credits. Production tax credits for wind projects of $14 million and $16 million were recognized for the three months ended March 31, 2010 and 2009, respectively.

Results of Discontinued Operations

Income from discontinued operations, net of tax, increased $3 million for the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was due to a reduction in EME's estimated liability due primarily to expiration of a contract indemnity during the first quarter of 2010.

New Accounting Guidance

For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

Derivative Instruments

Unrealized Gains and Losses

EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended March 31,
(in millions)	2010	2009

Midwest Generation plants
Non-qualifying hedges	$(2)	$16
Ineffective portion of cash flow hedges	4	(1)
Homer City facilities
Non-qualifying hedges	—	(1)
Ineffective portion of cash flow hedges	(2)	1

Total unrealized gains	$—	$15

At March 31, 2010, cumulative unrealized gains of $45 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($29 million for the remainder of 2010, $13 million for 2011, and $3 million for 2012).

Fair Value Disclosures

In determining the fair value of EME's derivative positions, EME uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EME's derivative instruments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Risk Management," respectively, and refer to "Fair Value of Derivative Instruments" in Item 7 on page 69 of EME's annual report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

EME's Liquidity

Overview

At March 31, 2010, EME and its subsidiaries had consolidated cash and cash equivalents of $1.0 billion and a total of $962 million of available borrowing capacity under their credit facilities. EME's consolidated debt at March 31, 2010 was $4.1 billion, of which $45 million was current. In addition, EME's subsidiaries had $3.2 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 25 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at March 31, 2010:

(in millions)	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	—	—
Outstanding letters of credit	(99)	(3)

Amount available	$465	$497

As a result of the recent credit ratings actions described under "—Credit Ratings," the margins applicable to Midwest Generation's $500 million working capital facility increased 27.5 basis points. Borrowings made under this credit facility currently bear interest at LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%.

For the remainder of 2010, EME anticipates capital expenditures of $905 million (excluding the Mitsubishi disputed amount) to be funded with a combination of project-level financing, U.S. Treasury grants, cash on hand, and cash flow from operations. EME secured financing of $206 million through vendor financing and $160 million through project financing, of which $88 million was available under the loan, and received funds from U.S. Treasury grants totaling $92 million in April 2010. EME intends to file for U.S. Treasury grants for its renewable energy projects in construction and pending construction.

EME may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

 Capital Investment Plan

At March 31, 2010, the estimated capital expenditures through 2012 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	April through December 2010	2011	2012

Midwest Generation Plants
Plant capital expenditures	$56	$79	$10
Environmental expenditures[1]	88	75	—
Homer City Facilities
Plant capital expenditures	16	52	24
Environmental expenditures	1	3	22
Renewable Projects
Capital and construction expenditures[2]	646	—	—
Turbine commitments[3]	82	4	—
Other capital expenditures	16	17	9

Total	$905	$230	$65

1
Environmental expenditures include primarily expenditures related to SNCR equipment. Additional expenditures, which may be material, are anticipated; however, the amounts and timing have not been determined. For additional discussion, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

2
Includes projects under construction where project financing has been secured. The amounts secured include $206 million and $135 million related to construction financings. For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing," and refer to "Project-Level Financing" in Item 7 on page 74 of EME's annual report on Form 10-K for the year ended December 31, 2009. Also includes Laredo Ridge wind project, which is pending construction.

3
Turbine commitment figures exclude $289 million which is subject to dispute under provisions in one of the turbine supply agreements. In March 2010, EME filed a breach of contract complaint against this turbine supplier. For additional discussion, see "Legal Proceedings" in Part II of this quarterly report.

Estimated Expenditures for Existing Projects

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear and main power transformer replacement.

Environmental expenditures at Homer City relate to emission monitoring and control projects. Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. Expenditures, in addition to those included on the preceding table, are anticipated and could be material; however, the amounts and timing have not been determined. For more information on the current status of environmental improvements in Illinois, see "Management's Overview—Environmental Developments." For further discussion of environmental regulations, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

 Estimated Expenditures for Future Projects

EME has wind turbines in storage and on order for wind projects under construction and to be used for future wind projects (turbine commitments are reflected separately in the preceding capital expenditure table). Amounts exclude balance of project costs for 102 MW available for new projects, which EME estimates to be an additional $75 million to $120 million based on typical project costs. The pace of further growth in EME's renewables program will be subject to the availability of projects that meet EME's requirements and the capital needed for development, and it may be affected by future decisions about capital expenditures for environmental compliance by its coal fleet. Successful completion of the development of a wind project depends upon obtaining permits and agreements necessary to support an investment and may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment.

EME's Historical Consolidated Cash Flow

This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2010	2009

Operating cash flow from continuing operations	$312	$279
Operating cash flow from discontinued operations	6	3

Net cash provided by operating activities	318	282
Net cash provided by (used in) financing activities	34	(28)
Net cash used in investing activities	(115)	(75)

Effect of consolidation of variable interest entity on cash	5	—
Effect on cash from deconsolidation of variable interest entities	(4)	—

Net increase in cash and cash equivalents	$238	$179

Consolidated Cash Flows from Operating Activities

Cash provided by operating activities from continuing operations increased $33 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was primarily attributable to higher net income and changes in the timing of cash receipts and disbursements related to working capital items.

Consolidated Cash Flows from Financing Activities

Cash provided by financing activities from continuing operations increased $62 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was primarily attributable to borrowings of $47 million under the Cedro Hill wind project's construction loan issued in March 2010. For further project financing details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing."

 Consolidated Cash Flows from Investing Activities

Cash used in investing activities from continuing operations increased $40 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was primarily due to higher expenditures for renewable energy projects in 2010, compared to 2009.

Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B2	B-	B-
Midwest Generation[2]	Ba1	B+	BB
EMMT	Not Rated	B-	Not Rated

1
Senior unsecured rating.

2
First priority senior secured rating.

On March 12, 2010, Fitch lowered the credit ratings of EME to B- from BB- and Midwest Generation to BB from BBB-. On April 6, 2010, Moody's placed the credit ratings of EME and Midwest Generation under review for possible downgrade. On April 12, 2010, S&P lowered the credit ratings of EME and EMMT to B- from B and Midwest Generation to B+ from BB-. The S&P and Fitch ratings are on negative outlook. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on EME's ability to sell forward the output of the Homer City facilities through EMMT, refer to "Credit Rating of EMMT" in Item 7 on page 78 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

Future cash collateral requirements may be higher than the margin and collateral requirements were at March 31, 2010, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of March 31, 2010 could increase by approximately $161 million over the remaining life of the contracts using a 95% confidence level. This increase may not be offset by similar changes in the cash flows of the underlying hedged items in the same periods. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings."

Hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. EMMT has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at March 31, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

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

EME's Liquidity as a Holding Company

At March 31, 2010, EME had cash and cash equivalents and short-term investments of $462 million to meet liquidity needs as well as $465 million of capacity under its credit facility. EME's cash and cash equivalents included $226 million held directly by EME, as well as cash and cash equivalents related to EMMT of $230 million (which can be loaned or distributed to EME, subject to applicable corporate and other laws). Because EME, as a holding company, does not directly own any revenue-producing generation facilities, EME relies on cash distributions and tax payments from its projects to pay debt service, tax payments, contractual obligations and general and administrative expenses. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project level debt obligations. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. For further discussion, see "—Dividend Restrictions in Major Financings."

EME's Credit Facility Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility. The following details of EME's interest coverage ratio and a maximum corporate-debt-to-capital ratio are provided as an aid to understanding the components of the computations as defined in the credit facility. This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in EME's consolidated financial statements.

The following table sets forth the major components of the interest coverage ratio:

	12 Months Ended
(in millions)	March 31, 2010	December 31, 2009

Funds Flow Available for Interest
Distributions
Midwest Generation	$230	$200
Homer City	75	75
Big 4 Projects	68	62
Viento Funding II, Inc.[1]	167	167
Other projects	173	88
Tax payments received from subsidiaries	68	68
Realized trading income	56	36
Tax allocation receipts (payments)	119	139
Operating expenses	(153)	(151)
Other items, net	(35)	(14)

	$768	$670

Net Interest Expense
EME corporate debt	$252	$261
Addback: Capitalized interest	23	19
Powerton-Joliet intercompany notes	112	112
EME interest income	(1)	(2)

	$386	$390

Ratio	1.99	1.72
Covenant threshold (not less than)	1.20	1.20

1
The proceeds of the Viento Funding II wind financing, net of financing costs, were distributed to EME in 2009.

Homer City's Interim Funding Arrangements

Under EME's credit facility, the definition of the interest coverage ratio includes the repayment of subordinated loans to Homer City. During February 2010, EME, through its subsidiary, Edison Mission Finance, advanced $21 million in funds to Homer City under the subordinated revolving loan agreement in place between Edison Mission Finance and Homer City. The funds were used to provide liquidity to Homer City for its capital expenditure requirements and other uses. In April 2010, Homer City made repayments of principal and interest under the subordinated revolving loan agreement of $22 million. During 2009, EME, through its subsidiary, Edison Mission Finance, advanced funds in the amount of $25 million to Homer City which were repaid by Homer City and are included in distributions in 2009.

 Corporate-Debt-to-Capital Ratio

The following table sets forth the major components of the corporate-debt-to-capital ratio:

(in millions)	March 31, 2010	December 31, 2009

Corporate Debt
Indebtedness for money borrowed	$3,700	$3,700
Powerton-Joliet termination value	972	1,046
Letters of credit	102	104

	$4,774	$4,850

Corporate Capital
Common shareholder's equity	$2,927	$2,761
Less:
Non-cash cumulative changes in accounting	(9)	1
Accumulated other comprehensive income	(153)	(78)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to Mission Energy Holding Company for repayment of 13.5% notes	899	899

	4,251	4,170

Corporate debt	4,774	4,850

	$9,025	$9,020

Corporate-debt-to-capital ratio	0.53	0.54
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at March 31, 2010 or for the 12 months ended March 31, 2010:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.16 to 1
Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	3.10 to 1

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 82 of EME's annual report on Form 10-K for the year ended December 31, 2009.

 EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from the sale or disposition of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At March 31, 2010, the maximum permissible sale or disposition of EME assets is determined as follows:

(in millions)

Consolidated Net Tangible Assets
Total consolidated assets	$8,934
Less:
Consolidated current liabilities	(594)
Intangible assets	(99)

$8,241

10% Threshold	$824

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

Contractual Obligations and Contingencies

Fuel Supply Contracts and Coal Transportation Agreements

For a discussion of fuel supply contracts and coal transportation agreements, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Commitments—Fuel Supply Contracts" and "—Coal Transportation Agreements."

Midwest Generation New Source Review Lawsuit

For a discussion of the Midwest Generation New Source Review Lawsuit, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit."

Off-Balance Sheet Transactions

For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 86 of EME's annual report on Form 10-K for the year ended December 31, 2009.

There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report.

Environmental Matters and Regulations

For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report.

MARKET RISK EXPOSURES

For a detailed discussion of EME's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 90 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Commodity Price Risk

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

The following table depicts the quarterly average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Midwest Generation plants
Northern Illinois Hub	$34.53	$34.06
Homer City facilities
PJM West Hub	$44.53	$49.09
Homer City Busbar	39.33	44.72

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at March 31, 2010:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2010
April	$25.95	$34.77
May	25.62	34.14
June	27.86	36.92
July	31.15	42.51
August	32.22	43.71
September	27.05	36.30
October	25.04	35.88
November	28.24	37.21
December	30.43	41.33
2011 calendar "strip"[2]	$30.85	$42.04

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

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

EMMT engages in hedging activities for the fossil-fueled facilities to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load-serving transactions) as of March 31, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010		2011		2012
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousand	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	14,354	$42.97	9,708	$41.55	1,632	$41.15
Homer City facilities[2]
PJM West Hub	2,676	79.19	2,224	47.14	1,182	44.16

Total	17,030		11,932		2,814

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

2
Includes hedging transactions primarily at the PJM West Hub and to a lesser extent at other trading locations. Years 2010, 2011 and 2012 include hedging activities entered into by EMMT for the Homer City facilities that are not designated under the intercompany agreements with Homer City due to limitations under the sale leaseback transaction documents.

In addition, as of March 31, 2010, EMMT had entered into 2.5 BCF of natural gas futures contracts (equivalent to approximately 408 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at March 31, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2010 to May 31, 2010
Midwest Generation	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
Homer City	1,884	(206)	1,678	1,670	191.32	8	191.32	191.32
June 1, 2010 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	174.29	—	—	174.29
Homer City	1,884	(161)	1,723	1,813	174.29	(90)	50.00	180.78
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(148)	1,736	1,736	133.37	—	—	133.37

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

Basis Risk

During the three months ended March 31, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 12% and 9%, respectively. During the three months ended March 31, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 11% and 1%, respectively, compared to 16% and 1%, respectively, during the three months ended March 31, 2009.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City facilities purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2010 for the remainder of 2010 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	April through December 2010	2011	2012	2013

Midwest Generation plants	13.9	11.7	9.8	—
Homer City facilities	3.5	3.9	1.7	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City facilities.

EME is subject to price risk for purchases of coal that are not under contract. Prices of NAPP coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $62.75 per ton at April 1, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $12.35 per ton at April 1, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

EME has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. EME is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

EME purchases (or sells) emission allowances for the fossil-fueled facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, EME is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances increased to $77 per ton during the first quarter of 2010 from $65 per ton in 2009. The average purchase price of annual NOx allowances decreased to $992 per ton during the first quarter of 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $55 per ton and $450 per ton, respectively, at March 31, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2010, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

	March 31, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$261	$(108)	$153
A-	46	—	46
BBB+	42	—	42
BBB	49	—	49
BBB-	19	—	19
Below investment grade	100	(99)	1

Total	$517	$(207)	$310

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

The credit risk exposure set forth in the above table is comprised of $105 million of net accounts receivable and payables and $412 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $124 million cash margin in the aggregate with PJM, New York Independent System Operator (NYISO), Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The fossil-fueled facilities sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 69% of EME's consolidated operating revenues for the three months ended March 31, 2010. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At March 31, 2010, EME's account receivable due from PJM was $42 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing." The fair market values of long-term fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated long-term obligations (including current portion) was $3.1 billion at March 31, 2010, compared to the carrying value of $4.1 billion.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of EME's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 99 of EME's annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Fair Value of Derivative Instruments" on page 69 and "Market Risk Exposures" on page 90 in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2009. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Derivative Instruments—Fair Value Disclosures" and "—Market Risk Exposures."

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of EME's legal proceedings, refer to "Item 3. Legal Proceedings" on page 42 of EME's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2009, except as follows:

Midwest Generation New Source Review Lawsuit

Recent Developments

In March 2010, the Federal District Court for the Northern District of Illinois dismissed nine of the ten counts related to PSD requirements in the complaint filed by the US EPA and the State of Illinois against Midwest Generation, holding that, as a subsequent owner, Midwest Generation could not be held liable under the PSD provisions for modifications allegedly made by Commonwealth Edison, the prior owner of the Midwest Generation plants. The Court also dismissed the tenth count to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The decision did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by a group of Chicago-based environmental action groups, which also alleges opacity and particulate matter violations. The Court gave the plaintiffs a deadline of May 14, 2010 to amend their complaint.

On April 2, 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

Background

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

The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of EME. EME cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Homer City New Source Review Notice of Violation

Recent Developments

On May 6, 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds non-attainment new source review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

Background

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

Homer City notified the sale-leaseback owner participants of the Homer City facilities of the NOV under the operative indemnity provisions of the sale-leaseback documents. The owner participants of the Homer City facilities, in turn, sought indemnification and defense from Homer City for costs and liabilities associated with the Homer City NOV. Homer City responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

 Mitsubishi Lawsuit

EME and Mitsubishi Power Systems Americas, Inc. are parties to a wind turbine generator supply agreement executed in March 2007 with respect to the purchase of 166 wind turbines and related services and warranties. Mitsubishi has delivered 83 wind turbines under the agreement. The remaining wind turbines, among other items, are under dispute.

EME filed a complaint on March 19, 2010, and an amended complaint on April 1, 2010, in the Superior Court of the State of California against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd with respect to a wind turbine generator supply agreement for the purchase of wind turbines and related services and warranties. EME's complaint alleges, among other things: (a) that the Mitsubishi entities fraudulently induced EME to enter into the supply agreement by misrepresenting the facts and circumstances surrounding Mitsubishi's rights to certain technology incorporated into the turbines; (b) that the Mitsubishi entities breached the implied covenant of good faith and fair dealing; (c) that the Mitsubishi entities breached their warranty obligations; (d) that the Mitsubishi entities repudiated the supply agreement when they failed to provide EME with adequate assurances of performance; and (e) that certain price escalation provisions in the supply agreement do not reflect the intent of the contracting parties.

The complaint asks the Court for an order finding the supply agreement void and unenforceable or, in the alternative, for an order reforming its price escalation provisions to conform to the contracting parties' intent. The complaint also requests an order of specific performance requiring the Mitsubishi entities to honor their warranties with respect to equipment already purchased, an award of monetary damages (including exemplary and punitive damages), and an accounting of all amounts due under the supply agreement, including reimbursement to EME of amounts previously paid for units it can no longer use and is excused from accepting, together with prejudgment interest, and such other relief as the Court may deem just and proper.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 32 of EME's annual report on Form 10-K for the year ended December 31, 2009. The risks described in EME's annual report on Form 10-K and in this report are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended March 31, 2010, filed on May 7, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 7, 2010