Form 10-Q
period 2010-06-30
EDISON MISSION ENERGY
filed 2010-08-05
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        Number of shares outstanding of the registrant's Common Stock as of August 5, 2010: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AOI	adjusted operating income (loss)
BACT	best available control technology
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
Homer City	EME Homer City Generation L.P.
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FGD	flue gas desulfurization
Fossil-fueled facilities	Midwest Generation fossil-fueled power plants and Homer City electric generating station
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

v

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues	$493	$557	$1,144	$1,169
Operating Expenses
Fuel	161	172	374	359
Plant operations	229	146	388	296
Plant operating leases	45	44	89	88
Depreciation and amortization	60	56	119	112
Administrative and general	44	51	90	95

Total operating expenses	539	469	1,060	950

Operating income (loss)	(46)	88	84	219

Other Income (Expense)
Equity in income from unconsolidated affiliates	20	21	39	28
Dividend income	1	9	17	10
Interest income	1	3	2	6
Interest expense	(66)	(73)	(134)	(147)

Total other expense	(44)	(40)	(76)	(103)

Income (loss) from continuing operations before income taxes	(90)	48	8	116
Provision (benefit) for income taxes	(70)	2	(47)	17

Income (Loss) from Continuing Operations	(20)	46	55	99
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 5)	3	(7)	9	(4)

Net Income (Loss)	(17)	39	64	95

Net (Income) Loss Attributable to Noncontrolling Interests	—	1	—	1

Net Income (Loss) Attributable to EME Common Shareholders	$(17)	$40	$64	$96

Amounts Attributable to EME Common Shareholders
Income (loss) from continuing operations, net of tax	$(20)	$47	$55	$100
Income (loss) from discontinued operations, net of tax	3	(7)	9	(4)

Net Income (Loss) Attributable to EME Common Shareholders	$(17)	$40	$64	$96

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Income (Loss)	$(17)	$39	$64	$95
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Amortization of net loss and prior service adjustment included in expense, net of tax	—	1	—	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(50) and $(50) for the three months and $12 and $48 for the six months ended June 30, 2010 and 2009, respectively	(77)	(90)	18	61
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(35) and $9 for the three months and $(49) and $(23) for the six months ended June 30, 2010 and 2009, respectively	(53)	17	(73)	(32)

Other comprehensive income (loss)	(130)	(72)	(55)	30

Comprehensive Income (Loss)	(147)	(33)	9	125

Comprehensive Loss Attributable to Noncontrolling Interests	—	1	—	1

Comprehensive Income (Loss) Attributable to EME Common Shareholders	$(147)	$(32)	$9	$126

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	June 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$707	$796
Accounts receivable—trade	151	201
Receivables from affiliates	92	93
Inventory	234	196
Derivative assets	146	197
Restricted cash	25	69
Margin and collateral deposits	108	120
Prepaid expenses and other	50	190

Total current assets	1,513	1,862

Investments in Unconsolidated Affiliates	508	361

Property, Plant and Equipment	6,670	6,279
Less accumulated depreciation and amortization	1,629	1,474

Net property, plant and equipment	5,041	4,805

Other Assets
Deferred financing costs	50	43
Long-term derivative assets	79	81
Restricted deposits	42	40
Rent payments in excess of levelized rent expense under plant operating leases	1,149	1,038
Other long-term assets	259	403

Total other assets	1,579	1,605

Total Assets	$8,641	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	June 30, 2010	December 31, 2009

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$100	$97
Payables to affiliates	5	14
Accrued liabilities	162	247
Derivative liabilities	—	5
Interest payable	30	30
Deferred taxes	91	119
Current maturities of long-term obligations	42	37
Construction loan	65	—

Total current liabilities	495	549

Long-term obligations net of current maturities	3,979	3,929
Deferred taxes and tax credits	714	672
Deferred revenues	163	153
Long-term derivative liabilities	23	15
Other long-term liabilities	486	478

Total Liabilities	5,860	5,796

Commitments and Contingencies (Note 10)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of June 30, 2010 and December 31, 2009	64	64
Additional paid-in capital	1,337	1,339
Retained earnings	1,352	1,280
Accumulated other comprehensive income	23	78

Total EME common shareholder's equity	2,776	2,761

Noncontrolling Interests	5	76

Total Equity	2,781	2,837

Total Liabilities and Equity	$8,641	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$64	$95
(Income) loss from discontinued operations	(9)	4

Income from continuing operations, net	55	99
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(37)	(26)
Distributions from unconsolidated affiliates	39	21
Depreciation and amortization	125	115
Deferred taxes and tax credits	53	209
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	12	(12)
Decrease (increase) in accounts receivables	53	(127)
Increase in inventory	(34)	(31)
Decrease in prepaid expenses and other	7	36
Decrease (increase) in restricted cash	43	(188)
Increase in rent payments in excess of levelized rent expense	(111)	(113)
Decrease in accounts payable and other current liabilities	(121)	(144)
Increase in derivative assets and liabilities	(35)	(1)
Proceeds from U.S. Treasury grants	92	—
Other operating—assets	8	(1)
Other operating—liabilities	10	72

Operating cash flow from continuing operations	159	(91)
Operating cash flow from discontinued operations	9	(4)

Net cash provided by (used in) operating activities	168	(95)

Cash Flows From Financing Activities
Borrowings on long-term debt	7	189
Payments on long-term debt agreements	(23)	(43)
Borrowings under construction loan	65	—
Payments to affiliates related to stock-based awards	(2)	(1)
Financing costs	(10)	(13)

Net cash provided by financing activities	37	132

Cash Flows From Investing Activities
Capital expenditures	(313)	(138)
Proceeds from return of capital and loan repayments and sale of assets	27	11
Purchase of interest of acquired companies	(4)	(7)
Maturities of short-term investments	1	2
Increase in restricted cash	—	(1)
Investments in other assets	(5)	(55)

Net cash used in investing activities	(294)	(188)

Net decrease in cash and cash equivalents	(89)	(151)
Cash and cash equivalents at beginning of period	796	1,807

Cash and cash equivalents at end of period	$707	$1,656

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in millions)	June 30, 2010	December 31, 2009

Cash	$212	$106
Money market funds	495	690

Total cash and cash equivalents	$707	$796

The carrying value of cash equivalents, which consists of money market funds, equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

 Inventory

Inventory is stated at the lower of weighted average cost or market. Inventory consisted of the following:

(in millions)	June 30, 2010	December 31, 2009

Coal, fuel oil and other raw materials	$166	$132
Spare parts, materials and supplies	68	64

Total	$234	$196

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

Accounting Guidance Not Yet Adopted

Revenue—Multiple-Deliverables

In October 2009, the FASB issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is effective beginning January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. EME is currently assessing the effects this guidance may have on its consolidated financial statements.

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

EME's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange or over-the-counter traded.

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

Derivative contracts, valued based on forward market prices in active markets (PJM West Hub, Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks, are classified as Level 2. EME obtains forward market prices from traded exchanges (Intercontinental Exchange Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EME selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EME believes to provide the most liquid market for the commodity. EME considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

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

In assessing nonperformance risks, EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $3 million at June 30, 2010.

The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$521	$—	$—	$—	$521

Derivatives
Electricity	$—	$142	$171	$(88)	$225
Natural gas	2	—	—	(2)	—
Fuel oil	8	—	—	(8)	—

Total commodity contracts	10	142	171	(98)	225

Total derivatives	$10	$142	$171	$(98)	$225

Liabilities at Fair Value
Derivatives
Electricity	$—	$(68)	$(5)	$69	$(4)
Natural gas	(1)	(2)	—	1	(2)

Total commodity contracts	(1)	(70)	(5)	70	(6)
Interest rate contracts	—	(17)	—	—	(17)

Total derivatives	$(1)	$(87)	$(5)	$70	$(23)

	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$758	$—	$—	$—	$758

Derivatives
Electricity	$—	$235	$179	$(136)	$278
Natural gas	2	—	—	(2)	—
Fuel oil	15	—	—	(15)	—

Total commodity contracts	17	235	179	(153)	278

Total derivatives	$17	$235	$179	$(153)	$278

Liabilities at Fair Value
Derivatives
Electricity	$—	$(85)	$(6)	$73	$(18)
Natural gas	(3)	(1)	—	4	—

Total commodity contracts	(3)	(86)	(6)	77	(18)
Interest rate contracts	—	(2)	—	—	(2)

Total derivatives	$(3)	$(88)	$(6)	$77	$(20)

1
At June 30, 2010 and December 31, 2009, included in cash and cash equivalents and restricted cash, and at December 31, 2009, also included in prepaid expenses and other on EME's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
(in millions)	Deriva- tives	Deriva- tives	Money Market Funds	Deriva- tives	Deriva- tives	Money Market Funds

Fair value at beginning of periods	$199	$267	$2	$173	$213	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	(18)	(49)	—	27	97	—
Included in accumulated other comprehensive income (loss)	(2)	—	—	4	—	—
Purchases and settlements, net	(19)	30	(1)	(43)	(58)	(2)
Transfers in or out of Level 3	6	(8)	—	5	(12)	—

Fair value at June 30	$166	$240	$1	$166	$240	$1

Change during the periods in unrealized gains (losses) related to assets and liabilities, net held at June 30[1]	$(2)	$13	$—	$32	$71	$—

1
Reported in operating revenues on EME's consolidated statements of income (loss).

EME determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Level 1 had no transfers in and out during the second quarters and six months ended June 30, 2010 and 2009. Transfers in and out of Level 2 were not significant during the second quarters and six months ended June 30, 2010 and 2009.

Long-term Obligations

The carrying amounts and fair values of EME's long-term obligations were as follows:

	As of June 30, 2010		As of December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term obligations, including current portion	$4,021	$2,732	$3,966	$3,150

In assessing the fair value of EME's long-term obligations, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value.

The carrying value of trade receivables, payables and construction loan approximates fair value and, therefore, is not included in the table above.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EME's consolidated balance sheets with offsetting changes recorded in the consolidated statements of income (loss). For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on EME's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Derivative instruments that are utilized for trading purposes are measured at fair value and included in the balance sheet as derivative assets or liabilities. Changes in fair value are recognized in the consolidated statements of income (loss).

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

June 30, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	29,884	[1]	19,257	[3]	33,785
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	18,698	[3]	36,700
Electricity	Capacity	Sales	MW-Day (in thousands)	183	[2]	—		218	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	17	[2]	—		557	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	8,964	[4]
Electricity	Congestion	Purchases	GWh	—		1,362	[4]	195,038	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		1.5		45.0
Natural gas	Forwards/Futures	Purchases	bcf	—		—		47.9
Fuel oil	Forwards/Futures	Sales	barrels	—		120,000		319,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000		329,000
Coal	Forwards/Futures	Sales	tons	—		—		1,095,000
Coal	Forwards/Futures	Purchases	tons	—		—		465,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$145	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025

December 31, 2009
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	24,355	[1]	26,838	[3]	23,306
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	25,971	[3]	23,404
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	1	[2]	597	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]	736	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,212	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]	181,930	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3		30.8
Natural gas	Forwards/Futures	Purchases	bcf	—		—		30.6
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		120,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000		120,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

June 30, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Non-trading activities
Cash flow hedges	$153	$14	$167	$39	$43	$82	$85
Economic hedges	111	3	114	93	2	95	19
Trading activities	237	121	358	182	50	232	126

	501	138	639	314	95	409	230
Netting and collateral received[1]	(355)	(59)	(414)	(314)	(72)	(386)	(28)

Total	$146	$79	$225	$—	$23	$23	$202

December 31, 2009
Non-trading activities
Cash flow hedges	$240	$17	$257	$69	$6	$75	$182
Economic hedges	202	8	210	180	—	180	30
Trading activities	234	111	345	182	41	223	122

	676	136	812	431	47	478	334
Netting and collateral received[1]	(479)	(55)	(534)	(426)	(32)	(458)	(76)

Total	$197	$81	$278	$5	$15	$20	$258

1
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$175	$398
Effective portion of changes in fair value	30	109
Reclassification from accumulated other comprehensive income to net income	(122)	(55)	Operating revenues

Accumulated other comprehensive income derivative gain at June 30	$83	$452

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2010 and 2009 were $50 million and $269 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

EME recorded a net gain (loss) of $(7) million and $5 million during the second quarters of 2010 and 2009, respectively, and $1 million and $5 million during the six months ended June 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income (loss).

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income (loss) is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenue	$(3)	$3	$(7)	$16
	Fuel expense	(2)	14	(1)	14
Trading activities	Operating revenue	33	17	80	27

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

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

(in millions)	June 30, 2010	December 31, 2009

Collateral provided to counterparties
Offset against derivative liabilities	$26	$49
Reflected in margin and collateral deposits	108	120
Collateral received from counterparties
Offset against derivative assets	55	124

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$105	$(27)	$78
Current period change	(55)	—	(55)

Balance at June 30, 2010	$50	$(27)	$23

1
For further detail, see Note 8—Compensation and Benefit Plans.

Included in accumulated other comprehensive income at June 30, 2010 was $60 million, net of tax, in unrealized gains on commodity-based cash flow hedges; and a $10 million, net of tax, unrealized loss related to interest rate hedges.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $67 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Discontinued Operations

Summarized financial information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Income (loss) before income taxes	$4	$(12)	$15	$(6)
Provision (benefit) for income taxes	1	(5)	6	(2)

Income (loss) from operations of discontinued foreign subsidiaries	$3	$(7)	$9	$(4)

During the second quarter and six months ended June 30, 2010, EME made payments of $15 million and $41 million, respectively, for a tax indemnity related to EME's previous sale of an international project. EME recorded year-to-date discontinued operations income before taxes of $15 million due primarily to expiration of a contract indemnity during the first six months of 2010 and changes in foreign exchange rates.

 Note 6. Consolidated Statement of Changes in Equity

Consolidated statement of changes in equity at the beginning and the end of the six months ended June 30, 2009 and 2010:

		EME Shareholder's Equity
(in millions)	Total Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest

Balance at December 31, 2008	$2,764	$64	$1,335	$1,085	$200	$80
Net income (loss)	95			96		(1)
Other comprehensive income	30				30
Payments to Edison International for stock purchases related to stock-based compensation	(1)			(1)
Other stock transactions, net	2		2
Cash contributions from noncontrolling interests	1					1
Cash distributions to noncontrolling interests	(1)					(1)

Balance at June 30, 2009	$2,890	$64	$1,337	$1,180	$230	$79

Balance at December 31, 2009	$2,837	$64	$1,339	$1,280	$78	$76
Impact of deconsolidation of variable interest entities (Note 7)	(71)					(71)
Cumulative effect of a change in accounting principle, net of tax[1]	10			10
Net income	64			64
Other comprehensive loss	(55)				(55)
Payments to Edison International for stock purchases related to stock-based compensation	(2)			(2)
Other stock transactions, net	3		3
Purchase of noncontrolling interests[2]	(5)		(5)

Balance at June 30, 2010	$2,781	$64	$1,337	$1,352	$23	$5

1
For the six months ended June 30, 2010, reflects the impact of adopting accounting guidance related to variable interest entities.

2
During the second quarter of 2010, EME purchased a noncontrolling interest in Laredo Ridge, which is now 100% owned by EME. The purchase of the noncontrolling interest was accounted for as an equity transaction between controlling and noncontrolling interest holders.

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

Projects or Entities that are Consolidated

At June 30, 2010 and December 31, 2009, EME had majority interests in 15 wind projects with a total generating capacity of 701 MW that have minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. As of December 31, 2009, all of these projects were consolidated by EME. Upon the application of the new guidance effective January 1, 2010, EME deconsolidated two of these projects. See further discussion in "—Projects that are not Consolidated." In determining that EME was the primary beneficiary of the 13 projects consolidated at June 30, 2010, the key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities.

The following table presents summarized financial information of the wind projects that had minority interests held by others and were consolidated by EME:

(in millions)	June 30, 2010	December 31, 2009

Current assets	$26	$73
Net property, plant and equipment[1]	682	944
Other long-term assets	2	2

Total assets[1]	$710	$1,019

Current liabilities	$16	$17
Long-term obligations net of current maturities	18	20
Deferred revenues	57	58
Other long-term liabilities	19	21

Total liabilities	$110	$116

Noncontrolling interests	$5	$76

1
Amounts included assets of $253 million ($247 million of net property, plant and equipment) that were deconsolidated on January 1, 2010.

Assets serving as collateral for the debt obligations had a carrying value of $79 million and $81 million at June 30, 2010 and December 31, 2009, respectively, and primarily consist of property, plant and equipment.

EME has a 50% partnership interest in the Ambit project. EME has the power to direct the commercial and operating activities of the project pursuant to the existing contracts and has the obligation to absorb losses and right to receive benefits from the project. Therefore, under the new guidance, EME is the primary beneficiary. As the primary beneficiary, EME consolidated Ambit project assets totaling $99 million on January 1, 2010.

The following table presents the summarized financial information of the Ambit project consolidated by EME:

(in millions)	June 30, 2010

Current assets	$16
Net property, plant and equipment	81
Other long-term assets	3

Total assets	$100

Current liabilities	$13
Long-term obligations net of current maturities	64
Deferred revenues	13
Other long-term liabilities	2

Total liabilities	$92

Substantially all of the assets above are pledged as collateral for the partnership's debt obligations.

The consolidated statements of income (loss) and cash flow for the six months ended June 30, 2010 were not significantly impacted by the consolidation of the Ambit project.

Projects that are not Consolidated

EME accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. As of June 30, 2010 and December 31, 2009, EME had five significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. The following table presents summarized financial information of these five significant projects:

	Six Months Ended June 30,
(in millions)	2010	2009

Revenues	$341	$311
Expenses	(302)	(273)

Net income	$39	$38

A subsidiary of EME operates the Big 4 projects and EME's partner provides the fuel management services. In addition, the executive director of these projects is provided by EME's partner. Commercial and operating activities are jointly controlled by a management committee of each variable interest entity. Accordingly, EME continues to account for its variable interests under the equity method.

As noted previously in "—Projects or Entities that are Consolidated," EME deconsolidated two renewable wind energy generating facilities, the Elkhorn Ridge wind project and San Juan Mesa wind project, on January 1, 2010. The primary purpose of these projects is to operate renewable wind energy facilities. The commercial and operating activities of these entities are directed by a management committee comprised of representatives of each partner. Thus, EME is not the primary beneficiary of these projects. Accordingly, effective January 1, 2010, EME accounts for its interests in these projects under the equity method.

The following table presents the carrying amount of EME's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	As of June 30, 2010
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$325	$325
Wind projects	174	174

EME's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EME's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's investment, but would not require EME to contribute additional capital. At June 30, 2010, entities which EME has accounted for under the equity method had indebtedness of $143 million, of which $54 million is proportionate to EME's ownership interest in these projects.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to EME's pension plans were $4 million for the six months ended June 30, 2010 and are estimated at $18 million for the last six months of 2010.

The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$4	$4	$8	$7
Interest cost	4	3	7	6
Expected return on plan assets	(3)	(2)	(5)	(4)
Amortization of net loss	—	1	1	2

Total expense	$5	$6	$11	$11

Postretirement Benefits Other Than Pensions

Contributions to EME's postretirement benefits other than pensions were $1 million for the six months ended June 30, 2010 and are estimated at $1 million for the last six months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$—	$—	$1	$1
Interest cost	2	2	3	3
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of net loss	—	1	—	1

Total expense	$1	$2	$3	$4

Note 9. Income Taxes

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations attributable to common shareholders:

	Six Months Ended June 30,
(in millions)	2010	2009

Provision for income tax at federal statutory rate of 35%	$3	$41
State tax—net of federal benefit (excludes state tax settlement)	(2)	9
Production tax credits	(33)	(30)
Federal settlement of tax disputes	—	(6)
Resolution of 1986-2002 state tax issues	(20)	—
Other	5	3

Income tax expense (benefit) from continuing operations	$(47)	$17

EME recorded a tax benefit of $20 million in the second quarter of 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for the tax years 1986 through 2002.

In the second quarter of 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. During the second quarter of 2009, EME recorded an income tax benefit of $6 million due to the settlement and related estimated impact of interest and state income taxes.

Note 10. Commitments and Contingencies

Contractual Obligations

Project Financing

In March 2010, EME completed through its subsidiary, Cedro Hill Wind, LLC, a non-recourse financing of its interests in the Cedro Hill wind project. The financing included a $135 million construction loan that is required to be converted to a 15-year amortizing term loan by May 31, 2011, subject to meeting specified conditions, a $21 million letter of credit facility and a $4 million working capital facility.

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

As of June 30, 2010, there was $65 million outstanding under the construction loan at a weighted average interest rate of 3.35% classified as a construction loan on EME's consolidated balance sheet and $11.5 million of outstanding letters of credit.

Long-Term Debt

EME consolidated the Ambit project on January 1, 2010. At June 30, 2010, this project had $71 million of bonds payable, which are supported by a letter of credit. Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. The average interest rate for the six months ended June 30, 2010 was 0.26%. Annual maturities of this debt at June 30, 2010 for the next five years are summarized as follows: $8 million in 2010, $8 million in 2011, $9 million in 2012, $10 million in 2013, and $10 million in 2014.

The Ambit project is required to maintain funded reserve accounts primarily for debt servicing and maintenance costs. The required reserve account balance at June 30, 2010 was $21 million and was under funded by $15 million. The underfunded reserve does not create an event of default under the loan, but does restrict distributions from the Ambit project.

Commitments

Capital Improvements

At June 30, 2010, EME's subsidiaries had firm commitments to spend approximately $447 million during the remainder of 2010 on capital and construction expenditures. These expenditures primarily relate to the construction of wind projects. EME intends to fund these expenditures through project-level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

Turbine Commitments

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of June 30, 2010, EME had commitments, excluding turbines subject to the legal dispute described below, to purchase 46 wind turbines (69 MW) and had 13 wind turbines (33 MW) in storage to be used for future wind projects. EME has 59 wind turbines (102 MW) available for future projects, excluding turbines allocated to projects in construction and turbines subject to the legal dispute. EME has payment commitments related to wind turbines of $85 million due in 2011. During the second quarter, EME deferred the delivery and $82 million in payments for 69 MW of turbines to January 2011.

Excluded from the turbine agreements referred to above is a turbine supply agreement between Mitsubishi Power Systems Americas, Inc. and EME, which is subject to a legal dispute. EME has made deposits of $68 million for the purchase of 83 wind turbines (199 MW) under this agreement. The remaining payments under this agreement subject to dispute are $289 million, mostly related to undelivered wind turbines. Resolution of this dispute will impact whether, and to what extent, future payments may be due under this agreement.

Fuel Supply and Transportation Contracts

At June 30, 2010, Midwest Generation and Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $936 million, summarized as follows: $251 million for the remainder of 2010, $405 million in 2011, $247 million in 2012, and $33 million in 2013.

At June 30, 2010, Midwest Generation and Homer City each had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $314 million, summarized as follows: $143 million for the remainder of 2010, and $171 million in 2011.

In addition to the above, in July 2010, Midwest Generation entered into additional contracts for the purchase of coal. These commitments, together with the estimated transportation costs under the existing agreements, are estimated to be $101 million for 2011.

Letters of Credit

At June 30, 2010, letters of credit under EME's credit facility aggregated $100 million and were scheduled to expire as follows: $34 million in 2010 and $66 million in 2011. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $29 million and were scheduled to expire as follows: $2 million in 2010 and $27 million in 2011.

Guarantees and Indemnities

EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, guarantees of debt and indemnifications.

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review Lawsuit." The sale-leaseback participants have requested similar indemnification. Except as discussed below, EME has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2010. Midwest Generation had recorded a $49 million liability at June 30, 2010 for previous, pending and future claims.

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

Environmental Indemnity Related to the Homer City Facilities

In connection with the acquisition of the Homer City facilities, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. Payments would be triggered under this indemnity by a valid claim from the sellers. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City facilities, Homer City agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligation under this indemnity provision, it is not subject to a maximum potential liability and does not have an expiration date. For discussion of the NOV received by Homer City and associated indemnity claims, see "—Contingencies—Homer City New Source Review Notice of Violation." EME has not recorded a liability related to this indemnity.

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At June 30, 2010, EME had recorded a liability of $39 million related to these matters.

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

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. An August status hearing has been scheduled, at which time a schedule for responses to the amended complaints and other procedural matters will be determined.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet BACT emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the U.S. Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

In August 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging claims substantially similar to those in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond those required under the CPS. By order dated January 19, 2010, the Court allowed a group of Chicago-based environmental action groups to intervene in the case.

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

Homer City New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds nonattainment New Source Review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the Pennsylvania Department of Environmental Protection (PADEP), stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

Background

In June 2008, Homer City received an NOV from the US EPA alleging that, beginning in 1988, Homer City (or former owners of the Homer City facilities) performed repair or replacement projects at Homer City Units 1 and 2 without first obtaining construction permits as required by the PSD requirements of the CAA. The US EPA also alleges that Homer City has failed to file timely and complete Title V permits. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. On June 30, 2009 and January 2, 2010, the US EPA issued requests for information to Homer City under Section 114 of the CAA. Homer City is working on a response to the requests. Homer City has met with the US EPA and has expressed its intent to explore the possibility of a settlement. If no settlement is reached and the U.S. Department of Justice files suit, litigation could take many years to resolve the issues alleged in the NOV. EME cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3 million at June 30, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select initial units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Homer City Environmental Issues and Capital Resource Limitations

Homer City operates selective catalytic reduction equipment on all three units to reduce NOx emissions, operates FGD equipment on Unit 3 to reduce SO2 emissions, and uses coal-cleaning equipment on site to reduce the ash and sulfur content of raw coal to meet both combustion and environmental requirements. Homer City may be required to install additional environmental equipment on Unit 1 and Unit 2 to comply with environmental regulations for future operations. For further information, see "—Transport Rule" and "—Homer City New Source Review Notice of Violation." Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Homer City will have limited ability to obtain additional outside capital for such projects without amending its lease and related agreements. EME is under no contractual obligation to provide funding to Homer City.

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January - June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 - June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Petitions for judicial review of the GHG tailoring rule are to be submitted by August 2, 2010. Legal challenges to the GHG tailoring rule have been filed.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania and Illinois) and the District of Columbia to substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for issuance of a revised rule.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state and an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

Under the Transport Rule, each covered state would initially be subject to a federal implementation plan designed to reduce pollution that significantly contributed to nonattainment of, or interferes with the maintenance of, NAAQS in other states. States would be able to choose to develop state implementation plans to replace the federal implementation plans.

Comments on the Transport Rule will be due 60 days after its publication in the Federal Register. The Transport Rule is scheduled to be finalized in 2011. The Clean Air Interstate Rule will remain in place until that time. EME believes that the US EPA's preferred approach to emissions allowance trading would provide allowance allocations which are adequate for the Midwest Generation plants based on projected emissions using the Illinois CPS allowable emission rates. If adopted as proposed, the Transport Rule may require the installation of additional environmental equipment to reduce SO2 emissions at Units 1 and 2 of the Homer City facilities.

National Ambient Air Quality Standard for Sulfur Dioxide

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with EME's expectations and is being taken into account in EME's environmental compliance strategy. Revisions to state implementation plans to achieve compliance with the new standard are due to be submitted to the US

EPA by February 2014. The US EPA anticipates that the deadline for attainment with the SO2 NAAQS will be August 2017 (five years after the US EPA intends to finalize initial determinations as to the areas of the country that are and are not in attainment with the primary SO2 NAAQS).

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require EME to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations.

Note 11. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2010	2009

Cash paid (received)
Interest (net of amount capitalized1)	$142	$139
Income taxes	(68)	12
Cash payments under plant operating leases	197	200
Non-cash activities from consolidation of variable interest entity
Assets	$94	$—
Liabilities	99	—
Non-cash activities from deconsolidation of variable interest entities
Assets	$249	$—
Liabilities	253	—

1
Interest capitalized for the six months ended June 30, 2010 and 2009 was $23 million and $10 million, respectively.

Note 12. Subsequent Event

Laredo Ridge

In July 2010, EME completed through its subsidiary, Laredo Ridge Wind, LLC, a non-recourse financing of its interests in the Laredo Ridge wind project. The financing included a $75 million construction loan that converts to a 15-year amortizing term loan subject to meeting specified conditions, a $53 million bridge loan secured by the expected U.S. Treasury grant, a $9 million letter of credit facility and a $3 million working capital facility.

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting EME or the electricity industry generally, including the market structure rules applicable to each market and price mitigation strategies adopted by independent system operators and regional transmission organizations;

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2009, and as compared to the second quarter of 2009 and six months ended June 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2009.

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

Highlights of Operating Results

Net income attributable to EME common shareholders is comprised of the following components:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change

Net income (loss) attributable to EME common shareholders	$(17)	$40	$(57)	$64	$96	$(32)

Non-Core Items
Income (loss) from discontinued operations	3	(7)	10	9	(4)	13
Settlement of tax disputes	20	6	14	20	6	14

Total non-core items	23	(1)	24	29	2	27

Core Earnings	$(40)	$41	$(81)	$35	$94	$(59)

EME's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings are also used when communicating with analysts and investors regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings are defined as earnings attributable to EME shareholders excluding income from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings such as settlement of prior year tax liabilities, change in tax law and other activities that are no longer continuing, and non-recurring regulatory or legal proceedings.

EME's second quarter 2010 core earnings were lower than second quarter 2009 core earnings primarily due to the following:

•
$160 million decreased income from Midwest Generation and Homer City due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. Lower availability in 2010 compared to the same period in 2009 was also the result of deratings caused by opacity at the Homer City facilities and transmission line tornado damage impacting the Powerton Station. In addition, EME's results were impacted by $17 million of unrealized losses during the second quarter of 2010 compared to unrealized gains of $24 million during the same period last year.

These decreases were partially offset by the following:

•
$14 million increased energy trading revenue during the second quarter of 2010 due to congestion and basis trading.

•
$9 million decrease in corporate expenses due primarily to lower renewable energy development expenses.

EME's core earnings for the six months ended June 30, 2010 were lower than core earnings for the six months ended June 30, 2009 primarily due to the following:

•
$186 million decreased income from Midwest Generation and Homer City due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the first half of the year. Lower availability in 2010 compared to the same period in 2009 was also the result of deratings caused by opacity at the Homer City facilities and transmission line tornado damage impacting the Powerton Station. In addition, EME's results were impacted by $17 million of unrealized losses during the six months ended June 30, 2010 compared to unrealized gains of $39 million during the same period last year.

These decreases were partially offset by the following:

•
$51 million increased energy trading revenue due to congestion and basis trading.

•
$9 million decrease in corporate expenses due primarily to lower renewable energy development expenses.

Consolidated non-core items for EME included:

•
An earnings benefit of $20 million recorded in the second quarter of 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002 as part of the federal settlement of tax disputes and revision to interest on federal disputed tax items.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

US EPA Developments

In June 2010, the US EPA published its final GHG tailoring rule, with less stringent statutory emissions thresholds for GHGs than those originally proposed in late 2009. Since the rule affects only new or modified sources, it is not expected to have any immediate effect on the fossil-fuel generating stations of Midwest Generation or Homer City.

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with EME's expectations and is being taken into account in EME's environmental compliance strategy.

In June and July of 2010, two proposed rules were published. The first proposed rule, known as the Transport Rule (a replacement for the Clean Air Interstate Rule), would substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014, and would impose new limitations on emissions allowance trading. The second proposal relates to the handling of coal combustion wastes.

For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Environmental Developments."

 EME's Renewable Program

EME has four projects totaling 600 MW under construction. Included among the projects under construction is the 130 MW Taloga project, which is slated to utilize wind turbines that are subject to a legal dispute. EME also had a development pipeline of potential wind projects with projected installed capacity of approximately 3,400 MW at June 30, 2010. EME had a purchase contract for 69 MW of wind turbines, and 33 MW of wind turbines in storage, that are to be used for projects not yet under construction as of June 30, 2010, excluding turbine purchase contracts for 199 MW of wind turbines that are subject to a legal dispute. EME has deferred delivery and payment for the 69 MW of turbines under the purchase contract to January 2011. If EME is unable to develop such projects on acceptable terms and conditions, certain turbine orders may be terminated, which would result in a material charge. The pace of additional growth in EME's renewables program will be subject to the availability of projects that meet EME's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables program may depend upon the availability of third-party financing.

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

EME's Liquidity

At June 30, 2010, EME had cash and cash equivalents and short-term investments of $333 million to meet liquidity needs as well as $464 million of capacity under its credit facility.

Capital expenditures to complete renewable related projects through 2011 are projected to be $495 million (excluding disputed turbine amounts of approximately $289 million) at June 30, 2010. In addition to available lines of credit and cash and cash equivalents, the following table summarizes the projected sources of cash to fund EME's anticipated expenditures:

(in millions)

Secured project financings:
Big Sky[1]	$200
Cedro Hill[1]	70
Anticipated U.S. Treasury grants[2]	377

$647

1
Remaining available balance at June 30, 2010.

2
Estimate based on estimated construction costs and anticipated commercial operations dates in 2011.

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

The following section and table provide a summary of results of EME's operating projects and corporate expenses for the second quarters of 2010 and 2009 and six months ended June 30, 2010 and 2009, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (AOI) of EME's projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Midwest Generation plants	$(39)	$74	$48	$188
Homer City facilities	—	47	37	83
Renewable energy projects	19	11	29	37
Energy trading	31	17	78	27
Big 4 projects	12	11	16	17
Sunrise	7	6	3	1
Doga	—	8	15	8
March Point	—	1	17	3
Westside projects	—	—	1	3
Other projects	3	3	6	5
Other operating income (expense)	(1)	—	1	—

	32	178	251	372
Corporate administrative and general	(34)	(43)	(70)	(79)
Corporate depreciation and amortization	(4)	(3)	(8)	(6)

AOI[1]	$(6)	$132	$173	$287

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

The following table reconciles AOI to operating income (loss) as reflected on EME's consolidated statements of income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

AOI	$(6)	$132	$173	$287
Less:
Equity in earnings of unconsolidated affiliates	20	21	39	28
Dividend income from projects	1	9	17	10
Production tax credits	19	14	33	30

Operating Income (Loss)	$(46)	$88	$84	$219

 Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$281	$340	$660	$724
Operating Expenses
Fuel[1]	98	110	239	233
Plant operations	169	106	268	202
Plant operating leases	18	19	37	38
Depreciation and amortization	28	27	56	54
Administrative and general	7	5	12	10

Total operating expenses	320	267	612	537

Operating Income (Loss)	(39)	73	48	187

Other Income	—	1	—	1

AOI	$(39)	$74	$48	$188

Statistics[2]
Generation (in GWh):
Energy only contracts	5,430	6,361	13,642	12,117
Load requirements services contract	—	447	—	1,333

Total	5,430	6,808	13,642	13,450

Aggregate plant performance:
Equivalent availability	59.8%	78.5%	72.7%	80.6%
Capacity factor	45.5%	57.1%	57.5%	56.7%
Load factor	76.2%	72.7%	79.1%	70.3%
Forced outage rate	10.4%	5.7%	8.2%	6.4%
Average realized price/MWh:
Energy only contracts	$41.50	$41.38	$40.31	$44.41
Load requirements services contract	$—	$62.47	$—	$62.52
Capacity revenue only (in millions)	$58	$42	$105	$81
Average realized fuel costs/MWh	$17.55	$18.19	$16.99	$18.37

1
Included in fuel costs were $1 million and $14 million during the second quarters of 2010 and 2009, respectively, and $5 million and $33 million during the six months ended June 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOX emission allowances to Midwest Generation were $0.4 million and $1 million during the six months ended June 30, 2010 and 2009, respectively. Transfers of SO2 emission allowances from Midwest Generation were $5 million during the first six months of 2010. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Midwest Generation plants decreased $113 million and $140 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of

2009. The 2010 decreases in AOI were primarily attributable to an increase in plant operations costs related to scheduled plant outages, unrealized losses related to hedge contracts and a decline in realized gross margin. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. The decline in realized gross margin during the second quarter was driven by lower generation, partially offset by higher capacity revenues. The year-to-date decline in realized gross margin was driven by lower average realized energy prices, partially offset by higher capacity revenues. Lower availability in 2010 compared to the same period in 2009 was also the result of deratings caused by transmission line tornado damage impacting the Powerton Station.

Included in operating revenues were unrealized gains (losses) of $(3) million and $5 million for the second quarters of 2010 and 2009, respectively, and $4 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 were due to both the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges, and hedge contracts which are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized gains in 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis.

Included in fuel expenses were unrealized gains (losses) of $(2) million and $14 million for the second quarters of 2010 and 2009, respectively, and $(7) million and $14 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) were due to oil futures contracts which were accounted for as economic hedges. The contracts hedge a portion of a fuel adjustment mechanism of a rail transportation contract.

For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Homer City Facilities

The following table presents additional data for the Homer City facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$129	$161	$304	$326
Operating Expenses
Fuel[1]	57	63	127	127
Plant operations	39	22	76	56
Plant operating leases	27	25	52	50
Depreciation and amortization	4	3	9	8
Administrative and general	2	1	3	2

Total operating expenses	129	114	267	243

Operating Income	—	47	37	83

AOI	$—	$47	$37	$83

Statistics[2]
Generation (in GWh)	2,289	3,025	5,243	5,683
Equivalent availability	64.5%	90.5%	72.3%	83.7%
Capacity factor	55.5%	73.4%	63.9%	69.3%
Load factor	86.0%	81.1%	88.4%	82.8%
Forced outage rate	14.1%	7.0%	12.1%	9.5%
Average realized energy price/MWh	$48.78	$46.24	$49.57	$51.29
Capacity revenue only (in millions)	$29	$18	$58	$30
Average fuel costs/MWh	$25.08	$20.91	$24.23	$22.36

1
Included in fuel costs were $1 million during each of the second quarters of 2010 and 2009, and $5 million and $8 million during the six months ended June 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were $5 million during the six months ended June 30, 2010. Transfers of NOx emission allowances from Homer City were $0.4 million and $1 million during the six months ended June 30, 2010 and 2009, respectively. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Homer City facilities decreased $47 million and $46 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 decreases in AOI were primarily attributable to an increase in plant operations costs related to scheduled plant outages, higher unrealized losses related to hedge contracts and a decline in realized gross margin. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. The decline in realized gross margin was driven by lower generation and higher coal costs, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages in 2010 compared to 2009 due to opacity-related deratings.

Included in operating revenues were unrealized gains (losses) from hedge activities of $(12) million and $5 million for the second quarters of 2010 and 2009, respectively, and $(14) million and $5 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments."

Non-GAAP Disclosures—Fossil-Fueled Facilities

Adjusted Operating Income

AOI is equal to operating income (loss) plus other income (expense) for the fossil-fueled facilities. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of other income (expense) is meaningful for investors as the components of other income (expense) are integral to the operating results of the fossil-fueled facilities.

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

Midwest Generation Plants	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$281	$340	$660	$724
Less:
Load requirements services contract	—	(28)	—	(83)
Unrealized (gains) losses	3	(5)	(4)	(20)
Capacity and other revenues	(58)	(44)	(106)	(83)

Realized revenues	$226	$263	$550	$538

Generation—energy only contracts (in GWh)	5,430	6,361	13,642	12,117
Average realized energy price/MWh	$41.50	$41.38	$40.31	$44.41

Homer City Facilities	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$129	$161	$304	$326
Less:
Unrealized (gains) losses	12	(5)	14	(5)
Capacity and other revenues	(29)	(17)	(58)	(30)

Realized revenues	$112	$139	$260	$291

Generation (in GWh)	2,289	3,025	5,243	5,683
Average realized energy price/MWh	$48.78	$46.24	$49.57	$51.29

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating revenues
Midwest Generation plants	$281	$340	$660	$724
Homer City facilities	129	161	304	326
Renewable energy projects	34	31	64	75
Other revenues	49	25	116	44

Consolidated operating revenues as reported	$493	$557	$1,144	$1,169

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

Midwest Generation Plants	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Fuel expenses	$98	$110	$239	$233
Add back:
Unrealized gains (losses)	(2)	14	(7)	14

Realized fuel expenses	$96	$124	$232	$247

Total generation (in GWh)	5,430	6,808	13,642	13,450
Average realized fuel costs/MWh	$17.55	$18.19	$16.99	$18.37

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Fuel expense
Midwest Generation plants	$98	$110	$239	$233
Homer City facilities	57	63	127	127
Other	6	(1)	8	(1)

Consolidated fuel expense as reported	$161	$172	$374	$359

Statistical Definitions

•
Load requirements services contract generation represents a load requirements services contract with Commonwealth Edison, awarded as part of an Illinois auction. The contract commenced on January 1, 2007 and expired in May 2009.

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

•
The average realized price for load requirements service contracts reflects the contract price for sales to Commonwealth Edison under load requirements services contract that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenue related to the contracts by (ii) generation.

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

 Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$34	$31	$64	$75
Production Tax Credits	19	14	33	30

	53	45	97	105

Operating Expenses
Plant operations	12	12	24	25
Depreciation and amortization	22	21	43	41
Administrative and general	—	1	1	2

Total operating expenses	34	34	68	68

AOI[1]	$19	$11	$29	$37

Statistics[2]
Generation (in GWh)[3]	992	718	1,835	1,538
Aggregate plant performance[3]:
Equivalent availability	90.9%	87.3%	90.8%	84.2%
Capacity factor	38.5%	30.5%	35.8%	33.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

AOI	$19	$11	$29	$37
Less:
Production tax credits	19	14	33	30

Operating Income (Loss)	$—	$(3)	$(4)	$7

2
The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

3
Includes renewable energy projects that are unconsolidated at EME. Generation excluding unconsolidated projects was 821 GWh and 1,512 GWh for the three months and six months ended June 30, 2010, respectively.

AOI from renewable energy projects increased $8 million and decreased $8 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The second quarter increase in AOI was primarily attributable to higher generation resulting from an increase in projects in operations. The year-to-date decrease in AOI results from higher depreciation and operations costs related to additional projects in operations, offset by the impact of the deconsolidation of two renewable projects in 2010. AOI in the second quarter and six months ended June 30, 2009 included $5 million and $16 million, respectively, of liquidated damages from availability guarantees provided by a wind turbine supplier, which compensated EME for lower generation (none recorded in 2010). The second quarter ended June 30, 2010 did not include liquidated damages for equipment warranty related items given completion of the blade remediation program. During the second quarter of 2010, EME received $92 million in U.S. Treasury grants, which was recorded as deferred revenue and is recognized as revenue over the life of the project.

Energy Trading

EME seeks to generate profit by utilizing its subsidiary, EMMT, to engage in trading activities in those markets in which it is active as a result of its management of the merchant power plants of Midwest Generation and Homer City. EMMT trades power, fuel, coal, and transmission congestion primarily in the eastern U.S. power grid using products available over the counter, through exchanges, and from independent system operators.

AOI from energy trading activities increased $14 million and $51 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increases in AOI from energy trading activities were attributable to increased revenue in congestion and basis trading.

Adjusted Operating Income from Unconsolidated Affiliates

Doga

AOI from the Doga project decreased $8 million and increased $7 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009 due to the timing of distributions. AOI is recognized when cash is distributed from the project since the Doga project is accounted for on the cost method.

March Point

AOI from the March Point project increased $14 million for the six months ended June 30, 2010, compared to the corresponding period of 2009. The 2010 increase was primarily due to an $18 million equity distribution received from the project in February 2010. EME subsequently sold its ownership interest in the March Point project to its partner at book value.

Seasonal Disclosure

EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

 Interest Related Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Interest income	$1	$3	$2	$6

Interest expense:
EME debt	$(58)	$(68)	$(118)	$(136)
Non-recourse debt:
Midwest Generation	—	(2)	(1)	(5)
EME CP Holding Co.	(1)	(1)	(2)	(2)
Viento Funding II, Inc.	(4)	—	(8)	—
Other projects	(3)	(2)	(5)	(4)

	$(66)	$(73)	$(134)	$(147)

The 2010 decrease in interest expense was primarily due to higher capitalized interest and lower debt balances under EME's and Midwest Generation's credit facilities. Capitalized interest for projects under construction increased $8 million and $13 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009.

Income Taxes

EME's income taxes from continuing operations during the second quarter of 2010 included a $20 million income tax benefit resulting from the California Franchise Tax Board's acceptance and application of the federal settlement of tax disputes finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002. In addition, income taxes for the six months ended June 30, 2010 and 2009, included tax benefits of production tax credits of $33 million and $30 million, respectively.

Results of Discontinued Operations

Income from discontinued operations, net of tax, increased $10 million and $13 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increase was due to lower foreign exchange rates. The year-to-date increase was due to a reduction in EME's estimated liability due primarily to expiration of a contract indemnity during the first quarter of 2010. EME increased its estimated liability for a tax indemnity by $6 million in the second quarter and six months ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Midwest Generation plants
Non-qualifying hedges	$(4)	$18	$(6)	$34
Ineffective portion of cash flow hedges	(1)	1	3	—
Homer City facilities
Non-qualifying hedges	—	1	—	—
Ineffective portion of cash flow hedges	(12)	4	(14)	5

Total unrealized gains (losses)	$(17)	$24	$(17)	$39

At June 30, 2010, cumulative unrealized gains of $25 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($16 million for the remainder of 2010, $8 million for 2011, and $1 million for 2012).

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

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At June 30, 2010, EME and its subsidiaries had consolidated cash and cash equivalents of $707 million and a total of $961 million of available borrowing capacity under their credit facilities. EME's consolidated debt at June 30, 2010 was $4.1 billion, of which $107 million was current. In addition, EME's subsidiaries had $3.0 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 25 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at June 30, 2010:

(in millions)	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Brothers subsidiary	(36)	—

	564	500
Outstanding borrowings	—	—
Outstanding letters of credit	(100)	(3)

Amount available	$464	$497

As a result of credit ratings actions in 2010, the margins applicable to Midwest Generation's $500 million working capital facility increased 27.5 basis points. Borrowings made under this credit facility currently bear interest at LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%.

For the remainder of 2010, EME anticipates capital expenditures of $635 million (excluding a $289 million disputed amount under a turbine supply agreement) to be funded with a combination of project-level financing, U.S. Treasury grants, cash on hand, and cash flow from operations. EME secured a $206 million vendor financing, of which $200 million was available at June 30, 2010, and a $160 million project financing, of which $70 million was available at June 30, 2010. EME intends to file for U.S. Treasury grants for its renewable energy projects in construction.

EME may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

 Capital Investment Plan

At June 30, 2010, forecasted capital expenditures through 2012 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	July through December 2010	2011	2012

Midwest Generation Plants Plant capital expenditures	$26	$79	$10
Environmental expenditures[1]	93	145	78
Homer City Facilities Plant capital expenditures	8	52	24
Environmental expenditures[2]	1	3	22
Renewable Projects Capital and construction expenditures[3]	495	—	—
Turbine commitments[4]	—	85	—
Other capital expenditures	12	17	9

Total	$635	$381	$143

1
Environmental expenditures include primarily expenditures related to SNCR equipment and $156 million for expenditures during the remainder of 2010 to 2012 to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. For additional discussion, see "Management's Overview—Environmental Developments," and refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

2
Excludes amounts that may become required under environmental regulations for future operations. For further information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Environmental Developments—Transport Rule" and "—Contingencies—Homer City New Source Review Notice of Violation."

3
Includes projects under construction where project financing has been secured. The available balance under secured financing arrangements was $270 million as of June 30, 2010. For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing," and refer to "Project-Level Financing" in Item 7 on page 74 of EME's annual report on Form 10-K for the year ended December 31, 2009.

4
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

Estimated Expenditures for Future Projects

EME has wind turbines in storage and on order for wind projects under construction and to be used for future wind projects (turbine commitments are reflected separately in the preceding capital expenditure table). Amounts exclude balance of project costs for 102 MW available for new projects, which EME estimates to be an additional $75 million to $120 million based on typical project costs. The pace of additional growth in EME's renewables program will be subject to the availability of projects that meet EME's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables programs may depend upon the availability of outside project-level debt and equity financing. Successful completion of the development of a wind project depends upon obtaining permits and agreements necessary to support an investment and may take a number of years due to factors that include local permit requirements, willingness of local utilities to purchase renewable power at sufficient prices to earn an appropriate rate of return, and availability and prices of equipment.

EME's Historical Consolidated Cash Flow

This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2010	2009

Operating cash flow from continuing operations	$159	$(91)
Operating cash flow from discontinued operations	9	(4)

Net cash provided by (used in) operating activities	168	(95)
Net cash provided by financing activities	37	132
Net cash used in investing activities	(294)	(188)

Net decrease in cash and cash equivalents	$(89)	$(151)

Consolidated Cash Flows from Operating Activities

Cash provided by operating activities from continuing operations increased $250 million in the first six months of 2010, compared to the first six months of 2009. The 2010 increase was primarily attributable to a decrease in cash collateral deposits for risk management and energy trading compared to 2009, $92 million received related to U.S. Treasury grants, and changes in the timing of cash receipts and disbursements related to working capital items.

Consolidated Cash Flows from Financing Activities

Cash provided by financing activities from continuing operations decreased $95 million in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was primarily attributable to lower levels of renewable energy project financing. For further project financing details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing."

Consolidated Cash Flows from Investing Activities

Cash used in investing activities from continuing operations increased $106 million in the first six months of 2010, compared to the first six months of 2009. The 2010 increase was primarily due to higher expenditures for construction of renewable energy projects compared to 2009.

Credit Ratings

Overview

On June 29, 2010, Moody's lowered the credit ratings of EME to B3 from B2 and Midwest Generation to Ba2 from Ba1. EME cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. EME notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

Future cash collateral requirements may be higher than the margin and collateral requirements were at June 30, 2010, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of June 30, 2010 could increase by approximately $184 million over the remaining life of the contracts using a 95% confidence level. This increase may not be offset by similar changes in the cash flows of the underlying hedged items in the same periods. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings."

Hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. EMMT has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Midwest Generation has cash on hand and a credit facility to support margin requirements specifically related to contracts entered into by EMMT related to the Midwest Generation plants. In addition, EME has cash on hand and a credit facility to provide credit support to subsidiaries. For discussion on available borrowing capacity under Midwest Generation and EME credit facilities, see "—Available Liquidity." Also, for further discussion, see "—EME's Liquidity as a Holding Company."

EME's Liquidity as a Holding Company

At June 30, 2010, EME had cash and cash equivalents and short-term investments of $333 million to meet liquidity needs as well as $464 million of capacity under its credit facility. EME's cash and cash equivalents included $188 million held directly by EME, as well as cash and cash equivalents related to EMMT of $143 million (which can be loaned or distributed to EME, subject to applicable corporate and other laws). Because EME, as a holding company, does not directly own any revenue-producing generation facilities, EME relies on cash distributions and tax payments from its projects to pay debt service, tax payments, contractual obligations and general and administrative expenses. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project-level debt obligations. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. For further discussion, see "—Dividend Restrictions in Major Financings."

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

The following table sets forth the major components of the interest coverage ratio:

	12 Months Ended
(in millions)	June 30, 2010	December 31, 2009

Funds Flow Available for Interest Distributions
Midwest Generation	$95	$200
Homer City	97	75
Big 4 Projects	71	62
Viento Funding II, Inc.[1]	4	167
U.S. Treasury grants	92	—
Renewables	84	41
Other projects	75	47
Tax payments received from subsidiaries	57	68
Realized trading income	86	36
Tax allocation receipts (payments)	196	139
Operating expenses	(149)	(151)
Other items, net	(47)	(14)

	$661	$670

Net Interest Expense EME corporate debt	$243	$261
Addback: Capitalized interest	32	19
Powerton-Joliet intercompany notes	112	112
EME interest income	(1)	(2)

	$386	$390

Ratio	1.72	1.72
Covenant threshold (not less than)	1.20	1.20

1
The proceeds of the Viento Funding II wind financing, net of financing costs, were distributed to EME in 2009.

Corporate-Debt-to-Capital Ratio

The following table sets forth the major components of the corporate-debt-to-capital ratio:

(in millions)	June 30, 2010	December 31, 2009

Corporate Debt
Indebtedness for money borrowed	$3,700	$3,700
Powerton-Joliet termination value	987	1,046
Letters of credit	103	104

	$4,790	$4,850

Corporate Capital
Common shareholder's equity	$2,776	$2,761
Less:
Non-cash cumulative changes in accounting	(9)	1
Accumulated other comprehensive income	(23)	(78)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to Mission Energy Holding Company for repayment of 13.5% notes	899	899

	4,230	4,170

Corporate debt	4,790	4,850

	$9,020	$9,020

Corporate-debt-to-capital ratio	0.53	0.54
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at June 30, 2010 or for the 12 months ended June 30, 2010:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.16 to 1
Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.53 to 1

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

 EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from the sale or disposition of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At June 30, 2010, the maximum permissible sale or disposition of EME assets is determined as follows:

(in millions)

Consolidated Net Tangible Assets
Total consolidated assets	$8,641
Less:
Consolidated current liabilities	495
Intangible assets	96

$8,050

10% Threshold	$805

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

Contractual Obligations and Contingencies

Fuel Supply and Transportation Contracts

For a discussion of fuel supply contracts and coal transportation agreements, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Commitments—Fuel Supply and Transportation Contracts."

Midwest Generation New Source Review Lawsuit

For a discussion of the Midwest Generation New Source Review Lawsuit, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit."

Homer City New Source Review Notice of Violation

For a discussion of the Homer City New Source Review Notice of Violation, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Homer City New Source Review Notice of Violation."

 Off-Balance Sheet Transactions

For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 86 of EME's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report.

Environmental Matters and Regulations

For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report, except as set forth in "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Environmental Developments."

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Midwest Generation plants
Northern Illinois Hub	$33.44	$30.08
Homer City facilities
PJM West Hub	$43.88	$41.40
Homer City Busbar	38.28	38.01

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at June 30, 2010:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2010
July	$40.32	$53.39
August	39.34	52.04
September	31.05	42.66
October	26.59	40.15
November	30.05	41.16
December	32.43	44.25
2011 calendar "strip"[2]	$32.75	$45.54

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

EMMT engages in hedging activities for the fossil-fueled facilities to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load-serving transactions and forward contracts accounted for on the accrual basis) as of June 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010		2011		2012
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	9,835	$42.87	14,152	$37.93	2,040	$41.37
Homer City facilities[2]
PJM West Hub	2,540	71.19	2,428	52.15	1,182	51.78

Total	12,375		16,580		3,222

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

In addition, as of June 30, 2010, EMMT had entered into 1.5 bcf of natural gas futures contracts (equivalent to approximately 255 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

 Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at June 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

July 1, 2010 to May 31, 2011 Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
Homer City	1,884	(211)	1,673	1,813	174.29	(140)	$55.36	184.24
June 1, 2011 to May 31, 2012 Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013 Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(148)	1,736	1,736	133.37	—	—	133.37
June 1, 2013 to May 31, 2014 Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[3]

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

3
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 MW-day.

The RPM auction capacity prices for the delivery period of June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $27.73 per MW-day was substantially lower than other areas' capacity prices. The impact of lower capacity prices for this period compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

Basis Risk

During the six months ended June 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 11% and 1%, respectively, compared to 17% and less than 1%, respectively, during the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 13% and 8%, respectively.

 Coal and Transportation Price Risk

The Midwest Generation plants and Homer City facilities purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2010 for the remainder of 2010 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]

	July through December 2010	2011	2012	2013

Midwest Generation plants[2]	10.2	11.7	9.8	—
Homer City facilities	2.5	4.2	1.7	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City facilities.

2
In July 2010, Midwest Generation entered into additional contracts for the purchase of 3.9 million tons of coal for 2011.

EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $62.75 per ton at July 2, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $13.05 per ton at July 2, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

EME has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. EME is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

EME purchases (or sells) emission allowances for the fossil-fueled facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, EME is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $50 per ton during the six months ended June 30, 2010 from $65 per ton in 2009. The average purchase price of annual NOx allowances decreased to $974 per ton during the six months ended June 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $15 per ton and $465 per ton, respectively, at June 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2010, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

	June 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$133	$(28)	$105
A-	120	(6)	114
BBB+	27	—	27
BBB	23	—	23
BBB-	23	—	23
Below investment grade	20	(18)	2

Total	$346	$(52)	$294

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

The credit risk exposure set forth in the above table is comprised of $139 million of net accounts receivable and payables and $207 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $108 million cash margin in the aggregate with PJM, New York Independent System Operator (NYISO), Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The fossil-fueled facilities sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 67% of EME's consolidated operating revenues for the six months ended June 30, 2010. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At June 30, 2010, EME's account receivable due from PJM was $66 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing." The fair market values of fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated construction loan and long-term obligations (including current portion) was $2.8 billion at June 30, 2010, compared to the carrying value of $4.1 billion.

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

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. An August status hearing has been scheduled, at which time a schedule for responses to the amended complaints and other procedural matters will be determined.

Homer City New Source Review Notice of Violation

Recent Developments

In May 2010, Homer City received an NOV from the US EPA. The new NOV alleges claims similar to those in the 2008 NOV, but it adds nonattainment New Source Review requirements to the alleged PSD violations. It also adds two prior owners of the Homer City facilities as parties.

In July 2010, Homer City received a 60-day Notice of Intent to Sue signed by the State of New York and the PADEP, stating their intent to file a citizen suit based on the same or similar theories advanced by the US EPA in the NOV. The Notice of Intent to Sue also named the sale-leaseback owner participants of the Homer City facilities, Homer City's general partner and limited partner, and two prior owners of the Homer City facilities.

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

The complaint asks the Court for an order finding the supply agreement void and unenforceable or, in the alternative, for an order reforming its price escalation provisions to conform to the contracting parties' intent. The complaint also requests an order of specific performance requiring the Mitsubishi entities to honor their warranties with respect to equipment already purchased, an award of monetary damages (including exemplary and punitive damages), and an accounting of all amounts due under the supply agreement, including reimbursement to EME of amounts previously paid for units it can no longer use and is excused from accepting, together with prejudgment interest, and such other relief as the Court may deem just and proper. In June 2010, EME filed a motion to amend its complaint to include, among other things, additional support for its claims.

The failure of the Mitsubishi entities to perform certain previously contracted services pertaining to the Taloga project, including delivery and commissioning of turbines still in storage, could delay the development of the Taloga project. If the Taloga project does not achieve commercial operation by March 31, 2011, subject to extension under certain circumstances, Taloga's offtaker could seek to terminate or renegotiate its power purchase agreement.

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
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	August 5, 2010