Form 10-Q
period 2010-09-30
EDISON MISSION ENERGY
filed 2010-10-29
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        Number of shares outstanding of the registrant's Common Stock as of October 29, 2010: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AOI	adjusted operating income (loss)
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
Fossil-fueled facilities	Midwest Generation fossil-fueled power plants and Homer City electric generating station
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Illinois EPA	Illinois Environmental Protection Agency
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

v

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Operating Revenues	$691	$593	$1,835	$1,762
Operating Expenses
Fuel	228	228	602	587
Plant operations	135	131	523	426
Plant operating leases	44	44	133	132
Depreciation and amortization	62	62	181	174
Administrative and general	43	48	133	144

Total operating expenses	512	513	1,572	1,463

Operating income	179	80	263	299

Other Income (Expense)
Equity in income from unconsolidated affiliates	60	60	99	88
Dividend income	1	1	18	11
Interest income	—	—	2	6
Interest expense	(64)	(78)	(198)	(225)

Total other expense	(3)	(17)	(79)	(120)

Income from continuing operations before income taxes	176	63	184	179
Provision for income taxes	58	10	11	27

Income from Continuing Operations	118	53	173	152
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 5)	(5)	(1)	4	(5)

Net Income	113	52	177	147

Net (Income) Loss Attributable to Noncontrolling Interests	—	1	—	2

Net Income Attributable to EME Common Shareholders	$113	$53	$177	$149

Amounts Attributable to EME Common Shareholders
Income from continuing operations, net of tax	$118	$54	$173	$154
Income (loss) from discontinued operations, net of tax	(5)	(1)	4	(5)

Net Income Attributable to EME Common Shareholders	$113	$53	$177	$149

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net Income	$113	$52	$177	$147
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Amortization of net loss and prior service adjustment included in expense, net of tax	—	1	—	2
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $29 and $(4) for the three months and $41 and $44 for the nine months ended September 30, 2010 and 2009, respectively	43	(5)	61	56
Reclassification adjustments included in net income, net of income tax benefit of $5 and $52 for the three months and $54 and $75 for the nine months ended September 30, 2010 and 2009, respectively	(7)	(72)	(80)	(104)

Other comprehensive income (loss)	36	(76)	(19)	(46)

Comprehensive Income (Loss)	149	(24)	158	101

Comprehensive Loss Attributable to Noncontrolling Interests	—	1	—	2

Comprehensive Income (Loss) Attributable to EME Common Shareholders	$149	$(23)	$158	$103

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	September 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$1,097	$796
Accounts receivable—trade	141	201
Receivables from affiliates	8	93
Inventory	221	196
Derivative assets	105	197
Restricted cash	15	69
Margin and collateral deposits	89	120
Prepaid expenses and other	63	190

Total current assets	1,739	1,862

Investments in Unconsolidated Affiliates	578	361

Property, Plant and Equipment	6,884	6,279
Less accumulated depreciation and amortization	1,690	1,474

Net property, plant and equipment	5,194	4,805

Other Assets
Deferred financing costs	53	43
Long-term derivative assets	74	81
Restricted deposits	42	40
Rent payments in excess of levelized rent expense under plant operating leases	1,186	1,038
Other long-term assets	216	403

Total other assets	1,571	1,605

Total Assets	$9,082	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	September 30, 2010	December 31, 2009

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$79	$97
Payables to affiliates	19	14
Accrued liabilities	182	247
Derivative liabilities	6	5
Interest payable	101	30
Deferred taxes	131	119
Current maturities of long-term obligations	43	37
Construction loans	98	—

Total current liabilities	659	549

Long-term obligations net of current maturities	4,087	3,929
Deferred taxes and tax credits	677	672
Deferred revenues	163	153
Long-term derivative liabilities	32	15
Other long-term liabilities	533	478

Total Liabilities	6,151	5,796

Commitments and Contingencies (Note 10)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of September 30, 2010 and December 31, 2009	64	64
Additional paid-in capital	1,339	1,339
Retained earnings	1,464	1,280
Accumulated other comprehensive income	59	78

Total EME common shareholder's equity	2,926	2,761

Noncontrolling Interests	5	76

Total Equity	2,931	2,837

Total Liabilities and Equity	$9,082	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$177	$147
(Income) loss from discontinued operations	(4)	5

Income from continuing operations, net	173	152
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Equity in income from unconsolidated affiliates	(98)	(86)
Distributions from unconsolidated affiliates	75	46
Depreciation and amortization	190	180
Deferred taxes and tax credits	35	314
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	31	(118)
Decrease (increase) in accounts receivables	147	(70)
Increase in inventory	(22)	(28)
Decrease in prepaid expenses and other	—	39
Decrease (increase) in restricted cash	53	(148)
Increase in rent payments in excess of levelized rent expense	(148)	(161)
Decrease in accounts payable and other current liabilities	(129)	(130)
Increase in interest payable	71	71
Decrease (increase) in derivative assets and liabilities	86	(55)
Proceeds from U.S. Treasury grants	92	—
Other operating—assets	8	12
Other operating—liabilities	24	69

Operating cash flow from continuing operations	588	87
Operating cash flow from discontinued operations	4	(5)

Net cash provided by operating activities	592	82

Cash Flows From Financing Activities
Borrowings on long-term debt	118	189
Payments on long-term debt agreements	(26)	(409)
Borrowings under construction loans	98	—
Payments to affiliates related to stock-based awards	(2)	(2)
Financing costs	(16)	(14)

Net cash provided by (used in) financing activities from continuing operations	172	(236)

Cash Flows From Investing Activities
Capital expenditures	(469)	(177)
Proceeds from return of capital and loan repayments and sale of assets	16	11
Purchase of interest of acquired companies	(4)	(7)
Maturities of short-term investments	1	2
Decrease in restricted cash	—	3
Investments in other assets	(7)	(277)

Net cash used in investing activities from continuing operations	(463)	(445)

Net increase (decrease) in cash and cash equivalents	301	(599)
Cash and cash equivalents at beginning of period	796	1,807

Cash and cash equivalents at end of period	$1,097	$1,208

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in millions)	September 30, 2010	December 31, 2009

Cash	$258	$106
Money market funds	839	690

Total cash and cash equivalents	$1,097	$796

The carrying value of cash equivalents, which consists of money market funds, equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

 Inventory

Inventory is stated at the lower of weighted average cost or market. Inventory consisted of the following:

(in millions)	September 30, 2010	December 31, 2009

Coal, fuel oil and other raw materials	$150	$132
Spare parts, materials and supplies	71	64

Total	$221	$196

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

In assessing nonperformance risks, EME reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $2 million at September 30, 2010.

The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$854	$—	$—	$—	$854

Derivatives
Electricity	$—	$192	$135	$(148)	$179
Natural gas	3	—	—	(3)	—
Fuel oil	10	—	—	(10)	—

Total commodity contracts	13	192	135	(161)	179

Total derivatives	$13	$192	$135	$(161)	$179

Liabilities at Fair Value
Derivatives
Electricity	$—	$(37)	$(13)	$44	$(6)
Natural gas	—	(3)	—	—	(3)
Coal	—	(3)	—	3	—

Total commodity contracts	—	(43)	(13)	47	(9)
Interest rate contracts	—	(29)	—	—	(29)

Total derivatives	$—	$(72)	$(13)	$47	$(38)

	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$758	$—	$—	$—	$758

Derivatives
Electricity	$—	$235	$179	$(136)	$278
Natural gas	2	—	—	(2)	—
Fuel oil	15	—	—	(15)	—

Total commodity contracts	17	235	179	(153)	278

Total derivatives	$17	$235	$179	$(153)	$278

Liabilities at Fair Value
Derivatives
Electricity	$—	$(85)	$(6)	$73	$(18)
Natural gas	(3)	(1)	—	4	—

Total commodity contracts	(3)	(86)	(6)	77	(18)
Interest rate contracts	—	(2)	—	—	(2)

Total derivatives	$(3)	$(88)	$(6)	$77	$(20)

1
At September 30, 2010 and December 31, 2009, included in cash and cash equivalents and restricted cash, and at December 31, 2009, also included in prepaid expenses and other on EME's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
(in millions)	Deriva- tives	Deriva- tives	Money Market Funds	Deriva- tives	Deriva- tives	Money Market Funds

Fair value at beginning of periods	$166	$240	$1	$173	$213	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	24	30	—	51	127	—
Included in accumulated other comprehensive income (loss)	1	—	—	5	—	—
Purchases and settlements, net	(73)	(55)	—	(116)	(113)	(2)
Transfers in or out of Level 3	4	1	—	9	(11)	—

Fair value at September 30	$122	$216	$1	$122	$216	$1

Change during the periods in unrealized gains (losses) related to assets and liabilities, net held at September 30[1]	$(3)	$38	$—	$1	$75	$—

1
Reported in operating revenues on EME's consolidated statements of income.

EME determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Transfers in and out of Levels 1 and 2 were not significant during the third quarters and nine months ended September 30, 2010 and 2009.

Long-term Obligations

The carrying amounts and fair values of EME's long-term obligations were as follows:

	As of September 30, 2010		As of December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term obligations, including current portion	$4,130	$3,180	$3,966	$3,150

In assessing the fair value of EME's long-term obligations, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value.

The carrying amount of trade receivables, payables and construction loans approximates fair value and, therefore, is not included in the table above.

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

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

September 30, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	26,322	[1]	15,995	[3]	33,485
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	16,529	[3]	35,741
Electricity	Capacity	Sales	MW-Day (in thousands)	195	[2]	—		150	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	12	[2]	—		461	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	10,977	[4]
Electricity	Congestion	Purchases	GWh	—		1,016	[4]	210,974	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		0.6		37.3
Natural gas	Forwards/Futures	Purchases	bcf	—		—		36.4
Fuel oil	Forwards/Futures	Sales	barrels	—		150,000		319,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000		329,000
Coal	Forwards/Futures	Sales	tons	—		—		1,794,750
Coal	Forwards/Futures	Purchases	tons	—		—		1,748,250

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$145	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

December 31, 2009
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	24,355	[1]	26,838	[3]	23,306
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	25,971	[3]	23,404
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	1	[2]	597	[2]
Electricity	Capacity	Purchases	MW-Day	11	[2]	2	[2]	736	[2]
			(in thousands)
Electricity	Congestion	Sales	GWh	—		136	[4]	10,212	[4]
Electricity	Congestion	Purchases	GWh	—		1,576	[4]	181,930	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3		30.8
Natural gas	Forwards/Futures	Purchases	bcf	—		—		30.6
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		120,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000		120,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$160	June 2016

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

September 30, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Non-trading activities
Cash flow hedges	$151	$33	$184	$4	$36	$40	$144
Economic hedges	108	7	115	101	7	108	7
Trading activities	246	137	383	209	70	279	104

	505	177	682	314	113	427	255
Netting and collateral received[1]	(400)	(103)	(503)	(308)	(81)	(389)	(114)

Total	$105	$74	$179	$6	$32	$38	$141

December 31, 2009
Non-trading activities
Cash flow hedges	$240	$17	$257	$69	$6	$75	$182
Economic hedges	202	8	210	180	—	180	30
Trading activities	234	111	345	182	41	223	122

	676	136	812	431	47	478	334
Netting and collateral received[1]	(479)	(55)	(534)	(426)	(32)	(458)	(76)

Total	$197	$81	$278	$5	$15	$20	$258

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$175	$398
Effective portion of changes in fair value	102	100
Reclassification from accumulated other comprehensive income to net income	(134)	(179)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30	$143	$319

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2010 and 2009 were $86 million and $192 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

EME recorded a net gain of $4 million and $11 million during the third quarters of 2010 and 2009, respectively, and $5 million and $16 million during the nine months ended September 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of income is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenues	$7	$19	$—	$35
	Fuel costs	2	(2)	—	12
Trading activities	Operating revenues	28	16	108	43

Contingent Features/Credit Related Exposure

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

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

(in millions)	September 30, 2010	December 31, 2009

Collateral provided to counterparties
Offset against derivative liabilities	$4	$49
Reflected in margin and collateral deposits	89	120
Collateral received from counterparties
Offset against derivative assets	118	124

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$105	$(27)	$78
Current period change	(19)	—	(19)

Balance at September 30, 2010	$86	$(27)	$59

1
For further detail, see Note 8—Compensation and Benefit Plans.

Included in accumulated other comprehensive income at September 30, 2010 was $104 million, net of tax, in unrealized gains on commodity-based cash flow hedges; and an $18 million, net of tax, unrealized loss related to interest rate hedges. The maximum period over which a cash flow hedge is designated is through March 31, 2026.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $89 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.

 Note 5. Discontinued Operations

Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Income (loss) before income taxes	$(4)	$(1)	$11	$(7)
Provision (benefit) for income taxes	1	—	7	(2)

Income (loss) from operations of discontinued foreign subsidiaries	$(5)	$(1)	$4	$(5)

During the nine months ended September 30, 2010, EME made payments of $41 million for a tax indemnity related to EME's previous sale of an international project. EME recorded year-to-date discontinued operations income before taxes of $11 million due primarily to expiration of a contract indemnity during the first nine months of 2010 and changes in foreign exchange rates.

Discontinued operations includes $2 million, net adjustments to unrecognized tax benefits. For further detail, see Note 9—Income Taxes.

 Note 6. Consolidated Statement of Changes in Equity

Consolidated statement of changes in equity at the beginning and the end of the nine months ended September 30, 2009 and 2010:

		EME Shareholder's Equity
(in millions)	Total Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest

Balance at December 31, 2008	$2,764	$64	$1,335	$1,085	$200	$80
Net income (loss)	147			149		(2)
Other comprehensive loss	(46)				(46)
Payments to Edison International for stock purchases related to stock-based compensation	(2)			(2)
Other stock transactions, net	3		3

Balance at September 30, 2009	$2,866	$64	$1,338	$1,232	$154	$78

Balance at December 31, 2009	$2,837	$64	$1,339	$1,280	$78	$76
Impact of deconsolidation of variable interest entities (Note 7)	(71)					(71)
Cumulative effect of a change in accounting principle, net of tax[1]	10			10
Net income	177			177
Other comprehensive loss	(19)				(19)
Payments to Edison International for stock purchases related to stock-based compensation	(3)			(3)
Other stock transactions, net	5		5
Purchase of noncontrolling interests[2]	(5)		(5)

Balance at September 30, 2010	$2,931	$64	$1,339	$1,464	$59	$5

1
For the nine months ended September 30, 2010, reflects the impact of adopting accounting guidance related to variable interest entities.

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

Projects or Entities that are Consolidated

At September 30, 2010 and December 31, 2009, EME had majority interests in 15 wind projects with a total generating capacity of 700 MW that have minority interests held by others. The projects are located in Iowa, Minnesota, New Mexico, Nebraska and Texas. As of December 31, 2009, all of these projects were consolidated by EME. Upon the application of the new guidance effective January 1, 2010, EME deconsolidated two of these projects. See further discussion in "—Projects that are not Consolidated." In determining that EME was the primary beneficiary of the 13 projects consolidated at September 30, 2010, the key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities.

The following table presents summarized financial information of the wind projects that had minority interests held by others and were consolidated by EME:

(in millions)	September 30, 2010	December 31, 2009

Current assets	$22	$73
Net property, plant and equipment[1]	669	944
Other long-term assets	2	2

Total assets[1]	$693	$1,019

Current liabilities	$15	$17
Long-term obligations net of current maturities	17	20
Deferred revenues	57	58
Other long-term liabilities	19	21

Total liabilities	$108	$116

Noncontrolling interests	$4	$76

1
Amounts included assets of $253 million ($247 million of net property, plant and equipment) that were deconsolidated on January 1, 2010.

Assets serving as collateral for the debt obligations had a carrying value of $75 million and $81 million at September 30, 2010 and December 31, 2009, respectively, and primarily consist of property, plant and equipment.

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

The following table presents the summarized financial information of the Ambit project consolidated by EME:

(in millions)	September 30, 2010

Current assets	$15
Net property, plant and equipment	80
Other long-term assets	4

Total assets	$99

Current liabilities	$12
Long-term obligations net of current maturities	64
Deferred revenues	14
Other long-term liabilities	2

Total liabilities	$92

Substantially all of the assets above are pledged as collateral for the partnership's debt obligations.

The consolidated statements of income and cash flows for the nine months ended September 30, 2010 were not significantly impacted by the consolidation of the Ambit project.

Projects that are not Consolidated

EME accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. As of September 30, 2010 and December 31, 2009, EME had five significant variable interests in projects that are not consolidated consisting of the Big 4 projects and the Sunrise project. The following table presents summarized financial information of these five significant projects:

	Nine Months Ended September 30,
(in millions)	2010	2009

Revenues	$600	$549
Expenses	(440)	(390)

Net income	$160	$159

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

The following table presents the carrying amount of EME's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	As of September 30, 2010
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$360	$360
Wind projects	218	218

EME's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EME's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EME. Accordingly, a default on a long-term financing of a project could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's investment, but would not require EME to contribute additional capital. At September 30, 2010, entities which EME has accounted for under the equity method had indebtedness of $141 million, of which $53 million is proportionate to EME's ownership interest in these projects.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to EME's pension plans were $19 million for the nine months ended September 30, 2010 and are estimated at $3 million for the last three months of 2010.

The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$4	$3	$12	$10
Interest cost	3	3	10	9
Expected return on plan assets	(2)	(1)	(7)	(5)
Amortization of net loss	1	1	2	3

Total expense	$6	$6	$17	$17

Postretirement Benefits Other Than Pensions

Contributions to EME's postretirement benefits other than pensions were $1 million for the nine months ended September 30, 2010 and are estimated at $1 million for the last three months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$1	$1	$2	$2
Interest cost	1	2	4	5
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net loss	—	—	—	1

Total expense	$2	$3	$5	$7

Note 9. Income Taxes

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations attributable to common shareholders:

	Nine Months Ended September 30,
(in millions)	2010	2009

Provision for income tax at federal statutory rate of 35%	$65	$63
State tax—net of federal benefit (excludes state tax settlement)	5	13
Production tax credits	(45)	(40)
Federal settlement of tax disputes	—	(6)
Resolution of 1986-2002 state tax issues	(16)	—
Other	2	(3)

Income tax expense from continuing operations	$11	$27

EME recorded a tax benefit of $16 million in 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for the tax years 1986 through 2002.

During the nine months ended September 30, 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. EME recorded an income tax benefit of $6 million due to the settlement and related estimated impact of interest and state income taxes.

 Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	Nine Months Ended September 30, 2010

Balance at January 1	$115
Tax positions taken during the current year
Increases	—
Decreases	—
Tax positions taken during a prior year
Increases	78
Decreases	(72)
Decreases for settlements during the period	(8)

Balance at September 30	$113

As of September 30, 2010, if recognized, $110 million of unrecognized tax benefits would impact the effective tax rate.

The Internal Revenue Service examination phase of Edison International's federal income tax returns for tax years 2003 through 2006 is anticipated to be completed by the end of 2010. During the third quarter, Edison International received a proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which, if sustained, would result in federal and state tax payments of approximately $152 million, including interest. The Internal Revenue Service examination team is considering whether to assess penalties in addition to this proposed tax adjustment. Edison International does not agree with the proposed adjustment and expects to file an appeal with the Internal Revenue Service after the examination phase is completed. In addition, the Internal Revenue Service examination team, during the third quarter, has informed Edison International that it has completed its review of certain other tax positions and will not be proposing adjustments.

Note 10. Commitments and Contingencies

Contractual Obligations

Project Financing

Laredo Ridge

In July 2010, EME completed through its subsidiary, Laredo Ridge Wind, LLC, a non-recourse financing of its interests in the Laredo Ridge wind project. The financing included: a $75 million construction loan required to be converted to a 15-year amortizing term loan by August 31, 2011, subject to meeting specified conditions; a $53 million bridge loan, secured by the expected U.S. Treasury grant, immediately due to be fully repaid upon receipt of the U.S. Treasury grant and no later than December 31, 2011; a $9 million letter of credit facility; and a $3 million working capital facility.

Interest under the construction loan and the term loan will accrue at LIBOR plus 2.75% initially, with the rate increasing 0.125% after the third, sixth, ninth and twelfth years. Pursuant to the financing agreement, Laredo Ridge entered into a forward starting interest rate swap agreement at 3.46% to hedge the majority of the variable interest rate debt effective March 31, 2011, the same date EME estimates that the construction loan will convert to the term loan. Interest under the bridge loan will accrue at LIBOR plus 2.50%.

As of September 30, 2010, there was $20 million outstanding under the construction loan at a weighted average interest rate of 3.01% classified as a construction loan and $50 million outstanding under the bridge loan at a weighted average interest rate of 2.76% classified as long-term obligations, both on EME's consolidated balance sheet, and $3 million of outstanding letters of credit.

Cedro Hill

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

Interest under the construction loan and the term loan will accrue at LIBOR plus 3% initially, with the rate increasing 0.125% after the third, sixth, ninth and eleventh years and 0.25% after the thirteenth year. Pursuant to the financing agreement, Cedro Hill Wind entered into a forward starting interest rate swap agreement at 4.29% to hedge the majority of the variable interest rate debt effective December 31, 2010, the same date EME estimates that the construction loan will convert to the term loan.

As of September 30, 2010, there was $78 million outstanding under the construction loan at a weighted average interest rate of 3.26% classified as a construction loan on EME's consolidated balance sheet and $11.5 million of outstanding letters of credit.

Long-Term Debt

EME consolidated the Ambit project on January 1, 2010. At September 30, 2010, this project had $71 million of bonds payable, which are supported by a letter of credit. Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. The average interest rate for the nine months ended September 30, 2010 was 0.27%. Annual maturities of this debt at September 30, 2010 for the next five years are summarized as follows: $8 million in 2010, $8 million in 2011, $9 million in 2012, $10 million in 2013, and $10 million in 2014.

The Ambit project is required to maintain funded reserve accounts primarily for debt servicing and maintenance costs. The required reserve account balance at September 30, 2010 was $24 million and was under funded by $15 million. The underfunded reserve does not create an event of default under the loan, but does restrict distributions from the Ambit project.

Commitments

Capital Improvements

At September 30, 2010, EME's subsidiaries had firm commitments to spend approximately $199 million during the remainder of 2010 and $79 million in 2011 on capital and construction expenditures. These expenditures primarily relate to the construction of wind projects. EME intends to fund these expenditures through project-level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

 Turbine Commitments

EME has entered into various turbine supply agreements with vendors to support its wind development efforts. As of September 30, 2010, EME had commitments, excluding turbines subject to the legal dispute described below, to purchase 46 wind turbines (69 MW) and had 2 wind turbines (6 MW) in storage to be used for future wind projects. EME has payment commitments related to wind turbines of $82 million due in 2011.

Excluded from the turbine commitments referred to above are commitments under a turbine supply agreement between Mitsubishi Power Systems Americas, Inc. and EME, which was subject to a legal dispute as of September 30, 2010. On October 8, 2010, EME and the Mitsubishi entities entered into a settlement agreement with respect to the dispute. As a result of the settlement agreement, EME's $68 million deposit previously paid under the original contract will be applied to the purchase price for 23 wind turbines (55 MW). Within the next three years, EME may elect to deploy 60 additional wind turbines (144 MW). EME may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. EME further agreed to payments of up to $40 million for settlement of remaining disputes on turbines purchased.

Fuel Supply and Transportation Contracts

At September 30, 2010, Midwest Generation and Homer City had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these minimum commitments are estimated to aggregate $883 million, summarized as follows: $136 million for the remainder of 2010, $461 million in 2011, $253 million in 2012, and $33 million in 2013.

At September 30, 2010, Midwest Generation and Homer City each had contractual agreements for the transport of coal to their respective facilities. The commitments under these contracts are based on either actual coal purchases or minimum quantities. Accordingly, contractual obligations for transportation based on actual coal purchases are derived from committed coal volumes set forth in fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $300 million, summarized as follows: $75 million for the remainder of 2010, and $225 million in 2011.

Letters of Credit

At September 30, 2010, letters of credit under EME's credit facility aggregated $101 million and were scheduled to expire as follows: $6 million in 2010 and $95 million in 2011. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $32 million and were scheduled to expire as follows: $2 million in 2010 and $30 million in 2011.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 220 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2010. Midwest Generation had recorded a $57 million liability at September 30, 2010 for previous, pending and future claims.

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

 Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At September 30, 2010, EME had recorded a liability of $42 million related to these matters.

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

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation and EME have filed a motion to dismiss the amended complaints, and a status hearing has been scheduled for February 2011.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the U.S. Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

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

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of EME at such time. EME cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at September 30, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to EME's financial position.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of selective non-catalytic reduction (SNCR) technology on multiple units to meet the NOx portion of the CPS, and is engaged with the Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization (FGD) technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available.

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

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for carbon dioxide equivalents in the final rule are as follows:

January - June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 - June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Numerous legal challenges to the GHG tailoring rule have been filed. As written, the rule applies to all sources meeting the thresholds that are built or modified after January 1, 2011. If controls are required to be installed at the facilities of EME's subsidiaries in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Pennsylvania and Illinois) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for revision.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

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

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require EME to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations. Comments on the proposed regulations are due November 19, 2010.

 Note 11. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash paid (received)
Interest (net of amount capitalized1)	$145	$154
Income taxes	(100)	(124)
Cash payments under plant operating leases	280	293
Non-cash activities from consolidation of variable interest entity
Assets	$94	$—
Liabilities	99	—
Non-cash activities from deconsolidation of variable interest entities
Assets	$249	$—
Liabilities	253	—

1
Interest capitalized for the nine months ended September 30, 2010 and 2009 was $38 million and $11 million, respectively.

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2009, and as compared to the third quarter of 2009 and nine months ended September 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2009.

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
EME's renewables program, and

•
EME's liquidity.

The overview is presented as an update to the overview presented in EME's 2009 annual report on Form 10-K. For additional information on these topics, refer to "Management's Overview" on page 48 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Highlights of Operating Results

Net income attributable to EME common shareholders is comprised of the following components:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change

Net income attributable to EME common shareholders	$113	$53	$60	$177	$149	$28

Non-Core Items
Income (loss) from discontinued operations	(5)	(1)	(4)	4	(5)	9
Settlement of tax disputes	(4)	—	(4)	16	6	10

Total non-core items	(9)	(1)	(8)	20	1	19

Core Earnings	$122	$54	$68	$157	$148	$9

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

EME's third quarter 2010 core earnings were higher than third quarter 2009 core earnings primarily due to the following:

•
$77 million increased pre-tax income from Midwest Generation and Homer City mostly from higher average realized energy prices, higher capacity revenues and a gain from the sale of bankruptcy claims against Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings Inc., collectively referred to as Lehman. Energy and fuel related unrealized losses during the third quarter of 2010 were $13 million compared to unrealized gains of $6 million during the same period last year.

EME's core earnings for the nine months ended September 30, 2010 were higher than core earnings for the nine months ended September 30, 2009 primarily due to the following pre-tax items:

•
$65 million increased energy trading revenues due to congestion and basis trading.

•
$23 million decreased interest expense, net of interest income, primarily due to the increase in the capitalization of interest on projects under construction.

•
$17 million increased income from distributions received from the March Point and Doga projects.

•
$13 million decreased corporate expenses due primarily to lower renewable energy development expenses.

The increases were partially offset by the following pre-tax items:

•
$109 million decreased income from Midwest Generation and Homer City primarily as a result of higher plant maintenance costs during the first half of 2010. In addition, operating revenues were lower due to lower realized energy prices and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues and the sale of the bankruptcy claims discussed above. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Energy and fuel related unrealized losses during the nine months ended September 30, 2010 were $30 million compared to unrealized gains of $45 million during the same period last year. Results for the nine months ended September 30, 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "Market Risk Exposures."

Consolidated non-core items for EME included:

•
An earnings benefit of $16 million recorded in the nine months ended September 30, 2010 related to the acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002 as part of the federal settlement of tax disputes and revision to interest on federal disputed tax items.

Environmental Developments

Midwest Generation Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of selective non-catalytic reduction (SNCR) technology on multiple units to meet the NOx portion of the CPS, and is engaged with the

Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization (FGD) technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

US EPA Developments

For information regarding recent developments in environmental regulations, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Environmental Developments."

EME's Renewables Program

EME has five projects totaling 630 MW under construction. In the third quarter, the Community Wind North project, which EME refers to as the CWN project, was moved into construction. The CWN project, a 30 MW wind project in Minnesota, utilizes 28 MW of turbines previously in storage and one turbine on order. In addition to the projects in construction mentioned above, EME anticipates that construction will begin in 2011 on the Pinnacle project, a 55 MW wind project in West Virginia.

EME had a development pipeline of potential wind projects with projected installed capacity of approximately 3,700 MW at September 30, 2010. EME has entered into various turbine supply agreements with vendors to support its wind development efforts. Adjusted for the turbines which EME may elect to deploy related to the Mitsubishi agreement described below, EME has commitments to purchase 46 wind turbines (69 MW) to be used for future wind projects. During the second quarter of 2010, EME deferred the delivery and $82 million in payments for 69 MW of turbines to January 2011.

If EME is unable to develop new projects on acceptable terms and conditions, EME may terminate the turbine order for these 69 MW, which would result in a material charge related to deposits previously made with the vendor.

The pace of additional growth in EME's renewables program will be subject to the availability of projects that meet EME's requirements and the capital needed for development, which will be affected by the extent of internally generated cash flow and future decisions about capital expenditures for environmental compliance by its coal fleet. Consequently, pending substantial progress on or financing of the environmental retrofits, growth of the renewables program may depend upon the availability of third-party capital.

Mitsubishi Lawsuit

On October 8, 2010, an agreement was reached to settle disputes included in the complaint filed by EME against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. As a result of this agreement, EME committed to purchase on amended terms 23 wind turbines (55 MW), agreed to certain price adjustments on the turbines purchased under the original contract, may elect to deploy 60 additional wind turbines (144 MW) that were part of the original contract, and may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. For additional information regarding the settlement, see "Legal Proceedings" in Part II of this quarterly report.

EME's Liquidity

At September 30, 2010, EME had cash and cash equivalents of $596 million to meet liquidity needs as well as $463 million of capacity under its credit facility. Expenditures for NOx and SO2 controls through 2012 (estimated at $315 million), are anticipated to be funded through operating cash flow and available credit facilities. EME has not yet committed to the completion of environmental compliance activities for all the Midwest Generation plants. Depending upon the facilities selected to be retrofit and the timing of funding requirements beyond the near term, EME may utilize operating cash flow or seek debt financing to fund capital expenditures.

Capital expenditures to complete renewable-related projects through 2011 are projected to be $511 million at September 30, 2010. EME anticipates that renewable project capital investment will be funded using construction financing, U.S. Treasury grants and existing EME liquidity. The following table summarizes the projected funding sources:

(in millions)

Secured project financings
Big Sky[1]	$138
Cedro Hill[1]	57
Laredo Ridge[1]	59
Anticipated U.S. Treasury grants[2]	340

$594

1
Remaining available balance at September 30, 2010.

2
Anticipated U.S. Treasury grants are based on estimated costs at completion of construction for renewable projects scheduled to be completed in 2011. The anticipated grants have been reduced by a bridge loan on the Laredo Ridge project that is due when the related grants funds are received. Funding sources in excess of the forecast capital expenditures are planned to be used for general corporate purposes.

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

The following section and table provide a summary of results of EME's operating projects and corporate expenses for the third quarters of 2010 and 2009 and nine months ended September 30, 2010 and 2009, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (AOI) of EME's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Midwest Generation plants	$150	$69	$198	$257
Homer City facilities	48	52	85	135
Renewable energy projects	8	—	37	37
Energy trading	27	13	105	40
Big 4 projects	33	27	49	44
Sunrise	27	30	30	31
Doga	—	—	15	8
March Point	—	4	17	7
Westside projects	—	(1)	1	2
Other projects	—	2	6	8
Other operating income (expense)	—	—	1	—

	293	196	544	569
Corporate administrative and general	(36)	(40)	(106)	(119)
Corporate depreciation and amortization	(5)	(4)	(13)	(10)

AOI[1]	$252	$152	$425	$440

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

The following table reconciles AOI to operating income as reflected on EME's consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

AOI	$252	$152	$425	$440
Less:
Equity in earnings of unconsolidated affiliates	60	60	99	88
Dividend income from projects	1	1	18	11
Production tax credits	12	10	45	40
Net loss attributable to noncontrolling interest	—	1	—	2

Operating Income	$179	$80	$263	$299

 Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$444	$372	$1,104	$1,096
Operating Expenses
Fuel[1]	151	164	390	397
Plant operations	93	89	361	291
Plant operating leases	19	18	56	56
Depreciation and amortization	28	27	84	81
Administrative and general	3	5	15	15

Total operating expenses	294	303	906	840

Operating Income	150	69	198	256

Other Income	—	—	—	1

AOI	$150	$69	$198	$257

Statistics[2]
Generation (in GWh)
Energy contracts	8,449	8,272	22,091	20,389
Load requirements services contract	—	—	—	1,333

Total	8,449	8,272	22,091	21,722

Aggregate plant performance
Equivalent availability	91.7%	90.1%	79.4%	83.8%
Capacity factor	70.0%	68.6%	61.7%	60.7%
Load factor	76.4%	76.1%	77.8%	72.4%
Forced outage rate	5.4%	5.3%	6.9%	6.0%
Average realized price/MWh
Energy contracts	$42.09	$38.74	$40.99	$42.11
Load requirements services contract	$—	$—	$—	$62.52
Capacity revenues only (in millions)	$79	$49	$184	$130
Average realized fuel costs/MWh	$18.08	$19.57	$17.41	$18.82

1
Included in fuel costs were $5 million and $19 million during the third quarters of 2010 and 2009, respectively, and $10 million and $52 million during the nine months ended September 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOX emission allowances to Midwest Generation were $0.4 million and $1 million during the nine months ended September 30, 2010 and 2009, respectively. Transfers of SO2 emission allowances from Midwest Generation were $5 million during the first nine months of 2010. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Midwest Generation plants increased $81 million for the third quarter ended September 30, 2010, compared to the corresponding period of 2009. The third quarter increase in AOI was primarily attributable to an increase in realized energy prices, a gain from the sale of the bankruptcy claims against Lehman, and higher capacity revenues, partially offset by unrealized losses in 2010 compared to unrealized gains in 2009. Average realized fuel costs were lower due to lower emission allowance costs.

During the third quarter of 2010, EME sold its claims against Lehman and recorded a gain of $24 million. The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman. During 2008, EME dedesignated the contracts as cash flow hedges due to nonperformance risks and recorded unrealized losses of $24 million.

AOI from the Midwest Generation plants decreased $59 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009. The 2010 decrease in AOI was primarily attributable to an increase in plant maintenance costs during the first half of 2010, lower realized energy prices and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues, a gain from the sale of the bankruptcy claims discussed above, and lower emission allowance costs. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Average realized fuel costs were lower in the nine months ended September 30, 2010 as compared to the same period in 2009 due to lower emission allowance costs partially offset by higher costs related to activated carbon, which is used to reduce mercury emissions.

Included in operating revenues were unrealized gains (losses) of $(16) million and $2 million for the third quarters of 2010 and 2009, respectively, and $(12) million and $22 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis.

Included in fuel costs were unrealized gains (losses) of $2 million and $(2) million for the third quarters of 2010 and 2009, respectively, and $(5) million and $12 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) were due to oil futures contracts which were accounted for as economic hedges related to a fuel adjustment mechanism of a rail transportation contract.

For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

 Homer City Facilities

The following table presents additional data for the Homer City facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$173	$170	$477	$496
Operating Expenses
Fuel[1]	74	65	201	192
Plant operations	20	22	96	78
Plant operating leases	25	26	77	76
Depreciation and amortization	5	4	14	12
Administrative and general	1	1	4	3

Total operating expenses	125	118	392	361

Operating Income	48	52	85	135

AOI	$48	$52	$85	$135

Statistics[2]
Generation (in GWh)	2,984	2,994	8,227	8,677
Equivalent availability	81.7%	92.7%	75.5%	86.8%
Capacity factor	71.7%	71.8%	66.5%	70.1%
Load factor	87.7%	77.5%	88.1%	80.8%
Forced outage rate	15.8%	3.8%	13.5%	7.6%
Average realized energy price/MWh	$48.04	$44.83	$49.01	$49.06
Capacity revenues only (in millions)	$28	$30	$86	$60
Average fuel costs/MWh	$24.92	$21.46	$24.48	$22.05

1
Included in fuel costs were $1 million and $5 million during the third quarters of 2010 and 2009, and $6 million and $13 million during the nine months ended September 30, 2010 and 2009, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were $5 million during the nine months ended September 30, 2010. Transfers of NOx emission allowances from Homer City were $0.4 million and $1 million during the nine months ended September 30, 2010 and 2009, respectively. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Non-GAAP Disclosures—Fossil-Fueled Facilities" and "Statistical Definitions."

AOI from the Homer City facilities decreased $4 million for the third quarter ended September 30, 2010, compared to the corresponding period of 2009. The third quarter decrease in AOI was primarily attributable to lower unrealized gains and higher coal costs, partially offset by higher average realized energy prices. Forced outages were higher in the third quarter of 2010 due to opacity-related deratings and unscheduled outages. Higher average fuel costs compared to 2009 were attributable to higher coal costs, partially offset by lower emission allowance costs.

AOI from the Homer City facilities decreased $50 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009. The 2010 decrease in AOI was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009, an increase in plant operations costs related to scheduled plant outages, and lower realized energy revenues, partially offset by higher capacity revenues. The Homer City facilities experienced increased forced outages in 2010 compared to 2009 due to opacity-related deratings and unscheduled outages. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Higher average fuel costs compared to 2009 were attributable to higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $1 million and $6 million for the third quarters of 2010 and 2009, respectively, and $(13) million and $11 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at the PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City facilities is delivered into the transmission system). For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments."

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

Average Realized Energy Price

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenues less unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price.

Midwest Generation Plants	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$444	$372	$1,104	$1,096
Less:
Load requirements services contract	—	—	—	(83)
Unrealized (gains) losses	16	(2)	12	(22)
Capacity and other revenues[1]	(104)	(49)	(210)	(132)

Realized revenues	$356	$321	$906	$859

Generation—energy contracts (in GWh)	8,449	8,272	22,091	20,389
Average realized energy price/MWh	$42.09	$38.74	$40.99	$42.11

Homer City Facilities	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$173	$170	$477	$496
Less:
Unrealized (gains) losses	(1)	(6)	13	(11)
Capacity and other revenues	(29)	(29)	(87)	(59)

Realized revenues	$143	$135	$403	$426

Generation (in GWh)	2,984	2,994	8,227	8,677
Average realized energy price/MWh	$48.04	$44.83	$49.01	$49.06

1
A gain from the sale of the bankruptcy claims against Lehman is included in the three and nine months ended September 30, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating revenues
Midwest Generation plants	$444	$372	$1,104	$1,096
Homer City facilities	173	170	477	496
Renewable energy projects	29	26	93	101
Other revenues	45	25	161	69

Consolidated operating revenues as reported	$691	$593	$1,835	$1,762

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Midwest Generation Plants (in millions)
	2010	2009	2010	2009

Fuel costs	$151	$164	$390	$397
Add back:
Unrealized gains (losses)	2	(2)	(5)	12

Realized fuel costs	$153	$162	$385	$409

Total generation (in GWh)	8,449	8,272	22,091	21,722
Average realized fuel costs/MWh	$18.08	$19.57	$17.41	$18.82

The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel costs. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the Midwest Generation plants fuel costs to consolidated fuel costs presented in the preceding table is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Fuel costs
Midwest Generation plants	$151	$164	$390	$397
Homer City facilities	74	65	201	192
Other	3	(1)	11	(2)

Consolidated fuel costs as reported	$228	$228	$602	$587

 Statistical Definitions

•
Load requirements services contract generation at the Midwest Generation plants represents a load requirements services contract with Commonwealth Edison, awarded as part of an Illinois auction. The contract commenced on January 1, 2007 and expired in May 2009. In 2010, load requirements services contracts at the Homer City facilities are included in energy generation.

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Reliability Corporation (NERC). Examples include floods, tornado damage and transmission outages.

•
The average realized price for load requirements services contracts at the Midwest Generation plants reflects the contract price for sales to Commonwealth Edison under load requirements services contract that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contracts by (ii) generation.

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

 Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating Revenues	$29	$26	$93	$101
Production Tax Credits	12	10	45	40

	41	36	138	141

Operating Expenses
Plant operations	11	12	35	38
Depreciation and amortization	21	24	64	65
Administrative and general	1	1	2	3

Total operating expenses	33	37	101	106

Net Loss Attributable to Noncontrolling Interest	—	1	—	2

AOI[1]	$8	$—	$37	$37

Statistics[2]
Generation (in GWh)[3]	764	635	2,599	2,173
Aggregate plant performance[3]
Equivalent availability	91.3%	92.8%	91.2%	87.3%
Capacity factor	27.7%	24.3%	31.8%	30.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

AOI	$8	$—	$37	$37
Less:
Production tax credits	12	10	45	40
Net loss attributable to noncontrolling interest	—	1	—	2

Operating Loss	$(4)	$(11)	$(8)	$(5)

2
The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

3
Includes renewable energy projects that are unconsolidated at EME. Generation excluding unconsolidated projects was 643 GWh and 2,156 GWh for the three months and nine months ended September 30, 2010, respectively.

AOI from renewable energy projects increased $8 million for the third quarter ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter increase in AOI was primarily attributable to higher generation resulting from an increase in projects in operation. AOI in the third quarter and nine months ended September 30, 2009 included $1 million and $17 million, respectively, of liquidated damages from availability guarantees provided by a wind turbine supplier, which compensated EME for lower generation (none recorded in 2010). During the nine months ended September 30, 2010, EME received $92 million in U.S. Treasury grants, which was recorded as deferred revenue and is recognized as revenue over the life of the project.

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

AOI from energy trading activities increased $14 million and $65 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 increases in AOI from energy trading activities were attributable to increased revenues in congestion and basis trading.

Adjusted Operating Income from Unconsolidated Affiliates

Doga

AOI from the Doga project increased $7 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009 due to the timing of distributions. AOI is recognized when cash is distributed from the project since the Doga project is accounted for on the cost method.

March Point

AOI from the March Point project decreased $4 million and increased $10 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The 2010 year-to-date increase was primarily due to equity distributions received from the project. EME subsequently sold its ownership interest in the March Point project to its partner at book value.

Seasonal Disclosure

EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

 Interest Related Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Interest income	$—	$—	$2	$6

Interest expense
EME debt	$(56)	$(68)	$(174)	$(204)
Non-recourse debt	(8)	(10)	(24)	(21)

	$(64)	$(78)	$(198)	$(225)

The 2010 decrease in interest expense was primarily due to higher capitalized interest and lower debt balances under EME's and Midwest Generation's credit facilities, partially offset by higher wind project financing. Capitalized interest for projects under construction increased $14 million and $27 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009.

Income Taxes

EME's income taxes from continuing operations for the nine months ended September 30, 2010 included a $16 million income tax benefit resulting from the California Franchise Tax Board's acceptance and application of the federal settlement of tax disputes finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002. In addition, income taxes for the nine months ended September 30, 2010 and 2009, included tax benefits of production tax credits of $45 million and $40 million, respectively.

For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Income Taxes."

Results of Discontinued Operations

Income from discontinued operations, net of tax, decreased $4 million and increased $9 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The third quarter decrease was due to higher foreign exchange rates. The year-to-date increase was due to lower foreign exchange rates, adjustments to unrecognized tax benefits, and a reduction in EME's estimated liability due primarily to expiration of a contract indemnity during the first quarter of 2010. EME increased its estimated liability for a tax indemnity by $6 million in the nine months ended September 30, 2009.

New Accounting Guidance

For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

 Derivative Instruments

Unrealized Gains and Losses

EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Midwest Generation plants
Non-qualifying hedges	$(12)	$(4)	$(18)	$30
Ineffective portion of cash flow hedges	(2)	4	1	4
Homer City facilities
Non-qualifying hedges	—	—	—	—
Ineffective portion of cash flow hedges	1	6	(13)	11

Total unrealized gains (losses)	$(13)	$6	$(30)	$45

At September 30, 2010, cumulative unrealized gains of $12 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($4 million for the remainder of 2010, $7 million for 2011, and $1 million for 2012).

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

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

Overview

At September 30, 2010, EME and its subsidiaries had consolidated cash and cash equivalents of $1.1 billion and a total of $960 million of available borrowing capacity under their credit facilities. EME's consolidated debt at September 30, 2010 was $4.2 billion, of which $141 million was current. In addition, EME's subsidiaries had $3.0 billion of long-term lease obligations related to their sale-leaseback transactions that are due over periods ranging up to 24 years.

The following table summarizes the status of the EME and Midwest Generation credit facilities at September 30, 2010:

(in millions)	EME	Midwest Generation

Commitment	$600	$500
Less: Commitment from Lehman Commercial Paper Inc.	(36)	—

	564	500
Outstanding letters of credit	(101)	(3)

Amount available	$463	$497

As a result of credit ratings actions in 2010, the margins applicable to Midwest Generation's $500 million working capital facility increased 27.5 basis points. Borrowings made under this credit facility currently bear interest at LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%.

Expenditures for NOx and SO2 controls through 2012 (estimated at $315 million), are anticipated to be funded through operating cash flow and available credit facilities. EME has not yet committed to the completion of environmental compliance activities for all the Midwest Generation plants. Depending upon the facilities selected to be retrofit and the timing of funding requirements beyond the near term, EME may utilize operating cash flow or seek debt financing to fund capital expenditures.

Capital expenditures to complete renewable-related projects through 2011 are projected to be $511 million at September 30, 2010. EME anticipates that renewable project capital investment will be funded using construction financing, U.S. Treasury grants and existing EME liquidity. The following table summarizes the projected funding sources:

(in millions)

Secured project financings
Big Sky[1]	$138
Cedro Hill[1]	57
Laredo Ridge[1]	59
Anticipated U.S. Treasury grants[2]	340

$594

1
Remaining available balance at September 30, 2010.

2
Anticipated U.S. Treasury grants are based on estimated costs at completion of construction for renewable projects scheduled to be completed in 2011. The anticipated grants have been reduced by a bridge loan on the Laredo Ridge project that is due when the related grants funds are received. Funding sources in excess of the forecast capital expenditures are planned to be used for general corporate purposes.

EME may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Small Business Jobs Act of 2010

In September 2010, the Small Business Jobs Act of 2010 extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010. EME expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits, primarily in 2011, estimated to be in the range of approximately $70 million to $100 million.

Capital Investment Plan

At September 30, 2010, forecasted capital expenditures through 2012 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	October through December 2010	2011	2012

Midwest Generation Plants
Plant capital expenditures	$18	$38	$22
Environmental expenditures[1]	32	151	132
Homer City Facilities
Plant capital expenditures	4	18	25
Environmental expenditures[2]	—	—	—
Renewable Projects
Capital and construction expenditures[3]	217	212	—
Turbine commitments[4]	—	82	—
Other capital expenditures	6	18	19

Total	$277	$519	$198

1
Environmental expenditures include primarily expenditures related to selective non-catalytic reduction (SNCR) equipment and $174 million for expenditures during the remainder of 2010 to 2012 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. For additional discussion, see "Management's Overview—Environmental Developments," and refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

2
Excludes amounts that may become required under environmental regulations for future operations. For further information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contingencies—Environmental Developments—Transport Rule" and "—Contingencies—Homer City New Source Review Notice of Violation."

3
Amounts include an unconsolidated project in which construction expenditures will be substantially funded by EME. Amounts also include projects under construction where project financing has been secured. The available balance under secured financing arrangements was $254 million as of September 30, 2010. For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing," and refer to "Project-Level Financing" in Item 7 on page 74 of EME's annual report on Form 10-K for the year ended December 31, 2009.

4
Amounts exclude balance of project costs for the 75 MW available for new projects, which EME estimates to be an additional $50 million to $90 million based on typical project costs. Turbine commitment figures include the impact of the October 8, 2010 Mitsubishi settlement agreement. For additional discussion, see "Legal Proceedings" in Part II of this quarterly report.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, 4Kv switchgear and main power transformer replacement.

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

EME's Historical Consolidated Cash Flow

This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Operating cash flow from continuing operations	$588	$87
Operating cash flow from discontinued operations	4	(5)

Net cash provided by operating activities	592	82
Net cash provided by (used in) financing activities	172	(236)
Net cash used in investing activities	(463)	(445)

Net increase (decrease) in cash and cash equivalents	$301	$(599)

Consolidated Cash Flows from Operating Activities

Cash provided by operating activities from continuing operations increased $501 million in the first nine months of 2010, compared to the first nine months of 2009. The 2010 increase was primarily attributable to changes in income tax liabilities and derivative-related activities.

Consolidated Cash Flows from Financing Activities

Cash provided by financing activities from continuing operations increased $408 million in the first nine months of 2010, compared to the first nine months of 2009. In 2010, financing activities included project-level wind financing. Financing activities in 2009 included wind project financings and the repayment of $188 million and $200 million under EME's corporate credit facility and Midwest Generation's working capital facility, respectively. For further project financing details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing."

 Consolidated Cash Flows from Investing Activities

Cash used in investing activities from continuing operations increased $18 million in the first nine months of 2010, compared to the first nine months of 2009. The 2010 increase was primarily due to capital expenditures for the construction of wind projects. In 2009, investments in other assets include wind turbine deposits.

Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of September 30, 2010 are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

EME[1]	B3	B-	B-
Midwest Generation[2]	Ba2	B+	BB
EMMT	Not Rated	B-	Not Rated

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

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

Future cash collateral requirements may be higher than the margin and collateral requirements were at September 30, 2010, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2010 could increase by approximately $129 million over the remaining life of the contracts using a 95% confidence level. This increase may not be offset by similar changes in the cash flows of the underlying hedged items in the same periods. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings."

Hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. EMMT has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose EME or Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Midwest Generation has cash on hand and a credit facility to support margin requirements specifically related to contracts entered into by EMMT related to the Midwest Generation plants. In addition, EME has cash on hand and a credit facility to provide credit support to subsidiaries. For a discussion on available borrowing capacity under Midwest Generation and EME credit facilities, see "—Available Liquidity." Also, for further discussion, see "—EME's Liquidity as a Holding Company."

EME's Liquidity as a Holding Company

At September 30, 2010, EME had cash and cash equivalents of $596 million to meet liquidity needs as well as $463 million of capacity under its credit facility. EME's cash and cash equivalents included $281 million held directly by EME, as well as cash and cash equivalents related to EMMT of $315 million (which can be loaned or distributed to EME, subject to applicable corporate and other laws). Because EME, as a holding company, does not directly own any revenue-producing generation facilities, EME relies on cash distributions and tax payments from its projects to pay debt service, tax payments, contractual obligations and general and administrative expenses. Distributions to EME from projects are generally only available after all current debt service obligations at the project level have been paid and are further restricted by contractual restrictions on distributions included in the documentation evidencing the project-level debt obligations. The timing and amount of distributions from EME's subsidiaries may be affected by many factors beyond its control. For further discussion, see "—Dividend Restrictions in Major Financings."

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

The following table sets forth the major components of the interest coverage ratio:

	12 Months Ended
(in millions)	September 30, 2010	December 31, 2009

Funds Flow Available for Interest
Distributions
Midwest Generation	$165	$200
Homer City	59	75
Big 4 Projects	71	62
U.S. Treasury grants	92	—
Renewables[1]	162	208
Other projects	77	47
Tax payments received from subsidiaries	23	68
Realized trading income	116	36
Tax allocation receipts (payments)	84	139
Operating expenses	(146)	(151)
Other items, net	(43)	(14)

	$660	$670

Net Interest Expense
EME corporate debt	$230	$261
Addback: Capitalized interest	45	19
Powerton-Joliet intercompany notes	112	112
EME interest income	—	(2)

	$387	$390

Ratio	1.71	1.72
Covenant threshold (not less than)	1.20	1.20

1
The 2009 amount includes Viento Funding II, Inc. proceeds of $167 million for the wind financing, net of financing costs, distributed to EME in 2009.

The following table sets forth the major components of the corporate-debt-to-capital ratio:

(in millions)	September 30, 2010	December 31, 2009

Corporate Debt
Indebtedness for money borrowed	$3,700	$3,700
Powerton-Joliet termination value	919	1,046
Letters of credit	104	104

	$4,723	$4,850

Corporate Capital
Common shareholder's equity	$2,926	$2,761
Less:
Non-cash cumulative changes in accounting	(9)	1
Accumulated other comprehensive income	(59)	(78)
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to Mission Energy Holding Company for repayment of 13.5% notes	899	899

	4,344	4,170

Corporate debt	4,723	4,850

	$9,067	$9,020

Corporate-debt-to-capital ratio	0.52	0.54
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2010 or for the 12 months ended September 30, 2010:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.15 to 1
Homer City (Homer City facilities)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	2.81 to 1

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

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from the sale or disposition of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At September 30, 2010, the maximum permissible sale or disposition of EME assets is determined as follows:

(in millions)

Consolidated Net Tangible Assets
Total consolidated assets	$9,082
Less:
Consolidated current liabilities	659
Intangible assets	85

$8,338

10% Threshold	$834

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first nine months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Midwest Generation plants
Northern Illinois Hub	$35.02	$28.62
Homer City facilities
PJM West Hub	$46.65	$38.65
Homer City Busbar	39.80	35.16

1
Energy prices were calculated at the respective delivery points using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at September 30, 2010:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2010
October	$23.93	$36.81
November	25.76	36.36
December	28.84	39.70
2011 calendar "strip"[2]	$29.86	$41.06
2012 calendar "strip"[2]	$31.89	$43.10

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

2
Market price for energy purchases for the entire calendar year.

Forward prices for the 2011 calendar strip indicated on the preceding table have decreased from December 31, 2009 prices of $34.73 and $49.43 for the Northern Illinois Hub and the PJM West Hub, respectively.

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

EMMT engages in hedging activities for the fossil-fueled facilities to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) as of September 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010		2011		2012
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	5,341	$41.94	13,318	$37.66	2,746	$37.29
Homer City facilities2, [3]
PJM West Hub	1,536	65.21	3,475	51.05	1,182	51.81

Total	6,877		16,793		3,928

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

3
The average price/MWh includes 25 to 84 MW for periods ranging from October 1, 2010 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

In addition, as of September 30, 2010, EMMT had entered into 0.6 bcf of natural gas futures contracts (equivalent to approximately 102 GWh of energy contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

The decline in 2010 market prices will impact realized energy and hedge prices in 2011 and 2012 and could have a material impact on 2011 and 2012 results.

Through October 25, 2010, offsetting positions were entered into to reduce the hedge position of EME's merchant operations. The reduction in the hedge position was:

•
Midwest Generation: 2,448 MWh (in thousands) with an average price of $37.12/MWh, and

•
Homer City: 2,244 MWh (in thousands) with an average price of $47.30/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at September 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

October 1, 2010 to May 31, 2011 Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
Homer City	1,884	(261)	1,623	1,813	174.29	(190)	$53.95	188.38
June 1, 2011 to May 31, 2012 Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(113)	1,771	1,771	110.00	—	—	110.00
June 1, 2012 to May 31, 2013 Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014 Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 25 to 84 MW of capacity for periods ranging from October 1, 2010 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

3
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

4
Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 MW-day.

The RPM auction capacity prices for the delivery periods of June 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 and $27.73 per MW-day were substantially lower than other areas' capacity prices. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

Basis Risk

During the nine months ended September 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 15% and less than 1%, respectively, during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, transmission congestion in PJM has resulted in prices at the Homer City busbar being lower than those at the PJM West Hub by an average of 15% and 9%, respectively.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City facilities purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2010 for the remainder of 2010 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]

	October through December 2010	2011	2012	2013

Midwest Generation plants	5.4	15.6	9.8	—
Homer City facilities	1.4	4.4	1.9	0.5

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City facilities.

EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City facilities, increased during 2010 from 2009 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $69.50 per ton at October 1, 2010, compared to a price of $52.50 per ton at December 31, 2009, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $14.75 per ton at October 1, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

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

Emission Allowances Price Risk

EME purchases (or sells) emission allowances for the fossil-fueled facilities based on the amounts required for actual generation in excess of (or less than) the amounts allocated to these facilities under applicable programs. In the event that actual emission allowances required are greater than allowances held, EME is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $49 per ton during the nine months ended September 30, 2010 from $65 per ton in 2009. The average purchase price of annual NOx allowances decreased to $936 per ton during the nine months ended

September 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $10.50 per ton and $335 per ton, respectively, at September 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2010, the balance sheet exposure as described above, broken down by the credit ratings of EME's counterparties, was as follows:

	September 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$176	$(18)	$158
A-	21	—	21
BBB+	5	—	5
BBB	24	—	24
BBB-	27	7	34
Below investment grade	99	(97)	2

Total	$352	$(108)	$244

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

The credit risk exposure set forth in the above table is comprised of $128 million of net accounts receivable and payables and $224 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted an $89 million cash margin in the aggregate with PJM, New York Independent System Operator (NYISO), Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The fossil-fueled facilities sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transact in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 68% of EME's consolidated operating revenues for the nine months ended September 30, 2010. Moody's rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At September 30, 2010, EME's account receivable due from PJM was $52 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Contractual Obligations—Project Financing." The fair market values of fixed interest rate obligations are subject to interest rate risk. The fair market value of EME's consolidated construction loans and long-term obligations (including current portion) was $3.3 billion at September 30, 2010, compared to the carrying value of $4.2 billion.

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

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation and EME have filed a motion to dismiss the amended complaints, and a status hearing has been scheduled for February 2011.

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

 Mitsubishi Lawsuit

EME and Mitsubishi Power Systems Americas, Inc. are parties to a wind turbine generator supply agreement executed in March 2007 with respect to the purchase of 166 wind turbines and related services and warranties. Mitsubishi has delivered 83 wind turbines under the agreement. As a result of a dispute between the parties, EME filed a complaint on March 19, 2010, and an amended complaint on April 1, 2010, in the Superior Court of the State of California against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd with respect to the agreement. The Mitsubishi entities filed counterclaims, including claims for the unpaid purchase price for the remaining turbines.

On October 8, 2010, EME and the Mitsubishi entities entered into a settlement agreement with respect to the dispute. As a result of the settlement agreement, EME's $68 million deposit previously paid under the original contract will be applied to the purchase price for 23 wind turbines (55 MW). Within the next three years, EME may elect to deploy 60 additional wind turbines (144 MW). EME may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. EME further agreed to payments up to $40 million for settlement of remaining disputes on turbines purchased.

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
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	October 29, 2010