Form 10-Q
period 2011-03-31
EDISON MISSION ENERGY
filed 2011-05-02
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        Number of shares outstanding of the registrant's Common Stock as of May 2, 2011: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AOI	adjusted operating income (loss)
BACT	best available control technology
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
coal plants	Midwest Generation coal plants and Homer City electric generating station
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Homer City	EME Homer City Generation L.P.
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency
U.S. Treasury grants	Cash grants, under the American Recovery and Reinvestment Act of 2009

v

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Operating Revenues	$550	$651
Operating Expenses
Fuel	182	213
Plant operations	192	158
Plant operating leases	44	44
Depreciation and amortization	72	59
Administrative and general	43	47

Total operating expenses	533	521

Operating income	17	130

Other Income (Expense)
Equity in income (loss) from unconsolidated affiliates	(5)	17
Dividend income	1	16
Interest income	1	1
Interest expense, net of capitalized interest	(80)	(68)
Other income (expense), net	3	2

Total other income (expense)	(80)	(32)

Income (loss) from continuing operations before income taxes	(63)	98
Provision (benefit) for income taxes	(45)	23

Income (Loss) from Continuing Operations	(18)	75
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 13)	(2)	6

Net Income (Loss)	(20)	81

Net (Income) Loss Attributable to Noncontrolling Interests	—	—

Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(20)	$81

Amounts Attributable to Edison Mission Energy Common Shareholder
Income (loss) from continuing operations, net of tax	$(18)	$75
Income (loss) from discontinued operations, net of tax	(2)	6

Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(20)	$81

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Net Income (Loss)	$(20)	$81
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss included in expenses, net of tax	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during period, net of income tax expense of $4 and $62 for the three months ended March 31, 2011 and 2010, respectively	6	95
Reclassification adjustments included in net income (loss), net of income tax benefit of $6 and $14 for the three months ended March 31, 2011 and 2010, respectively	(10)	(20)

Other comprehensive income (loss)	(3)	75

Comprehensive Income (Loss)	(23)	156

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	—

Comprehensive Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(23)	$156

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	March 31, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$1,183	$1,075
Accounts receivable—trade	106	170
Receivables from affiliates	236	192
Inventory	258	236
Derivative assets	38	46
Restricted cash	10	2
Margin and collateral deposits	46	59
Prepaid expenses and other	75	79

Total current assets	1,952	1,859

Investments in Unconsolidated Affiliates	542	557

Property, Plant and Equipment, less accumulated depreciation of $1,833 and $1,759 at respective dates	5,360	5,332

Other Assets
Deferred financing costs	54	54
Long-term derivative assets	66	70
Restricted deposits	38	44
Rent payments in excess of levelized rent expense under plant operating leases	1,219	1,187
Other long-term assets	226	218

Total other assets	1,603	1,573

Total Assets	$9,457	$9,321

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts, unaudited)
	March 31, 2011	December 31, 2010

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$105	$90
Payables to affiliates	17	18
Accrued liabilities	139	201
Derivative liabilities	7	6
Interest payable	103	31
Deferred taxes	33	34
Current maturities of long-term debt	53	48
Short-term debt	53	96

Total current liabilities	510	524

Long-term debt net of current maturities	4,492	4,342
Deferred taxes and tax credits	820	836
Deferred revenues	159	160
Long-term derivative liabilities	15	19
Other long-term liabilities	663	619

Total Liabilities	6,659	6,500

Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share; 10,000 shares authorized; 100 shares issued and outstanding as of March 31, 2011 and December 31, 2010	64	64
Additional paid-in capital	1,338	1,336
Retained earnings	1,426	1,448
Accumulated other comprehensive loss	(34)	(31)

Total Edison Mission Energy common shareholder's equity	2,794	2,817

Noncontrolling Interests	4	4

Total Equity	2,798	2,821

Total Liabilities and Equity	$9,457	$9,321

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(20)	$81
(Income) loss from discontinued operations	2	(6)

Income (loss) from continuing operations, net	(18)	75
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Equity in (income) loss from unconsolidated affiliates	5	(17)
Distributions from unconsolidated affiliates	5	21
Depreciation and amortization	81	63
Deferred taxes and tax credits	(15)	29
Changes in operating assets and liabilities:
Decrease (increase) in margin and collateral deposits	13	(4)
Decrease in accounts receivables	20	76
Increase in inventory	(22)	(2)
(Increase) decrease in prepaid expenses and other	(2)	1
Decrease in restricted cash	—	3
Increase in rent payments in excess of levelized rent expense	(32)	(45)
Decrease in accounts payable and other current liabilities	(13)	(84)
Increase in interest payable	72	71
Decrease in derivative assets and liabilities	4	118
Decrease in other operating—assets	—	5
Increase in other operating—liabilities	16	2

Operating cash flow from continuing operations	114	312
Operating cash flow from discontinued operations	(2)	6

Net cash provided by operating activities	112	318

Cash Flows From Financing Activities
Borrowings on long-term debt	88	47
Payments on long-term debt agreements	(8)	(3)
Borrowings on short-term debt	32	—
Payments to affiliates related to stock-based awards	(2)	(1)
Financing costs	(6)	(9)

Net cash provided by financing activities from continuing operations	104	34

Cash Flows From Investing Activities
Capital expenditures	(111)	(83)
Proceeds from return of capital and loan repayments and sale of assets	9	16
Investments in and loans to unconsolidated affiliates	(4)	—
Maturities of short-term investments	—	1
Increase in restricted deposits	(1)	—
Investments in other assets	(1)	(49)

Net cash used in investing activities from continuing operations	(108)	(115)

Effect of consolidation of variable interest entity on cash	—	5
Effect on cash from deconsolidation of variable interest entities	—	(4)

Net increase in cash and cash equivalents	108	238
Cash and cash equivalents at beginning of period	1,075	796

Cash and cash equivalents at end of period	$1,183	$1,034

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Edison Mission Energy's (EME's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 94 of EME's annual report on Form 10-K for the year ended December 31, 2010. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents included money market funds totaling $967 million and $813 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Inventory

Inventory is stated at the lower of weighted average cost or market. Inventory consisted of the following:

(in millions)	March 31, 2011	December 31, 2010

Coal, fuel oil and other raw materials	$184	$163
Spare parts, materials and supplies	74	73

Total inventory	$258	$236

 New Accounting Guidance

Accounting Guidance Adopted in 2011

Revenue—Multiple-Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. EME adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have a material impact on EME's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

The FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. EME adopted this guidance effective January 1, 2011.

Note 2. Consolidated Statement of Changes in Equity

The following table provides the changes in equity for the three months ended March 31, 2011:

		EME Shareholder's Equity
(in millions)	Total Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest

Balance at December 31, 2010	$2,821	$64	$1,336	$1,448	$(31)	$4
Net loss	(20)	—	—	(20)	—	—
Other comprehensive loss	(3)	—	—	—	(3)	—
Payments to Edison International for stock purchases related to stock- based compensation	(2)	—	—	(2)	—	—
Other stock transactions, net	2	—	2	—	—	—

Balance at March 31, 2011	$2,798	$64	$1,338	$1,426	$(34)	$4

The following table provides the changes in equity for the three months ended March 31, 2010:

		EME Shareholder's Equity
(in millions)	Total Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest

Balance at December 31, 2009	$2,837	$64	$1,339	$1,280	$78	$76
Impact of deconsolidation of variable interest entities	(71)	—	—	—	—	(71)
Cumulative effect of a change in accounting principle, net of tax[1]	10	—	—	10	—	—
Net income	81	—	—	81	—	—
Other comprehensive income	75	—	—	—	75	—
Payments to Edison International for stock purchases related to stock- based compensation	(1)	—	—	(1)	—	—
Other stock transactions, net	1	—	1	—	—	—

Balance at March 31, 2010	$2,932	$64	$1,340	$1,370	$153	$5

1
For the quarter ended March 31, 2010, reflects the impact of adopting accounting guidance related to variable interest entities.

Note 3. Variable Interest Entities

Projects or Entities that are Consolidated

At March 31, 2011 and December 31, 2010, EME consolidated 13 wind projects with a total generating capacity of 500 MW that have minority interests held by others. EME also had a 50% partnership interest in the American Bituminous Power Partners, L.P. project, commonly referred to as the Ambit project. In determining that EME was the primary beneficiary, the key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	March 31, 2011	December 31, 2010

Current assets	$36	$26
Net property, plant and equipment	726	739
Other long-term assets	5	6

Total assets	$767	$771

Current liabilities	$23	$25
Long-term debt net of current maturities	70	71
Deferred revenues	72	71
Other long-term liabilities	21	21

Total liabilities	$186	$188

Noncontrolling interests	$4	$4

Assets serving as collateral for the debt obligations had a carrying value of $167 million and $163 million at March 31, 2011 and December 31, 2010, respectively, and primarily consist of property, plant and equipment.

Projects that are not Consolidated

EME accounts for domestic energy projects in which it has a 50% or less ownership interest, and cannot exercise unilateral control, under the equity method. At March 31, 2011 and December 31, 2010, EME had five significant variable interests in natural gas projects that are not consolidated, consisting of the Big 4 projects (Kern River, Midway-Sunset, Sycamore and Watson) and the Sunrise project. A subsidiary of EME operates three of the four Big 4 projects and EME's partner provides the fuel management services. In addition, the executive director of these projects is provided by EME's partner. Commercial and operating activities are jointly controlled by a management committee of each variable interest entity. Accordingly, EME continues to account for its variable interests under the equity method.

At March 31, 2011 and December 31, 2010, EME accounts for its interests in two renewable wind generating facilities, the Elkhorn Ridge and San Juan Mesa projects, under the equity method. The commercial and operating activities of these entities are directed by a management committee composed of representatives of each partner. Thus, EME is not the primary beneficiary of these projects. In addition, EME accounts for its interests in a wind project under construction, Community Wind North, under the equity method.

The following table presents the carrying amount of EME's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	March 31, 2011
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$315	$315
Renewable energy projects	227	227

EME's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. Two of EME's domestic energy projects have long-term debt that is secured by a pledge of assets of the project entity, but does not provide for recourse to EME. Accordingly, a default under such project financings could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's investment, but would not require EME to contribute additional capital. At March 31, 2011, entities which EME has accounted for under the equity method had indebtedness of $115 million, of which $41 million is proportionate to EME's ownership interest in these two projects.

Note 4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of March 31, 2011 and December 31, 2010.

EME categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$967	$—	$—	$—	$967

Derivative contracts
Electricity	$—	$67	$91	$(54)	$104
Fuel oil	7	—	—	(7)	—

Total commodity contracts	7	67	91	(61)	104

Total assets	$974	$67	$91	$(61)	$1,071

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$13	$8	$(14)	$7
Natural gas	—	1	—	—	1

Total commodity contracts	—	14	8	(14)	8
Interest rate contracts	—	14	—	—	14

Total liabilities	$—	$28	$8	$(14)	$22

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$813	$—	$—	$—	$813

Derivative contracts
Electricity	$—	$70	$107	$(61)	$116
Natural gas	1	—	—	(1)	—
Fuel oil	8	—	—	(8)	—

Total commodity contracts	9	70	107	(70)	116

Total assets	$822	$70	$107	$(70)	$929

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$12	$16	$(21)	$7
Natural gas	—	2	—	—	2
Coal	—	1	—	(1)	—

Total commodity contracts	—	15	16	(22)	9
Interest rate contracts	—	16	—	—	16

Total liabilities	$—	$31	$16	$(22)	$25

1
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on EME's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended March 31,
(in millions)	2011	2010

Fair value, net assets at beginning of period	$91	$173
Total realized/unrealized gains (losses)
Included in earnings[1]	—	45
Included in accumulated other comprehensive income (loss)	1	6
Purchases	5	4
Settlements	(12)	(28)
Transfers in or out of Level 3	(2)	(1)

Fair value, net assets at end of period	$83	$199

Change during the period in unrealized gains (losses) related to assets and liabilities, net held at end of period[1]	$(6)	$46

1
Reported in operating revenues on EME's consolidated statements of operations.

EME determines the fair value of transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between levels during the first quarters of 2011 and 2010.

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

Long-term Debt

The carrying amounts and fair values of EME's long-term debt were as follows:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$4,544	$3,843	$4,390	$3,670

In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value.

The carrying amount of trade receivables, payables and short-term debt approximates fair value.

Note 5. Debt and Credit Agreements

Project Financings

Viento Funding II Wind Financing Amendment

In February 2011, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its 2009 non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $255.2 million, which included a

$227 million ten-year term loan (expiring in December 2020), a $23 million seven-year letter of credit facility and a $5.2 million seven-year working capital facility. At March 31, 2011, $227 million was outstanding under this loan. The amount of outstanding letters of credit was $13 million. Interest under the term loan accrues at London Interbank Offered Rate (LIBOR) plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary. Viento Funding II, Inc. entered into interest rate swap agreements at 3.415% to hedge the majority of the variable interest rate under the term loan. Two-thirds of the notional amount as of December 31, 2010 (approximately $92 million) under the swap agreements entered in connection with the 2009 financing were left unchanged at 3.175%. For further details regarding the interest rate swap agreements, see Note 6—Derivative Instruments and Hedging Activities. In conjunction with the foregoing, EME wrote off $3 million of deferring financing costs and incurred a loss of $2 million from termination of interest rate swaps, included as part of interest expense on the consolidated statement of operations.

Other Letters of Credit Facilities

As of March 31, 2011, a subsidiary of EME had a $10 million letter of credit facility with $2 million outstanding letters of credit.

Standby Letters of Credit

At March 31, 2011, standby letters of credit under EME's credit facility aggregated $80 million and were scheduled to expire as follows: $53 million in 2011 and $27 million in 2012. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $41 million, $3 million of which was under the Midwest Generation, LLC (Midwest Generation) credit facility, and were scheduled to expire as follows: $7 million in 2011, $16 million in 2012, $10 million in 2017, and $8 million in 2018. Certain letters of credit are subject to automatic annual renewal provisions.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EME's consolidated balance sheets with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on EME's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive loss until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

Derivative instruments that are utilized for trading purposes are measured at fair value and included on the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues on the consolidated statements of operations.

Where EME's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EME presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

March 31, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,899	[1]	20,400	[3]	33,336
Electricity	Forwards/Futures	Purchases	GWh	306	[1]	21,079	[3]	35,455
Electricity	Capacity	Sales	MW-Day (in thousands)	186	[2]	—		123	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	21	[2]	—		379	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	9,244	[4]
Electricity	Congestion	Purchases	GWh	—		863	[4]	146,786	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		27.4
Natural gas	Forwards/Futures	Purchases	bcf	—		—		28.6
Fuel oil	Forwards/Futures	Sales	barrels	—		—		35,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000		35,000
Coal	Forwards/Futures	Sales	tons	—		—		2,731,000
Coal	Forwards/Futures	Purchases	tons	—		—		2,638,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$92	June 2016
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.415%) debt	Cash flow	113	December 2020
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

December 31, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,799	[1]	22,456	[3]	34,630
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	22,931	[3]	37,669
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	—		136	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—		419	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	12,020	[4]
Electricity	Congestion	Purchases	GWh	—		1,143	[4]	187,689	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		30.6
Natural gas	Forwards/Futures	Purchases	bcf	—		—		34.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		10,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000		10,000
Coal	Forwards/Futures	Sales	tons	—		—		2,630,500
Coal	Forwards/Futures	Purchases	tons	—		—		2,645,500

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$138	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

March 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Non-trading activities
Cash flow hedges	$44	$6	$50	$9	$23	$32	$18
Economic hedges	59	6	65	56	1	57	8
Trading activities	139	96	235	106	26	132	103

	242	108	350	171	50	221	129
Netting and collateral received[1]	(204)	(42)	(246)	(164)	(35)	(199)	(47)

Total	$38	$66	$104	$7	$15	$22	$82

December 31, 2010
Non-trading activities
Cash flow hedges	$54	$2	$56	$10	$25	$35	$21
Economic hedges	77	2	79	71	—	71	8
Trading activities	184	103	287	148	29	177	110

	315	107	422	229	54	283	139
Netting and collateral received[1]	(269)	(37)	(306)	(223)	(35)	(258)	(48)

Total	$46	$70	$116	$6	$19	$25	$91

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2011	2010

Accumulated other comprehensive income derivative gain at January 1	$27	$175
Effective portion of changes in fair value	10	157
Reclassification from accumulated other comprehensive income to net income	(16)	(34)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$21	$298

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2011 and 2010 were $12 million and $180 million, respectively.

For additional information related to accumulated other comprehensive income, see Note 11—Accumulated Other Comprehensive Income (Loss).

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains of $2 million and $9 million during the first quarters of 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended March 31,
	Income Statement Location
(in millions)		2011	2010

Economic hedges	Operating revenues	$6	$(4)
	Fuel costs	6	1
Trading activities	Operating revenues	16	47

Contingent Features

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's credit ratings are below investment grade, EME has provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features was in an asset position at March 31, 2011 and, accordingly, the contingent features described below do not currently have liquidity exposure. Certain derivative contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their respective credit facilities. The credit facilities each contain financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by EME or Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. Edison Mission Marketing & Trading, Inc. (EMMT) has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. Future increases in power prices could expose EME, Midwest Generation or EMMT to termination payments or additional collateral postings under the contingent features described above.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. EME nets counterparty receivables and payables where balances exist under master netting arrangements. EME presents the portion of its margin and cash collateral deposits netted with its derivative positions on its consolidated balance sheets. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	March 31, 2011	December 31, 2010

Collateral provided to counterparties
Offset against derivative liabilities	$1	$4
Reflected in margin and collateral deposits	46	59
Collateral received from counterparties
Offset against derivative assets	48	52

 Note 7. Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Three Months Ended March 31,
(in millions)	2011	2010

Income (loss) from continuing operations before income taxes	$(63)	$98

Provision (benefit) for income taxes at federal statutory rate of 35%	$(23)	$34
Increase (decrease) in income tax from:
State tax-net of federal provision (benefit) (excludes state tax settlement)	(5)	4
Production tax credits, net	(18)	(14)
Qualified production deduction	(1)	1
Other	2	(2)

Total provision (benefit) for income taxes from continuing operations	$(45)	$23

Effective tax rate	72%	23%

Accounting for Uncertainty in Income Taxes

Authoritative guidance related to accounting for uncertainty in income taxes requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The guidance requires the disclosure of all unrecognized tax benefits, which includes both the reserves recorded for tax positions on filed tax returns and the unrecognized portion of affirmative claims.

Unrecognized Tax Benefits

There was no change in unrecognized tax benefits from December 31, 2010. As of March 31, 2011 and December 31, 2010, if recognized, $148 million of the unrecognized tax benefits would impact the effective tax rate.

Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit. The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for one item related to EME. The EME-related proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $187 million, including interest and penalties (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). Edison International disagrees with the proposed adjustments and filed a protest with the Internal Revenue Service in the first quarter of 2011.

 Accrued Interest and Penalties

The total amount of accrued interest and penalties related to EME's income tax liabilities was $34 million and $32 million as of March 31, 2011 and December 31, 2010, respectively.

The net after-tax interest and penalties recognized in income tax expense was $1 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to EME's pension plans were $3 million during the quarter ended March 31, 2011, and EME estimates $17 million in contributions for the remainder of 2011.

The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$4	$4
Interest cost	4	3
Expected return on plan assets	(3)	(2)
Amortization of net loss	1	1

Total expense	$6	$6

Postretirement Benefits Other Than Pensions

Contributions to EME's postretirement benefits other than pensions were $1 million during the quarter ended March 31, 2011, and EME estimates $1 million in contributions for the remainder of 2011.

The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$1	$1
Interest cost	2	1

Total expense	$3	$2

 Note 9. Commitments and Contingencies

Commitments

Fuel Supply Contracts

At March 31, 2011, Midwest Generation and EME Homer City Generation L.P. (Homer City) had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $677 million, summarized as follows: $373 million for the remainder of 2011, $255 million in 2012 and $49 million in 2013.

Turbine Commitments

At March 31, 2011, EME had commitments to purchase wind turbines of $90 million due in 2011. EME's failure to schedule turbine delivery by June 2011 would result in a termination obligation equal to its turbine deposit, which would result in a $21 million charge against earnings. EME has identified a project in which to place these turbines. However, there is no assurance that development will be completed and the turbines will be used for this project.

On October 8, 2010, an agreement was reached to settle disputes included in the complaint filed by EME against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. As a result of this agreement, EME may elect to deploy up to 60 additional wind turbines (aggregating 144 MW) that were part of the original contract, or may be obligated to make a payment of up to $30 million following the end of the three-year period if it has not elected to deploy the additional turbines and if certain other criteria apply. In April 2011, the 55 MW Pinnacle wind project in West Virginia, which will deploy the 23 wind turbines purchased from Mitsubishi, commenced construction.

Capital Expenditures

At March 31, 2011, EME's subsidiaries had firm commitments to spend approximately $153 million during the remainder of 2011 on capital and construction expenditures. These expenditures primarily relate to selective non-catalytic reduction (SNCR) equipment at the Midwest Generation plants, the construction of wind projects and non-environmental improvements at the coal plants. EME intends to fund these expenditures through project level and turbine vendor financing, U.S. Treasury grants, cash on hand and cash generated from operations.

Guarantees and Indemnities

EME and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts included performance guarantees and indemnifications.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 228 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2011. Midwest Generation had recorded a liability of $56 million at March 31, 2011 related to this contract indemnity.

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

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. Payments would be triggered under these indemnities by valid claims from the sellers or purchasers, as the case may be. At March 31, 2011, EME had recorded a liability of $44 million related to these matters.

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

Contingencies

Environmental Remediation

Legislative and regulatory activities by federal, state and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME subsidiaries' existing facilities and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations.

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $7 million at March 31, 2011 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Midwest Generation New Source Review Lawsuit

In August 2009, the United States Environmental Protection Agency (US EPA) and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups have intervened in the case.

In March 2010, nine of the ten counts related to PSD requirements in the complaint were dismissed, and the tenth count was also dismissed to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. Following those dismissals, the government plaintiffs filed an amended complaint, with claims that attempted to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. In March 2011, the court again dismissed the nine PSD claims previously dismissed in 2010, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows.

Homer City New Source Review Lawsuit

In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleges violations of the PSD and Title V provisions of the CAA and its implementing regulations, including requirements contained in the Pennsylvania State Implementation Plan, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint calls for an injunction ordering Homer City to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. Pennsylvania Department of Environmental Protection, the State of New York and the State of New Jersey have intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs seek to have their suit certified as a class action and request injunctive relief, the funding of a health assessment study and medical monitoring, compensatory and punitive damages.

In April 2011, Homer City filed motions to dismiss both complaints. An adverse decision could involve penalties, remedial actions and damages that could have a material adverse impact on the financial condition and results of operations of Homer City and EME. EME cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its and Homer City's results of operations, financial position or cash flows.

Note 10. Environmental Developments

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, EME does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur Powder River Basin (PRB) coal, to meet emissions limits for criteria pollutants, such as nitrogen oxide (NOx) and sulfur dioxide (SO2) as well as for HAPs, such as mercury, acid gas and non-mercury metals. With respect to the Homer City plant, the proposed standards, like the pending Clear Air Transport Rule, will require additional reductions in and controls for SO2 emissions.

In March 2011, the US EPA issued draft standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. EME is still evaluating the proposed standards but believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs for both the Midwest Generation plants and the Homer City plant. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants, but are not expected to be material for the Homer City plant, which already has cooling towers.

 Note 11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$16	$(47)	$(31)
Current period change	(4)	1	(3)

Balance at March 31, 2011	$12	$(46)	$(34)

1
For further detail, see Note 8—Compensation and Benefit Plans.

Included in accumulated other comprehensive loss at March 31, 2011 was $21 million, net of tax, of unrealized gains on commodity-based cash flow hedges; and $9 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $21 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2011	2010

Cash paid (received)
Interest (net of amount capitalized)[1]	$(4)	$3
Income taxes	9	3
Cash payments under plant operating leases	76	89
Non-cash activities from consolidation of variable interest entity
Assets	$—	$94
Liabilities	—	99
Non-cash activities from deconsolidation of variable interest entities
Assets	$—	$249
Liabilities	—	253
Non-cash activities from accrued capital expenditures	$38	$43

1
Interest paid for the three months ended March 31, 2011 was $6 million. Interest capitalized for the three months ended March 31, 2011 and 2010 was $10 million and $11 million, respectively.

 Note 13. Discontinued Operations

Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(in millions)	2011	2010

Income (loss) before income taxes	$(2)	$11
Provision for income taxes	—	5

Income (loss) from operations of discontinued foreign subsidiaries	$(2)	$6

The 2011 loss was due primarily to changes in foreign exchange rates. The 2010 income was primarily attributable to the expiration of a contract indemnity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's current expectations and projections about future events based on EME's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or its subsidiaries, include but are not limited to:

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

•
EME's continued participation and the continued participation by EME's subsidiaries in tax-allocation and payment agreements with EME's respective affiliates; and

•
EME's ability to attract and retain skilled people.

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2010, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect EME's business. Forward-looking statements speak only as of the date they are made, and EME is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2010, and as compared to the first quarter ended March 31, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2010.

 MANAGEMENT'S OVERVIEW

EME's competitive power generation business primarily consists of the generation and sale into the PJM market on a merchant basis of energy and capacity from its approximately 7,000 megawatts of coal-fired power plants. The profitability of these operations is expected to be significantly lower in 2011 as a result of lower realized energy prices driven by the expiration of hedge contracts, higher fuel costs and unplanned outages at the Homer City plant during the first quarter. In addition, the profitability of EME's Midwest Generation plants is expected to be adversely affected in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Item 1A. Risk Factors—Market Risks" on page 33 of EME's annual report on Form 10-K for the year ended December 31, 2010. As a result, EME may incur net losses during 2011 and in subsequent years unless energy prices recover or its costs decline.

Highlights of Operating Results

Net income (loss) attributable to EME common shareholder is composed of the following components:

	Three Months Ended March 31,
(in millions)	2011	2010	Change

Net income (loss) attributable to EME common shareholder	$(20)	$81	$(101)

Non-Core Items
Income (loss) from discontinued operations	(2)	6	(8)

Core Earnings (Losses)	$(18)	$75	$(93)

EME's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with analysts and investors regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as net income (loss) attributable to EME's shareholder excluding income (loss) from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, sale of assets, early debt extinguishment costs, other activities that are no longer continuing, asset impairments, and certain tax, regulatory or legal proceedings.

EME's first quarter 2011 core earnings were lower than first quarter 2010 core earnings primarily due to the following pre-tax items:

•
$32 million decrease in Midwest Generation adjusted operating income due to lower generation, lower average realized energy prices and higher operating expenses partially offset by higher capacity revenue.

•
$53 million decrease in Homer City adjusted operating income due primarily to lower generation resulting from the Unit 1 and 2 unplanned outages. Unit 1 returned to service in early April, and Unit 2 is expected to return to service during the second quarter of 2011.

•
$32 million decrease in energy trading revenues due to lower congestion revenue and power trading revenue.

•
$32 million lower income from distributions received from the March Point and Doga projects during the first quarter of 2010, with no comparable amounts in 2011.

Midwest Generation Environmental Compliance Plans and Costs

During the first quarter of 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6.

Decisions regarding whether or not to proceed with retrofitting units to comply with CPS requirements for SO2 emissions remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to temporarily or permanently shut down units, instead of installing controls, to be in compliance with the CPS.

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

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of HAPs from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, EME does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals.

Homer City Outage

On February 10, 2011, a steam pipe ruptured at Unit 1 of the Homer City plant, taking the unit off line. Homer City took Unit 2 off line, which has the same design and operating conditions, to further evaluate the equipment due to the risk of a similar failure. On April 5, 2011, Unit 1 returned to service after making needed repairs, including replacing all pipes similar to the ruptured pipe. Unit 2 is undergoing similar repairs and is expected to return to service in the second quarter of 2011.

The unplanned outages at Units 1 and 2 and the continuation of low power prices have impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and

Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. Homer City must restore the equity rent reserve account and continue to make equity rent payments in order to be entitled to make future distributions. The advance payments made and currently anticipated in April are expected to total approximately $30 million. It is currently anticipated that all such amounts will be applied against amounts invoiced by EMMT under an intercompany arrangement within the next six months, but the actual rate at which such advance payments will be applied will depend upon prevailing power prices and other factors. To further stabilize Homer City's liquidity, effective April 1, 2011, EMMT assigned to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, effective April 1, 2011, these revenues will now be recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements under the sale-leaseback documents at March 31, 2011. Under these documents, the rent payments are comprised of two components, a senior rent portion and an equity rent portion. The senior rent is used exclusively for debt service to the holders of the senior secured bonds issued in connection with the sale-leaseback transaction, while the equity rent is paid to the owner-lessors. In order to pay the equity portion of the rent, among other requirements, Homer City is required to meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances).

For additional information, see "Liquidity and Capital Resources—Dividend Restrictions in Major Financings" and refer to "Liquidity Risks" on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010.

US EPA Developments

For information regarding recent developments in environmental regulations, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

EME's Liquidity

At March 31, 2011, EME, as a holding company, had cash and cash equivalents of $391 million to meet liquidity needs as well as $484 million of capacity under its credit facility. EME's subsidiary, EMMT, also had cash and cash equivalents of $228 million at March 31, 2011, which can be loaned or distributed to EME subject to applicable laws. In addition, at March 31, 2011, Midwest Generation had cash and cash equivalents of $363 million to meet liquidity needs.

Midwest Generation has not yet committed to the completion of environmental compliance activities for all of its plants. Additional expenditures for NOx and SO2 controls through 2013 are estimated at $567 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facilities, when available, or seek debt financing to fund capital expenditures.

Capital expenditures to complete renewable energy projects for the remainder of 2011 are projected to be $216 million at March 31, 2011. EME anticipates that capital investment for renewable energy projects under construction will be funded using a combination of construction and term financings,

U.S. Treasury grants and cash on hand. In addition, U.S. Treasury grants of $367 million are anticipated based on estimated eligible construction costs for renewable projects completed or scheduled to be completed in 2011. To the extent that the renewable projects supporting these investments and capitalized assets are not successful, EME would incur a material charge.

Edison International's utilization of net operating losses and production tax credits from EME in its consolidated return impacts EME's liquidity. The bonus depreciation extension enacted in the Small Business Jobs Act of 2010 and the 2010 Tax Relief Act is expected to result in delays in EME's receipt of future tax-allocation payments. For more information, see "Liquidity and Capital Resources—EME's Liquidity as a Holding Company—Intercompany Tax-Allocation Agreement," "Liquidity and Capital Resources—Available Liquidity—Bonus Depreciation Impact on EME" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Results of Continuing Operations

Overview

EME operates in one line of business, independent power production. The following section and table provide a summary of results of EME's operating projects and corporate expenses for the first quarters of 2011 and 2010, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) (AOI) of EME's projects:

	Three Months Ended March 31,
(in millions)	2011	2010

Midwest Generation plants	$55	$87
Homer City plant[1]	(16)	37
Renewable energy projects	21	10
Energy trading[1]	15	47
Big 4 projects	2	4
Sunrise	(7)	(4)
Doga	—	15
March Point[2]	—	17
Westside projects	—	1
Other projects	4	3
Other operating income (expense)	—	2

	74	219
Corporate administrative and general	(34)	(36)
Corporate depreciation and amortization	(6)	(4)

AOI[3]	$34	$179

1
Effective April 1, 2011, EMMT assigned to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

2
Sold in 2010.

3
AOI is equal to operating income (loss) under GAAP, plus equity in income (loss) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net (income) loss attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EME.

The following table reconciles AOI to operating income as reflected on EME's consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2011	2010

AOI	$34	$179
Less:
Equity in income (loss) of unconsolidated affiliates	(5)	17
Dividend income from projects	1	16
Production tax credits	18	14
Other income, net	3	2

Operating Income	$17	$130

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended March 31,
(in millions)	2011	2010

Operating Revenues	$351	$379
Operating Expenses
Fuel[1]	126	141
Plant operations	118	99
Plant operating leases	19	19
Depreciation and amortization	29	28
Administrative and general	6	5

Total operating expenses	298	292

Operating Income	53	87

Other Income	2	—

AOI	$55	$87

Statistics[2]
Generation (in GWh)	7,470	8,212
Aggregate plant performance
Equivalent availability	87.0%	85.9%
Capacity factor	67.0%	69.6%
Load factor	77.0%	81.1%
Forced outage rate	5.1%	6.7%
Average realized price/MWh	$36.65	$39.52
Capacity revenues only (in millions)	$77	$47
Average realized fuel costs/MWh	$16.73	$16.63

1
Included in fuel costs were $2 million and $4 million during the quarters ended March 31, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOx emission allowances to Midwest Generation were $0.4 million during each of the first quarters of 2011 and 2010. Transfers of SO2 emission allowances from Midwest Generation were none and $4 million during the first quarters of 2011 and 2010, respectively. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."

AOI from the Midwest Generation plants decreased $32 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in AOI was attributable to lower energy revenues and higher plant operations costs, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation primarily related to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized gains of none and $7 million for the first quarters of 2011 and 2010, respectively. Unrealized gains in 2010 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at the Midwest Generation plants was attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system).

Included in fuel costs were unrealized losses of $1 million and $5 million during the first quarters of 2011 and 2010, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

Homer City

The following table presents additional data for the Homer City plant:

	Three Months Ended March 31,
(in millions)	2011	2010

Operating Revenues	$115	$175
Operating Expenses
Fuel[1]	52	70
Plant operations	47	37
Plant operating leases	25	25
Depreciation and amortization	5	5
Administrative and general	2	1

Total operating expenses	131	138

Operating Income (Loss)	(16)	37

AOI	$(16)	$37

Statistics[2]
Generation (in GWh)	1,943	2,954
Equivalent availability	59.2%	80.2%
Capacity factor	47.8%	72.4%
Load factor	80.7%	90.3%
Forced outage rate	27.1%	10.4%
Average realized energy price/MWh	$45.31	$50.17
Capacity revenues only (in millions)	$24	$29
Average fuel costs/MWh	$26.96	$23.57

1
Included in fuel costs were $0.3 million and $4 million during the quarters ended March 31, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were none and $4 million during the first quarters of 2011 and 2010, respectively. Transfers of NOx emission allowances from Homer City were $0.4 million during each of the first quarters of 2011 and 2010. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."

AOI from the Homer City plant decreased $53 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in AOI was attributable to lower energy revenues, driven by lower generation, and higher plant maintenance costs from unplanned outages at Units 1 and 2, partially offset by lower fuel costs. The decline in fuel costs was primarily due to lower generation, partially offset by higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(2) million for the first quarters of 2011 and 2010, respectively. Unrealized gains (losses) were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

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

	Three Months Ended March 31,
Midwest Generation Plants (in millions)
	2011	2010

Operating revenues	$351	$379
Less:
Unrealized gains	—	(7)
Capacity and other revenues	(77)	(48)

Realized revenues	$274	$324

Generation (in GWh)	7,470	8,212
Average realized energy price/MWh	$36.65	$39.52

	Three Months Ended March 31,
Homer City Plant (in millions)
	2011	2010

Operating revenues	$115	$175
Less:
Unrealized (gains) losses	(2)	2
Capacity and other revenues	(25)	(29)

Realized revenues	$88	$148

Generation (in GWh)	1,943	2,954
Average realized energy price/MWh	$45.31	$50.17

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

	Three Months Ended March 31,
(in millions)	2011	2010

Operating revenues
Midwest Generation plants	$351	$379
Homer City plant	115	175
Renewable energy projects	52	30
Other revenues	32	67

Consolidated operating revenues as reported	$550	$651

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended March 31,
Midwest Generation Plants (in millions)
	2011	2010

Fuel costs	$126	$141
Less:
Unrealized losses	(1)	(5)

Realized fuel costs	$125	$136

Generation (in GWh)	7,470	8,212
Average realized fuel costs/MWh	$16.73	$16.63

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

	Three Months Ended March 31,
(in millions)	2011	2010

Fuel costs
Midwest Generation plants	$126	$141
Homer City plant	52	70
Other	4	2

Consolidated fuel costs as reported	$182	$213

 Statistical Definitions

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

Seasonality—Coal Plants

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

 Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended March 31,
(in millions)	2011	2010

Operating Revenues	$52	$30
Production Tax Credits	18	14

	70	44

Operating Expenses
Plant operations	18	12
Depreciation and amortization	31	21
Administrative and general	1	1

Total operating expenses	50	34
Equity in income (loss) from unconsolidated affiliates	—	(1)
Other Income	1	1

AOI[1]	$21	$10

Statistics[2]
Generation (in GWh)[3]	1,385	843
Aggregate plant performance[3]
Equivalent availability	93.6%	90.8%
Capacity factor	37.9%	33.1%

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

3
Includes renewable energy projects that are unconsolidated at EME. Generation excluding unconsolidated projects was 183 GWh and 152 GWh in the first quarter of 2011 and 2010, respectively.

AOI from renewable energy projects increased $11 million in the first quarter of 2011, compared to the first quarter of 2010. The 2011 increase was primarily due to projects that achieved commercial operation in late 2010 and 2011 and increased generation at other projects due to higher availability and favorable wind conditions.

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

AOI from energy trading activities decreased $32 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily attributable to lower revenues from congestion and power trading, compared to higher revenue in the first quarter of 2010.

Adjusted Operating Income from Unconsolidated Affiliates

March Point.    During the first quarter of 2010, AOI from the March Point project was $17 million due to equity distributions received from the project. EME subsequently sold its ownership interest in the March Point project to its partner at book value in February 2010.

Doga.    During the first quarter of 2010, EME received a distribution from the Doga project. EME expects to receive a distribution from the Doga project during the second half of 2011. AOI is recognized when cash is distributed from the project as the Doga project is accounted for on the cost method.

Seasonality.    EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Income (Expense)

	Three Months Ended March 31,
(in millions)	2011	2010

Interest income	$1	$1

Interest expense, net of capitalized interest
EME debt	$(62)	$(60)
Non-recourse debt	(18)	(8)

	$(80)	$(68)

EME's interest expense increased primarily due to higher debt balances for wind project financing, higher interest expense related to a loan amendment and lower capitalized interest. Capitalized interest for renewable energy projects under construction was $10 million for the first quarter of 2011, compared to $11 million for the first quarter of 2010.

Income Taxes

Income taxes for the three months ended March 31, 2011 and 2010 included tax benefits of production tax credits of $18 million and $14 million, respectively. For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Results of Discontinued Operations

Income from discontinued operations, net of tax, decreased $8 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily due to the expiration of a contract indemnity during the first quarter of 2010 related to EME's previous sale of international projects.

New Accounting Guidance

For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

The following table summarizes available liquidity at March 31, 2011:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facilities	Total Available Liquidity

EME as a holding company	$391	$484	$875
EME subsidiaries without contractual dividend restrictions	228	—	228

EME corporate cash and cash equivalents	619	484	1,103
EME subsidiaries with contractual dividend restrictions
Midwest Generation[1]	363	497	860
Homer City	147	—	147
Other EME subsidiaries	54	—	54

Total	$1,183	$981	$2,164

1
Cash and cash equivalents are available to meet Midwest Generation's operating and capital expenditure requirements.

EME, as a holding company, does not directly own any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects to meet its obligations, including debt service obligations on long-term debt. The timing and amount of distributions from EME's subsidiaries may be restricted. For further details, see "—Dividend Restrictions in Major Financings."

The following table summarizes the status of the EME and Midwest Generation credit facilities at March 31, 2011, which mature in June 2012:

(in millions)	EME	Midwest Generation

Commitments	$564	$500
Outstanding borrowings	—	—
Outstanding letters of credit	(80)	(3)

Amount available	$484	$497

EME and Midwest Generation may seek to extend or replace credit facilities or retire them by other means. The terms and conditions of any refinancing could be substantially different than those in the current credit facilities. Senior notes in the principal amount of $500 million, which bear interest at 7.50% per annum, are due in June 2013. EME may also from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, open market purchases, privately negotiated transactions or otherwise, depending on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors.

For additional discussion of liquidity and the impact of Homer City's outages, see "Management's Overview."

 Bonus Depreciation Impact on EME

The Small Business Jobs Act of 2010 and the 2010 Tax Relief Act extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. These provisions are expected to result in a consolidated Edison International net operating loss for federal income tax purposes for 2011, and delay tax-allocation payments to EME until tax benefits are fully utilized by Edison International on a consolidated basis, which may take several years. EME expects to receive tax-allocation payments in 2011 as a result of the carryback of Edison International consolidated net operating losses for 2010 and subsequently make tax-allocation payments in 2012 as a result of reallocation of tax obligations from the expected Edison International consolidated net operating loss during 2011.

Capital Investment Plan

At March 31, 2011, forecasted capital expenditures through 2013 by EME's subsidiaries for existing projects, corporate activities and turbine commitments were as follows:

(in millions)	April through December 2011	2012	2013

Midwest Generation Plants
Plant capital expenditures	$23	$21	$28
Environmental expenditures	82	172	317
Homer City Plant
Plant capital expenditures	13	26	16
Environmental expenditures	—	—	—
Renewable Energy Projects
Capital and construction expenditures	126	—	—
Turbine commitments	90	—	—
Other capital expenditures	11	14	14

Total	$345	$233	$375

Environmental Capital Expenditures

Midwest Generation plants' environmental expenditures include $64 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $503 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Midwest Generation Compliance Plans and Costs."

The capital investment plan set forth in the previous table does not include environmental capital expenditures for Homer City. However, depending on upcoming and future regulatory developments, Homer City may be required to undertake capital projects to install additional pollution control equipment, which will be dependent on lessor decisions and on obtaining available funding for these expenditures. Homer City projects that if SO2 reduction technology becomes required, it may need to make capital commitments for such equipment several years in advance of the effective date of such requirements. Homer City continues to review technologies available to reduce SO2 and mercury emissions and to monitor developments related to hazardous pollutants and other environmental regulations. The timing, selection of technology and required capital costs remain uncertain. Restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction could affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures, and Homer City may need third-party capital to fund such activities in order to continue operating, the availability of which cannot be assured. EME has no legal obligation to provide funding. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital have not been made. For a discussion of environmental regulations, refer to "Item 1. Environmental Matters and Regulations" on page 19 and "Regulatory and Environmental Risks" on page 31 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Non-Environmental Capital Expenditures

Plant capital expenditures in the preceding table relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, condenser re-tubing, development of a coal-cleaning plant refuse site and a new ash disposal site, and main power transformer replacement.

Renewable energy projects' capital and construction expenditures include a project of an unconsolidated entity in which construction expenditures will be substantially funded by EME. In addition, U.S. Treasury grants of $367 million are anticipated based on estimated eligible construction costs for renewable projects completed in 2010 and scheduled to be completed in 2011.

Future Projects

The capital investment plan set forth in the previous table does not include capital expenditures for future projects. At March 31, 2011, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 3,700 MW. The development pipeline represents potential wind projects with respect to which EME either owns the project rights or has exclusive acquisition rights. At March 31, 2011, EME had two wind projects totaling 160 MW under construction. In April 2011, the 55 MW Pinnacle wind project in West Virginia commenced construction. EME anticipates that these wind projects will achieve commercial operation in 2011. The pace of additional growth in EME's renewable program will be subject to the availability of third-party equity capital. At March 31, 2011, EME had capitalized costs and made turbine deposits totaling $45 million related to renewable energy development efforts. To the extent that the renewable energy projects are not successful, EME would record a charge to write down the carrying amount of these assets.

During the first quarter, EME entered into a memorandum of understanding with AES Southland Holdings, LLC to purchase certain equipment at AES's Huntington Beach facility and lease back such equipment until decommissioned. The transaction, if consummated, would result in retirement of the equipment in late 2012 in connection with the startup of EME's proposed Walnut Creek natural gas-fired peaker plant, thereby exempting the proposed Walnut Creek plant from 90% of the regulatory requirement for emission reduction credits needed to start construction. In April 2011, EME entered into turbine supply and construction agreements with limited contractual obligations until such time as the remaining development activities, including final permitting, are completed. EME intends to obtain project debt financing for this 479 MW project, which has a long-term power sales agreement with Southern California Edison Company. Completion of development is subject to a number of conditions, none of which are assured.

EME's Historical Consolidated Cash Flow

This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2011	2010

Operating cash flow from continuing operations	$114	$312
Operating cash flow from discontinued operations	(2)	6

Net cash provided by operating activities	112	318
Net cash provided by (used in) financing activities	104	34
Net cash used in investing activities	(108)	(115)

Effect of consolidation of variable interest entity on cash	—	5
Effect on cash from deconsolidation of variable interest entities	—	(4)

Net increase in cash and cash equivalents	$108	$238

Consolidated Cash Flows from Operating Activities

The first quarter 2011 decrease as compared to the first quarter of 2010 in cash provided by operating activities from continuing operations was primarily attributable to lower net income and the settlement of derivative contracts in 2010.

Consolidated Cash Flows from Financing Activities

The first quarter 2011 increase as compared to the first quarter of 2010 in cash provided by financing activities from continuing operations was primarily attributable to additional borrowing in Viento Funding II refinance and advances under the Laredo and Big Sky financing agreements.

Consolidated Cash Flows from Investing Activities

Cash used in investing activities for the first quarters of 2011 and 2010 primarily consisted of capital expenditures. In addition, cash used in investing activities for the first quarter of 2010 included turbine deposits (investment in other assets) related to wind projects.

 Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of March 31, 2011 were as follows:

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

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on EME's ability to sell forward the output of the Homer City plant through EMMT, refer to "Credit Rating of EMMT" in Item 7 on page 60 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

To reduce its exposure to market risk, EME hedges a portion of its electricity price exposure through EMMT. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities; however, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. For further details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."

Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2011, if wholesale energy prices change or if EMMT enters into additional transactions. Certain EMMT hedge contracts do not require margin, but contain provisions that require EME or Midwest Generation to comply with the terms and conditions of their credit facilities. The credit facilities contain financial covenants which are described further in "—EME's Liquidity as a Holding Company" and "—Dividend Restrictions in Major Financings."

EME's Liquidity as a Holding Company

EME's Credit Facility Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility. The following details of EME's interest coverage ratio and a maximum corporate-debt-to-capital ratio are provided as an aid to understanding the components of the computations as defined in the credit facility. This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in EME's consolidated financial statements. At March 31, 2011, EME and its subsidiaries were in compliance with the terms of their debt covenants.

The following table sets forth the major components of the interest coverage ratio:

	12 Months Ended
(in millions)	March 31, 2011	December 31, 2010

Funds Flow Available for Interest
Distributions
Midwest Generation	$120	$125
Homer City	74	74
Big 4 projects	70	77
U.S. Treasury grants	92	92
Renewable energy projects	287	223
Other projects	30	63
Tax payments received from subsidiaries	136	136
Realized trading income	105	120
Tax-allocation receipts (payments)[1]	82	90
Operating expenses	(136)	(139)
Other items, net	(30)	(56)

	$830	$805

Net Interest Expense
EME corporate debt	$225	$223
Addback: Capitalized interest	53	54
Powerton-Joliet intercompany notes	111	112

	$389	$389

Ratio	2.13	2.07
Covenant threshold (not less than)	1.20	1.20

1
Excludes production tax credits for Viento Funding II, Inc. and certain state tax payments which are classified in other items, net.

The Small Business Jobs Act of 2010 and the 2010 Tax Relief Act provisions are expected to result in a consolidated Edison International net operating loss for federal income tax purposes for 2011 and delay tax-allocation payments to EME until tax benefits are fully utilized by Edison International on a consolidated basis, which may take several years.

The following table sets forth the major components of the corporate-debt-to-capital ratio:

(in millions)	March 31, 2011	December 31, 2010

Corporate Debt
Indebtedness for money borrowed	$3,700	$3,700
Powerton-Joliet termination value	870	933
Letters of credit	82	83

	$4,652	$4,716

Corporate Capital
Common shareholder's equity	$2,794	$2,842
Less:
Non-cash cumulative changes in accounting	(9)	(9)
Accumulated other comprehensive income	34	31
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to Mission Energy Holding Company for repayment of 13.5% notes	899	899

	4,305	4,350

Corporate debt	4,652	4,716

	$8,957	$9,066

Corporate-debt-to-capital ratio	0.52	0.52
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at March 31, 2011 or for the 12 months ended March 31, 2011:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.14 to 1
Homer City (Homer City plant)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.87 to 1

To pay dividends, Homer City must meet the senior rent service coverage ratio. In addition, Homer City is restricted from paying dividends until the Homer City equity reserve account is replenished. For additional information, see "Management's Overview—Homer City Outage."

For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 64 of EME's annual report on Form 10-K for the year ended December 31, 2010.

 EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At March 31, 2011, the maximum permissible sale or disposition of EME assets is calculated as follows:

(in millions)

Consolidated Net Tangible Assets
Total consolidated assets	$9,457
Less:
Consolidated current liabilities	(510)
Intangible assets	(77)

$8,870

10% Threshold	$887

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

Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Commitments—Fuel Supply Contracts."

Midwest Generation New Source Review Lawsuit

For a discussion of the Midwest Generation New Source Review Lawsuit, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Midwest Generation New Source Review Lawsuit."

Homer City New Source Review Lawsuit

For a discussion of the Homer City New Source Review Lawsuit, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Homer City New Source Review Lawsuit."

 Off-Balance Sheet Transactions

For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 68 of EME's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report.

Environmental Matters and Regulations

For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 19 of EME's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report, except as set forth in "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

MARKET RISK EXPOSURES

For a detailed discussion of EME's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 71 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Derivative Instruments

Unrealized Gains and Losses

EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended March 31,
(in millions)	2011	2010

Midwest Generation plants
Non-qualifying hedges	$(1)	$(2)
Ineffective portion of cash flow hedges	—	4
Homer City plant
Non-qualifying hedges	1	—
Ineffective portion of cash flow hedges	1	(2)

Total unrealized gains	$1	$—

At March 31, 2011, cumulative unrealized gains of $5 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($(1) million for the remainder of 2011 and $6 million for 2012).

Fair Value Disclosures

In determining the fair value of EME's derivative positions, EME uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of EME's derivative instruments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments and Hedging Activities," respectively.

Commodity Price Risk

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Midwest Generation plants
Northern Illinois Hub	$34.09	$34.53
Homer City plant
PJM West Hub	$45.77	$44.53
Homer City Busbar	41.47	39.33

1
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at March 31, 2011:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2011
April	$29.53	$40.01
May	28.15	39.74
June	30.92	43.44
July	35.17	48.86
August	37.29	50.28
September	28.63	42.66
October	25.17	40.65
November	28.56	41.65
December	30.14	45.92
2012 calendar "strip"[2]	$31.30	$46.20

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

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at March 31, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011		2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants
Northern Illinois and AEP/Dayton Hubs	7,664	$37.78	5,350	$35.25	1,020	$39.11
Homer City plant[2,3]
PJM West Hub	1,195	58.86	1,370	51.68	204	51.85

Total	8,859		6,720		1,224

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

3
The average price/MWh includes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at March 31, 2011:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2011 to May 31, 2011
Midwest Generation	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
Homer City	1,884	(261)	1,623	1,813	174.29	(190)	$53.95	188.38
June 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 182 to 191 MW of capacity for periods ranging from April 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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

Basis Risk

During the three months ended March 31, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 12%, respectively, due to transmission congestion in PJM. During the three months ended March 31, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 11% and 1%, respectively, during the three months ended March 31, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2011 for the remainder of 2011 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	April through December 2011	2012	2013

Midwest Generation plants	12.4	9.8	—
Homer City plant	3.5	1.9	0.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City plant.

EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal, which are related to the price of coal purchased for the Homer City plant, increased during 2011 from 2010 year-end prices. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $76.15 per ton at April 1, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $13.25 per ton and $14.75 per ton during the first quarter of 2011. The market price of PRB coal decreased to a price of $13.25 per ton at April 1, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

EME has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. EME is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Pennsylvania's and Illinois' implementation of the Clean Air Interstate Rule (CAIR), coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, EME is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of SO2 allowances decreased to $10 per ton during the first quarter of 2011 from $50 per ton in 2010. The average purchase price of annual NOx allowances decreased to $335 per ton during the first quarter of 2011 from $936 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $5 per ton and $227.50 per ton, respectively, at March 31, 2011.

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2011, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	March 31, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$93	$—	$93
A-	2	—	2
BBB+	11	—	11
BBB	5	—	5
BBB-	11	—	11
Below investment grade	48	(47)	1

Total	$170	$(47)	$123

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

The credit risk exposure set forth in the above table is composed of $80 million of net accounts receivable and payables and $90 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Due to developments in the financial markets, credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $46 million cash margin in the aggregate with PJM, NYISO, Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 68% of EME's consolidated operating revenues for the three months ended March 31, 2011. At March 31, 2011, EME's account receivable due from PJM was $55 million.

EME's wind turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's wind projects and development efforts.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of EME's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 80 of EME's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 71 in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2010. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of EME's legal proceedings, refer to "Contingencies" on page 148 of EME's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

Midwest Generation New Source Review Lawsuit

In March 2011, the U.S. District Court for the Northern District of Illinois dismissed nine of the ten PSD claims asserted against Midwest Generation and EME by the State of Illinois and the Department of Justice, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The Court also dismissed all claims asserted against Commonwealth Edison Company and EME. The Court denied a motion to dismiss a claim by intervenor citizens groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the Court that the statute of limitations should be equitably tolled. The Court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010. The risks described in EME's annual report on Form 10-K and in this report are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ Maria Rigatti Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2011