Form 10-Q
period 2011-09-30
EDISON MISSION ENERGY
filed 2011-11-02
CIK 930835

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        Number of shares outstanding of the registrant's Common Stock as of November 2, 2011: 100 shares (all shares held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AOI	adjusted operating income (loss)
BACT	best available control technology
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
coal plants	Midwest Generation coal plants and Homer City electric generating station
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	accounting principles generally accepted in the United States of America
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Homer City	EME Homer City Generation L.P.
Lehman	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings Inc.
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency
U.S. Treasury grants	Cash grants, under the American Recovery and Reinvestment Act of 2009

v

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Revenues	$595	$691	$1,681	$1,835
Operating Expenses
Fuel	242	228	598	602
Plant operations	136	135	568	519
Plant operating leases	44	44	132	133
Depreciation and amortization	78	62	229	181
Asset retirements	—	—	8	4
Administrative and general	40	43	128	133

Total operating expenses	540	512	1,663	1,572

Operating income	55	179	18	263

Other Income (Expense)
Equity in income from unconsolidated affiliates	55	61	67	98
Dividend income	1	1	29	18
Interest income	—	—	1	2
Interest expense	(81)	(64)	(241)	(198)
Other income (expense), net	1	(1)	6	1

Total other expense	(24)	(3)	(138)	(79)

Income (loss) from continuing operations before income taxes	31	176	(120)	184
Provision (benefit) for income taxes	(2)	58	(104)	11

Income (Loss) from Continuing Operations	33	118	(16)	173
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 13)	—	(5)	(3)	4

Net Income (Loss)	33	113	(19)	177

Net Loss Attributable to Noncontrolling Interests	1	—	1	—

Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$34	$113	$(18)	$177

Amounts Attributable to Edison Mission Energy Common Shareholder
Income (loss) from continuing operations, net of tax	$34	$118	$(15)	$173
Income (loss) from discontinued operations, net of tax	—	(5)	(3)	4

Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$34	$113	$(18)	$177

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Income (Loss)	$33	$113	$(19)	$177
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss included in expenses, net of tax	1	—	2	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(19) and $29 for the three months and $(24) and $41 for the nine months ended September 30, 2011 and 2010, respectively	(30)	43	(38)	61
Reclassification adjustments included in net income (loss), net of income tax benefit of $0 and $5 for the three months and $12 and $54 for the nine months ended September 30, 2011 and 2010, respectively	—	(7)	(17)	(80)

Other comprehensive income (loss)	(29)	36	(53)	(19)

Comprehensive Income (Loss)	4	149	(72)	158

Comprehensive Loss Attributable to Noncontrolling Interests	1	—	1	—

Comprehensive Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$5	$149	$(71)	$158

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	September 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$1,235	$1,075
Accounts receivable—trade	104	170
Receivables from affiliates	6	192
Inventory	251	236
Derivative assets	32	46
Restricted cash	15	2
Margin and collateral deposits	44	59
Prepaid expenses and other	196	79

Total current assets	1,883	1,859

Investments in Unconsolidated Affiliates	568	557

Property, Plant and Equipment, less accumulated depreciation of $1,973 and $1,759 at respective dates	5,503	5,332

Other Assets
Deferred financing costs	67	54
Long-term derivative assets	59	70
Restricted deposits	41	44
Rent payments in excess of levelized rent expense under plant operating leases	1,320	1,187
Other long-term assets	159	218

Total other assets	1,646	1,573

Total Assets	$9,600	$9,321

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts, unaudited)
	September 30, 2011	December 31, 2010

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$91	$90
Payables to affiliates	77	18
Accrued liabilities	143	201
Derivative liabilities	3	6
Interest payable	104	31
Deferred taxes	22	34
Current portion of long-term debt	51	48
Short-term debt	—	96

Total current liabilities	491	524

Long-term debt net of current portion	4,575	4,342
Deferred taxes and tax credits	572	836
Deferred revenues	537	160
Long-term derivative liabilities	80	19
Other long-term liabilities	611	619

Total Liabilities	6,866	6,500

Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,326	1,336
Retained earnings	1,426	1,448
Accumulated other comprehensive loss	(84)	(31)

Total Edison Mission Energy common shareholder's equity	2,732	2,817

Noncontrolling Interests	2	4

Total Equity	2,734	2,821

Total Liabilities and Equity	$9,600	$9,321

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(19)	$177
(Income) loss from discontinued operations	3	(4)

Income (loss) from continuing operations, net	(16)	173
Adjustments to reconcile income to net cash provided by operating activities:
Equity in income from unconsolidated affiliates	(67)	(98)
Distributions from unconsolidated affiliates	52	75
Depreciation and amortization	243	190
Deferred taxes and tax credits	(143)	35
Changes in operating assets and liabilities:
Decrease in margin and collateral deposits	15	31
Decrease in accounts receivables	252	147
Increase in inventory	(12)	(22)
Increase in prepaid expenses and other	(25)	—
(Increase) decrease in restricted cash	(12)	53
Increase in rent payments in excess of levelized rent expense	(133)	(148)
Increase (decrease) in accounts payable and other current liabilities	33	(129)
Increase in interest payable	72	71
(Increase) decrease in derivative assets and liabilities	(7)	86
Proceeds from U.S. Treasury grants	310	92
Decrease in other operating—assets	23	8
Increase (decrease) in other operating—liabilities	(35)	24

Operating cash flow from continuing operations	550	588
Operating cash flow from discontinued operations	(3)	4

Net cash provided by operating activities	547	592

Cash Flows From Financing Activities
Borrowings on long-term debt	189	118
Payments on long-term debt	(85)	(26)
Borrowings under construction loans	—	98
Borrowings under short-term debt	32	—
Payments to affiliates related to stock-based awards	(6)	(2)
Excess tax benefits related to stock option exercises	1	—
Financing costs	(18)	(16)

Net cash provided by financing activities from continuing operations	113	172

Cash Flows From Investing Activities
Capital expenditures	(477)	(469)
Proceeds from return of capital and loan repayments and sale of assets	15	16
Investments in and loans to unconsolidated affiliates	(10)	—
Purchase of interest of acquired companies	(3)	(4)
Maturities of short-term investments	—	1
Decrease in restricted deposits	4	—
Investments in other assets	(29)	(7)

Net cash used in investing activities from continuing operations	(500)	(463)

Net increase in cash and cash equivalents	160	301
Cash and cash equivalents at beginning of period	1,075	796

Cash and cash equivalents at end of period	$1,235	$1,097

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included money market funds totaling $979 million and $813 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Inventory

Inventory is stated at the lower of weighted average cost or market. Inventory consisted of the following:

(in millions)	September 30, 2011	December 31, 2010

Coal, fuel oil and other raw materials	$167	$163
Spare parts, materials and supplies	84	73

Total inventory	$251	$236

 Prepaid Expenses and Other

At September 30, 2011, $78 million of U.S. Treasury grants receivable related to the Taloga wind project was included in prepaid expenses and other.

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

 Note 2. Consolidated Statement of Changes in Equity

The following table provides the changes in equity for the nine months ended September 30, 2011:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity

Balance at December 31, 2010	$64	$1,336	$1,448	$(31)	$4	$2,821
Net loss	—	—	(18)	—	(1)	(19)
Other comprehensive loss	—	—	—	(53)	—	(53)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(4)	—	—	(4)
Excess tax benefits related to stock option exercises	—	1	—	—	—	1
Other stock transactions, net	—	3	—	—	—	3
Purchase of noncontrolling interests[1]	—	(14)	—	—	(1)	(15)

Balance at September 30, 2011	$64	$1,326	$1,426	$(84)	$2	$2,734

1
During the nine months ended September 30, 2011, EME purchased the remaining interests in Pinnacle Wind Force, LLC, and Broken Bow I, LLC and all assets of the Crofton Bluffs project. All three projects are now 100% owned by EME. The purchases of the noncontrolling interests were accounted for as equity transactions between controlling and noncontrolling interest holders.

The following table provides the changes in equity for the nine months ended September 30, 2010:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity

Balance at December 31, 2009	$64	$1,339	$1,280	$78	$76	$2,837
Impact of deconsolidation of variable interest entities[1]	—	—	10	—	(71)	(61)
Net income	—	—	177	—	—	177
Other comprehensive loss	—	—	—	(19)	—	(19)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(3)	—	—	(3)
Other stock transactions, net	—	5	—	—	—	5
Purchase of noncontrolling interests[2]	—	(5)	—	—	—	(5)

Balance at September 30, 2010	$64	$1,339	$1,464	$59	$5	$2,931

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

 Note 3. Variable Interest Entities

Projects or Entities that are Consolidated

At September 30, 2011 and December 31, 2010, EME consolidated 13 and 14 projects, respectively, with a total generating capacity of 570 MW and 580 MW, respectively, that have interests held by others. In April 2011, EME sold its 75% ownership interest in a Minnesota wind project. In determining that EME was the primary beneficiary, the key factors considered were EME's ability to direct commercial and operating activities, and EME's obligation to absorb losses and right to receive benefits that could potentially be significant to the variable interest entities. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	September 30, 2011	December 31, 2010

Current assets	$40	$26
Net property, plant and equipment	702	739
Other long-term assets	6	6

Total assets	$748	$771

Current liabilities	$28	$25
Long-term debt net of current portion	67	71
Deferred revenues	69	71
Other long-term liabilities	21	21

Total liabilities	$185	$188

Noncontrolling interests	$2	$4

At September 30, 2011 and December 31, 2010, assets serving as collateral for the debt obligations had a carrying value of $160 million and $163 million, respectively, and primarily consist of property, plant and equipment.

Projects that are not Consolidated

EME accounts for domestic gas and wind energy projects in which it has less than a 100% ownership interest, and cannot exercise unilateral control, under the equity method. At September 30, 2011 and December 31, 2010, EME had five significant variable interests in natural gas projects that are not consolidated, consisting of the Big 4 projects (Kern River, Midway-Sunset, Sycamore and Watson) and the Sunrise project. A subsidiary of EME operates three of the four Big 4 projects and the Sunrise project and EME's partner provides the fuel management services for the Big 4 projects. In addition, the executive director of these projects is provided by EME's partner. Commercial and operating activities are jointly controlled by a management committee of each variable interest entity. Accordingly, EME accounts for its variable interests under the equity method.

EME accounts for its interest in three renewable wind generating facilities under the equity method. At December 31, 2010, EME had interests in two renewable wind generating facilities, the Elkhorn Ridge and San Juan Mesa projects. In addition to these two projects, at September 30, 2011, EME had interests in Community Wind North, which achieved commercial operation on May 28, 2011. The commercial and operating activities of these entities are jointly directed by representatives of each partner. Thus, EME is not the primary beneficiary of these projects.

The following table presents the carrying amount of EME's investments in unconsolidated variable interest entities and the maximum exposure to loss for each investment:

	September 30, 2011
(in millions)	Investment	Maximum Exposure

Natural gas-fired projects	$340	$340
Renewable energy projects	228	228

EME's maximum exposure to loss in its variable interest entities accounted for under the equity method is generally limited to its investment in these entities. One of EME's domestic energy projects has long-term debt that is secured by a pledge of project entity assets, but does not provide for recourse to EME. Accordingly, a default under the project financing could result in foreclosure on the assets of the project entity resulting in a loss of some or all of EME's investment, but would not require EME to contribute additional capital. At September 30, 2011, entities which EME has accounted for under the equity method had indebtedness of $64 million, of which $16 million is proportionate to EME's ownership interest in this one project.

Note 4. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of September 30, 2011 and December 31, 2010.

EME categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$979	$—	$—	$—	$979

Derivative contracts
Electricity	$—	$43	$84	$(36)	$91
Natural gas	2	—	—	(2)	—
Fuel oil	2	—	—	(2)	—
Coal	—	1	—	(1)	—

Total commodity contracts	4	44	84	(41)	91

Total assets	$983	$44	$84	$(41)	$1,070

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$11	$4	$(12)	$3
Fuel oil	1	—	—	(1)	—
Interest rate contracts	—	80	—	—	80

Total liabilities	$1	$91	$4	$(13)	$83

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$813	$—	$—	$—	$813

Derivative contracts
Electricity	$—	$70	$107	$(61)	$116
Natural gas	1	—	—	(1)	—
Fuel oil	8	—	—	(8)	—

Total commodity contracts	9	70	107	(70)	116

Total assets	$822	$70	$107	$(70)	$929

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$12	$16	$(21)	$7
Natural gas	—	2	—	—	2
Coal	—	1	—	(1)	—

Total commodity contracts	—	15	16	(22)	9
Interest rate contracts	—	16	—	—	16

Total liabilities	$—	$31	$16	$(22)	$25

1
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on EME's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fair value, net assets at beginning of period	$84	$166	$91	$173
Total realized/unrealized gains (losses)
Included in earnings[1]	(4)	24	14	51
Included in accumulated other comprehensive income (loss)	1	1	(2)	5
Purchases	5	6	16	15
Settlements	(6)	(79)	(37)	(131)
Transfers in or out of Level 3	—	4	(2)	9

Fair value, net assets at end of period	$80	$122	$80	$122

Change during the period in unrealized gains (losses) related to assets and liabilities, net held at end of period[1]	$—	$(3)	$7	$1

1
Reported in operating revenues on EME's consolidated statements of operations.

EME determines the fair value of transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between levels during the three months and nine months ended September 30, 2011 and 2010.

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

Long-term Debt

The carrying amounts and fair values of EME's long-term debt were as follows:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$4,626	$3,274	$4,390	$3,670

In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value.

The carrying amount of short-term debt approximates fair value.

Note 5. Debt and Credit Agreements

Project Financings

Walnut Creek

On July 27, 2011, EME completed, through wholly owned subsidiaries, non-recourse financings to fund construction of the Walnut Creek project, a 479 MW natural gas-fired peaker plant in southern California. The financings included floating rate construction loans totaling $495 million that will convert to 10-year amortizing term loans by June 30, 2013, subject to meeting specified conditions, and also included $122 million of letter of credit ($40 million outstanding at September 30, 2011) and working capital facilities.

The non-recourse financings were completed in two parts. A construction plus term loan financing of $442 million that initially accrues interest at the London Interbank Offered Rate (LIBOR) plus 2.25% and increases by 0.25% after the third, sixth and ninth anniversaries of the term conversion date. An interest rate swap agreement for a portion of the construction loan fixed the floating rate at 0.8135% beginning November 30, 2011 through May 31, 2013. The effective rate for the outstanding loan of $44 million was 2.48% at September 30, 2011. Under the swap agreement for majority of the term loan, the fixed interest rate will be 3.5429% beginning June 28, 2013 through May 31, 2023 and the effective rate is expected to be 5.84%.

A second construction plus term loan financing of $53 million was obtained by a holding company that accrues interest at LIBOR plus 4.00% over the entire term. An interest rate swap agreement for a portion of the construction loan fixed the floating rate at 0.79% beginning July 29, 2011 through May 31, 2013. The effective rate for the outstanding loan of $49 million was 4.94% at September 30, 2011. Under the swap agreement for the majority of the term loan, the fixed interest rate will be 4.0025% beginning June 28, 2013 through May 31, 2023 and the effective rate is expected to be 8.00%. Both outstanding loans were recorded in long-term debt on EME's consolidated balance sheet at September 30, 2011.

In May 2011, EME purchased, through wholly owned subsidiaries, select equipment at AES Southland Funding, LLC and its affiliates' (AES's) Huntington Beach facilities and leased such equipment back to an AES affiliate until its planned decommissioning at the end of 2012 for which AES retained the asset retirement obligation. The transaction resulted in an exemption for 90% of emission reduction credits needed to complete permitting activities for the Walnut Creek project. The $56 million of notes payable for the purchase was paid in July 2011.

Viento Funding II Wind Financing Amendment

In February 2011, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its 2009 non-recourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $255 million, which included a $227 million ten-year term loan (expiring in December 2020), a $23 million seven-year letter of credit facility and a $5 million seven-year working capital facility. At September 30, 2011, $216 million was outstanding under this loan. The amount of outstanding letters of credit was $23 million. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary. Viento Funding II, Inc. entered into interest rate swap agreements at 3.415% to hedge the majority of the variable interest rate under the term loan. Approximately $84 million under the swap agreements entered in connection with the 2009 financing were left unchanged at 3.175% and were outstanding at September 30, 2011. The effective interest rate as of September 30, 2011 was 5.77%. For further details regarding the interest rate swap agreements, see Note 6—Derivative Instruments and Hedging Activities. In conjunction with the foregoing, EME expensed $3 million of deferred financing costs and incurred a loss of $2 million from the termination of interest rate swaps, included as part of interest expense on the consolidated statement of operations.

Standby Letters of Credit

At September 30, 2011, standby letters of credit under EME's credit facility aggregated $65 million and were scheduled to expire as follows: $1 million in 2011 and $64 million in 2012. In addition, letters of credit under EME's subsidiaries' credit facilities aggregated $98 million and were scheduled to expire as follows: $7 million in 2011, $63 million in 2012, $10 million in 2017, and $18 million in 2018. EME's subsidiaries' aggregate amount includes $3 million issued under the Midwest Generation, LLC (Midwest Generation) credit facility and $40 million issued in connection with the power purchase agreement with Southern California Edison Company, an affiliate of EME, under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

September 30, 2011
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	15,910	[1]	13,353	[3]	36,597
Electricity	Forwards/Futures	Purchases	GWh	101	[1]	13,230	[3]	42,429
Electricity	Capacity	Sales	MW-Day (in thousands)	134	[2]	—		12	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	12	[2]	—		219	[2]
Electricity	Congestion	Sales	GWh	—		90	[4]	15,910	[4]
Electricity	Congestion	Purchases	GWh	—		4,023	[4]	253,688	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		55.3
Natural gas	Forwards/Futures	Purchases	bcf	—		—		53.4
Fuel oil	Forwards/Futures	Sales	barrels	—		—		100,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000		140,000
Coal	Forwards/Futures	Sales	tons	—		—		1,485,000
Coal	Forwards/Futures	Purchases	tons	—		—		1,485,000

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Accreting forward starting interest rate swap	Convert floating rate (1-month LIBOR) debt to fixed rate (0.8135%) debt	Cash flow	$39	May 2013
Accreting interest rate swap	Convert floating rate (1-month LIBOR) debt to fixed rate (0.79%) debt	Cash flow	24	May 2013
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	84	June 2016
Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.415%) debt	Cash flow	110	December 2020
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.5429%) debt	Cash flow	398	May 2023
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.0025%) debt	Cash flow	48	May 2023
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	119	December 2025
Amortizing interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	67	March 2026

December 31, 2010
				Hedging Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges		Trading Activities

Electricity	Forwards/Futures	Sales	GWh	16,799	[1]	22,456	[3]	34,630
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	22,931	[3]	37,669
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	—		136	[2]
Electricity	Capacity	Purchases	MW-Day (in thousands)	8	[2]	—		419	[2]
Electricity	Congestion	Sales	GWh	—		136	[4]	12,020	[4]
Electricity	Congestion	Purchases	GWh	—		1,143	[4]	187,689	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		—		30.6
Natural gas	Forwards/Futures	Purchases	bcf	—		—		34.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000		10,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000		10,000
Coal	Forwards/Futures	Sales	tons	—		—		2,630,500
Coal	Forwards/Futures	Purchases	tons	—		—		2,645,500

(in millions)
Instrument	Purpose	Type of Hedge	Notional Amount	Expiration Date

Amortizing interest rate swap	Convert floating rate (6-month LIBOR) debt to fixed rate (3.175%) debt	Cash flow	$138	June 2016
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (4.29%) debt	Cash flow	122	December 2025
Amortizing forward starting interest rate swap	Convert floating rate (3-month LIBOR) debt to fixed rate (3.46%) debt	Cash flow	68	March 2026

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

September 30, 2011
	Derivative Assets			Derivative Liabilities
							Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Non-trading activities
Cash flow hedges	$34	$8	$42	$16	$90	$106	$(64)
Economic hedges	29	3	32	31	2	33	(1)
Trading activities	132	102	234	96	37	133	101

	195	113	308	143	129	272	36
Netting and collateral received[1]	(163)	(54)	(217)	(140)	(49)	(189)	(28)

Total	$32	$59	$91	$3	$80	$83	$8

December 31, 2010
Non-trading activities
Cash flow hedges	$54	$2	$56	$10	$25	$35	$21
Economic hedges	77	2	79	71	—	71	8
Trading activities	184	103	287	148	29	177	110

	315	107	422	229	54	283	139
Netting and collateral received[1]	(269)	(37)	(306)	(223)	(35)	(258)	(48)

Total	$46	$70	$116	$6	$19	$25	$91

1
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$27	$175
Effective portion of changes in fair value	(62)	102
Reclassification to net income	(29)	(134)	Operating revenues

End of period derivative gains (losses)	$(64)	$143

1
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income (loss) at September 30, 2011 and 2010 were $(39) million and $86 million, respectively.

For additional information, see Note 11—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. EME recorded net gains of $4 million during each of the third quarters of 2011 and 2010 and $6 million and $5 million during the nine months ended September 30, 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2011	2010	2011	2010

Economic hedges	Operating revenues	$(6)	$7	$20	$—
	Fuel	(3)	2	1	—
Trading activities	Operating revenues	11	28	68	108

Contingent Features

Certain derivative instruments contain margin and collateral deposit requirements. Since EME's and its subsidiaries' credit ratings are below investment grade, EME and its subsidiaries have provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties. Future increases in power prices could expose EME, Midwest Generation or Edison Mission Marketing & Trading, Inc. (EMMT) to additional collateral postings.

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

(in millions)	September 30, 2011	December 31, 2010

Collateral provided to counterparties
Offset against derivative liabilities	$2	$4
Reflected in margin and collateral deposits	44	59
Collateral received from counterparties
Offset against derivative assets	30	52

Note 7. Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Income (loss) from continuing operations before income taxes	$31	$176	$(120)	$184

Provision (benefit) for income taxes at federal statutory rate of 35%	$11	$62	$(42)	$65
Increase (decrease) in income tax from:
State tax-net of federal provision (benefit) (excludes state tax settlement)	—	7	(9)	5
Production tax credits, net	(11)	(12)	(47)	(45)
Resolution of 1986-2002 state tax issues	—	4	—	(16)
Other	(2)	(3)	(6)	2

Total provision (benefit) for income taxes from continuing operations	$(2)	$58	$(104)	$11

Effective tax rate	6%	33%	87%	6%

At September 30, 2011, EME has recognized deferred tax assets of $179 million related to net operating losses carryforwards and $161 million related to production tax credit carryforwards that expire between 2030 and 2032, if unused.

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

Unrecognized Tax Benefits

There was no change in unrecognized tax benefits from December 31, 2010. As of September 30, 2011 and December 31, 2010, $148 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

Edison International's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit.

The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The EME-related proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $191 million, including interest and penalties through September 30, 2011 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). Edison International disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The disputed tax matter is currently being considered in appeals.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to EME's income tax liabilities was $41 million and $32 million as of September 30, 2011 and December 31, 2010, respectively.

The net after-tax interest expense (income) and penalties recognized in income tax expense was $3 million and $16 million for the three months ended September 30, 2011 and 2010, respectively, and $6 million and $10 million for the nine months ended September 30, 2011 and 2010, respectively.

Bonus Depreciation Impact on EME

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. These provisions are expected to result in a consolidated Edison International net operating loss for federal income tax purposes for 2011, and delay tax-allocation payments to EME until tax benefits are fully utilized by Edison International on a consolidated basis, which may take several years. In August 2011, EME received tax-allocation payments of $182 million as a result of the carryback of Edison International consolidated net operating losses for 2010. However, EME expects to make tax-allocation payments to Edison International during 2012 as a result of the reallocation of tax obligations from an expected Edison International consolidated net operating loss in 2011.

Note 8. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the nine months ended September 30, 2011, EME made contributions of $19 million, and during the remainder of 2011, expects to make $4 million of additional contributions.

The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$4	$4	$13	$12
Interest cost	4	3	11	10
Expected return on plan assets	(3)	(2)	(9)	(7)
Amortization of net loss	—	1	2	2

Total expense	$5	$6	$17	$17

Postretirement Benefits Other Than Pensions

During the nine months ended September 30, 2011, EME made contributions of $1 million, and during the remainder of 2011, expects to make $1 million of additional contributions.

The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$—	$1	$2	$2
Interest cost	2	1	5	4
Amortization of prior service credit	—	—	—	(1)
Amortization of net loss	1	—	1	—

Total expense	$3	$2	$8	$5

Note 9. Commitments and Contingencies

Commitments

Fuel Supply Contracts and Coal Transportation Agreements

At September 30, 2011, Midwest Generation and EME Homer City Generation L.P. (Homer City) had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments, together with estimated transportation costs under existing agreements, are estimated to aggregate $925 million, which consists of: $245 million for the remainder of 2011, $332 million in 2012, $198 million in 2013, and $150 million in 2014.

Turbine Commitments

Based upon a June 2011 contract amendment, EME was required to schedule turbine deliveries by September 2011 or incur a termination obligation equal to its turbine deposit of $29 million. Under the terms of a September 2011 contract amendment, EME scheduled turbine deliveries for the Broken Bow I wind project which will utilize the $29 million turbine deposit. In October 2011, EME entered into a contractual agreement for the purchase of additional turbines with commitments of $39 million through 2012 for the Crofton Bluffs wind project.

On October 8, 2010, an agreement was reached to settle disputes included in the complaint filed by EME against Mitsubishi Power Systems Americas, Inc. and Mitsubishi Heavy Industries, Ltd. with respect to a wind turbine generator supply agreement. As a result of this agreement, EME may elect to deploy up to 60 additional wind turbines (aggregating 144 MW) that were part of the original contract, or may be obligated to make a payment of up to $30 million following the end of the three-year period, which commenced on October 8, 2010, if it has not elected to deploy the additional turbines and if certain other criteria apply.

Capital Commitments

At September 30, 2011, EME's subsidiaries had firm commitments to spend approximately $157 million during the remainder of 2011, $235 million in 2012 and $19 million in 2013 for capital expenditures. These expenditures primarily relate to the Walnut Creek project and the construction of wind projects. EME intends to fund these expenditures through project level financing, U.S. Treasury grants, Midwest Generation and EME lines of credit, if available, cash on hand and cash generated from operations.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 230 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2011. Midwest Generation had recorded a liability of $55 million at September 30, 2011 related to this contractual indemnity.

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

Indemnities Provided under Asset Sale and Sale-Leaseback Agreements

The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At September 30, 2011, EME had recorded a liability of $43 million related to these matters.

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

In connection with the sale-leaseback transactions related to the Homer City plant in Pennsylvania, the Powerton and Joliet Stations in Illinois and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Under these tax indemnity agreements, the lessees in the sale-leaseback transactions agreed to indemnify the lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. EME has not recorded a liability for these matters.

EME agreed to indemnify the lessors in the sale-leaseback transaction related to the Homer City plant for certain negative federal income tax consequences should the rent payments be "levelized" for tax purposes and for potential foreign tax credit losses in the event that the lessor's debt is characterized as recourse, rather than non-recourse. This indemnity covers a limited range of possible tax consequences that are unrelated to performance under the lease.

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

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013. A motion filed by the plaintiffs requesting that the dismissals be certified as "partial final judgments" capable of appeal, and requesting that the remaining claims be stayed pending such an appeal, is pending.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs sought to have their suits certified as a class action and requested injunctive relief, as well as compensatory and punitive damages. In October 2011, the complaints were dismissed for lack of federal jurisdiction. EME does not know whether the plaintiffs will appeal the dismissal or file a complaint in state court.

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

Homer City New Source Review and Other Litigation

In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The Pennsylvania Department of Environmental Protection, the State of New York and the State of New Jersey intervened in the lawsuit.

Also in January 2011, two residents filed a complaint in the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale-leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and Edison International, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs sought to have their suit certified as a class action and requested injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages.

On October 12, 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. On October 13, 2011, the claims in the purported class action lawsuit that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so. EME does not know whether the US EPA and the other plaintiffs in these cases will appeal the dismissal of these cases, or whether plaintiffs in the purported class action lawsuit will file a complaint in state court. If the plaintiffs are able to revive the lawsuits, adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City and EME.

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

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $10 million at September 30, 2011 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 10. Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR is the final form of a previously proposed replacement for the Clean Air Interstate Rule (CAIR), originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois and Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

EME believes that Midwest Generation's current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on hazardous air pollutant (HAP) emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether Homer City will be able to acquire allowances for 2012 and 2013 in sufficient quantity to cover its normal operations and whether it will be able to pass through the cost of such allowances in the marketplace. Also, Homer City's SO2 emissions could exceed its assurance level, and, therefore, unless the US EPA's proposed revision to the rule is adopted, Homer City could be subject to penalties depending on whether, collectively, emissions from all of the subject electrical generating facilities in Pennsylvania exceed the state's budgeted emissions level. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel modifications, for complying with Phase I of CSAPR. The cost of allowances, together with possible operational impacts or reductions of output that may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, including some expenditures in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million. An application for a construction permit to install the additional controls was filed on October 3, 2011 with the Pennsylvania Department of Environmental Protection.

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete such retrofits and will have to seek third-party financing, which will be subject to decisions by Homer City's lessors, holders of bonds who provided financing for the sale-leaseback transaction and new providers of capital funding. There is no assurance that sufficient financing will be obtained or will not result in significant dilution of Homer City's interest in the Homer City plant.

In July 2011, EME asked the US EPA to stay the effectiveness of CSAPR pending judicial review, and in October 2011, Homer City asked the US EPA to reconsider the rule. In August 2011, Homer City asked the United States Court of Appeals for the District of Columbia to review CSAPR and requested a stay of the rule while its motion is pending. Numerous similar challenges have been filed by other industry participants and by several states.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of HAPs from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by December 2011. Based on its continuing review, EME does not expect that these standards, if adopted as proposed, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. EME also does not expect that these standards, if adopted as proposed, would require Homer City to make additional capital requirements beyond those that would be required to comply with CSAPR.

 Ozone and Particulates

In September 2011, President Obama announced that the proposed revision to the National Ambient Air Quality Standards (NAAQS) for ozone, which was expected to have set a more stringent standard for primary ozone and a distinct secondary standard to protect sensitive vegetation and ecosystems, was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA has indicated that it intends to issue initial area designations of attainment, nonattainment, and unclassifiable areas across the nation in 2012. States will then be required develop and submit state implementation plans outlining how compliance with the 2008 NAAQS will be achieved. New primary and secondary ozone standards are expected in 2014.

Water Quality—Clean Water Act

In March 2011, the US EPA proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. EME is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable for both the Midwest Generation plants and the Homer City plant without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants, but are not expected to be material for the Homer City plant, which already has cooling towers.

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

Parties to the case brought by the Alaskan Native Village of Kivalina against Edison International and other defendants, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The stay of the appeal has now been lifted and argument before the Ninth Circuit is scheduled for November 2011. Kivalina is seeking damages of up to $400 million for the cost of relocating the village.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming among a large number of defendants, Edison International, EME, and three wholly owned subsidiaries of EME (Edison Mission Energy Fuel, Edison Mission Energy Petroleum, and Edison Mission Energy Services). Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. Edison International was dismissed as a defendant in this complaint in July 2011, but EME and the three subsidiaries remain defendants.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$16	$(47)	$(31)
Current period change	(55)	2	(53)

Balance at September 30, 2011	$(39)	$(45)	$(84)

1
For further detail, see Note 8—Compensation and Benefit Plans.

Included in accumulated other comprehensive loss at September 30, 2011 was $10 million, net of tax, of unrealized gains on commodity-based cash flow hedges; and $49 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $11 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

 Note 12. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2011	2010

Cash paid (received)
Interest (net of amount capitalized)[1]	$145	$145
Income taxes	(181)	(100)
Cash payments under plant operating leases	264	280
Details of assets acquired
Fair value of assets acquired	$1	$—
Liabilities assumed	—	—

Net assets acquired	$1	$—
Non-cash activities from consolidation of variable interest entity
Assets	$—	$94
Liabilities	—	99
Non-cash activities from deconsolidation of variable interest entities
Assets	$—	$249
Liabilities	—	253
Non-cash activities from accrued capital expenditures	$31	$61

1
Interest capitalized for the nine months ended September 30, 2011 and 2010 was $20 million and $38 million, respectively.

Note 13. Discontinued Operations

Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Income (loss) before income taxes	$2	$(4)	$—	$11
Provision for income taxes	2	1	3	7

Income (loss) from operations of discontinued foreign subsidiaries	$—	$(5)	$(3)	$4

The 2011 loss was primarily due to changes in foreign exchange rates and income taxes. The 2010 income was primarily attributable to the expiration of a contract indemnity during the first nine months of 2010 and changes in foreign exchange rates.

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2010, and as compared to the third quarter of 2010 and the nine months ended September 30, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2010.

 MANAGEMENT'S OVERVIEW

Introduction

EME's competitive power generation business primarily consists of the generation and sale into the PJM market on a merchant basis of energy and capacity from its approximately 7,000 megawatts of coal-fired power plants and sales from its primarily contracted renewable projects. The profitability of the coal operations has been significantly lower in 2011 compared to 2010 as a result of lower realized energy prices at the Midwest Generation plants, higher fuel costs and outages at the Homer City plant. In addition, the profitability of EME's Midwest Generation plants is expected to be adversely affected by a decline in capacity prices and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract), and EME's Homer City plant may be adversely impacted by new environmental regulations discussed further below. For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Market Risks" in Item 1A on page 33 of EME's annual report on Form 10-K for the year ended December 31, 2010. As a result, EME may incur net losses during 2011 and in subsequent years unless energy and capacity prices increase or its costs decline.

Highlights of Operating Results

Net income (loss) attributable to EME common shareholder is composed of the following components:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change

Net income (loss) attributable to EME common shareholder	$34	$113	$(79)	$(18)	$177	$(195)

Non-Core Items
Income (loss) from discontinued operations	—	(5)	5	(3)	4	(7)
Settlement of tax disputes	—	(4)	4	—	16	(16)

Total non-core items	—	(9)	9	(3)	20	(23)

Core Earnings (Losses)	$34	$122	$(88)	$(15)	$157	$(172)

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

EME's third quarter 2011 core earnings were lower than third quarter 2010 core earnings primarily due to the following pre-tax items:

•
$81 million decrease in Midwest Generation adjusted operating income primarily due to lower capacity revenues, average realized energy prices and generation, and a gain in 2010 from the sale of bankruptcy claims against Lehman.

•
$22 million decrease in Homer City adjusted operating income primarily due to lower capacity revenues and higher coal costs.

•
$17 million increase in interest expense due to higher interest related to the new energy projects financings in 2011 of $6 million and lower capitalized interest of $11 million.

•
$16 million decrease in energy trading revenues partially due to reduced revenues from power trading activities. The decrease is also partially due to the allocation to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. However, such decrease resulting from that allocation is offset by the increase recognized at Homer City due to the arrangement.

•
$10 million decrease in renewable energy adjusted operating income primarily due to lower capacity factors driven by wind conditions.

EME's core earnings for the nine months ended September 30, 2011 were lower than core earnings for the nine months ended September 30, 2010 primarily due to the following pre-tax items:

•
$126 million decrease in Midwest Generation adjusted operating income primarily due to lower average realized energy prices and generation, and a gain in 2010 from the sale of bankruptcy claims against Lehman.

•
$85 million decrease in Homer City adjusted operating income primarily due to lower energy revenues driven by lower generation, lower capacity revenues and higher plant maintenance costs from outages. Partially offsetting the decrease were unrealized derivative gains of $3 million in 2011 compared to losses of $13 million in 2010.

•
$43 million increase in interest expense due to higher interest expense primarily related to the new energy projects financings in 2011 of $25 million and lower capitalized interest of $18 million.

•
$38 million decrease in energy trading revenue partially due to reduced revenues from power trading activities. The decrease is also partially due to the allocation to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. However, such decrease resulting from that allocation is offset by the increase recognized at Homer City due to the arrangement.

•
$12 million decrease in adjusted operating income from the Big 4 projects due to lower capacity prices under Midway-Sunset's new power purchase agreement and lower capacity and energy sales margin.

These decreases were partially offset by the following:

•
$11 million higher income from a distribution received from the Doga project in 2011, compared to 2010.

•
$6 million increase in renewable energy adjusted operating income due to the increase in wind projects in operation coupled with higher generation, partially offset by lower realized energy prices at the merchant wind projects.

Non-core item for EME included:

•
An earnings benefit of $16 million recorded in the nine months ended September 30, 2010 related to the acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002 as part of the federal settlement of tax disputes and a revision to the interest on federal disputed tax items.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the CSAPR. CSAPR is the final form of a previously proposed replacement for the CAIR, originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois and Pennsylvania), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

EME believes that Midwest Generation's current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on HAP emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants.

The SO2 allowances allocated to Homer City in CSAPR Phase I (25,797 tons in 2012 and 2013) are significantly lower than the amount that would be required based on Homer City's historical emissions (2010 SO2 emissions were 112,951 tons). Therefore, pending installation of additional equipment for Units 1 and 2 (Homer City's Unit 3 is equipped with a wet scrubber flue gas desulfurization system to meet environmental standards), Homer City expects that it will be required to procure additional allowances. It is unclear at this time whether Homer City will be able to acquire allowances for 2012 and 2013 in sufficient quantity to cover its normal operations and whether it will be able to pass through the cost of such allowances in the marketplace. Also, Homer City's SO2 emissions could exceed its assurance level, and, therefore, unless the US EPA's proposed revision to the rule is adopted, Homer City could be subject to penalties depending on whether, collectively, emissions from all of the subject electrical generating facilities in Pennsylvania exceed the state's budgeted emissions level. Accordingly, Homer City is evaluating alternative options, including reduced dispatch and fuel modifications, for complying with Phase I of CSAPR. The cost of allowances, together with possible operational impacts or reductions of output that may be required to comply with Phase I of CSAPR, could have a material effect on Homer City.

Homer City has begun work on designing SO2 and particulate emissions control equipment for Units 1 and 2. While the Phase II SO2 emission allowances under CSAPR (11,068 tons) are less than were contemplated under the proposed Clean Air Transport Rule, the additional reductions are not expected to materially change the design for the SO2 controls at Units 1 and 2. The installation of those SO2 controls will require capital commitments for the Homer City plant well in advance of the 2014 effective date, including some expenditures in 2011, in order to meet regulatory deadlines. Given the relatively short period of time before Phase II of CSAPR takes effect in 2014, there is no assurance that Homer City will be able to complete all the work that will be required before the deadline. Homer City is continuing to review technologies available to reduce SO2 and mercury emissions; however, it has not determined the most effective and efficient technology to meet all requirements that may be imposed on it. Consequently, the timing, selection of technology and ultimate capital costs remain uncertain. Based on preliminary estimates, Homer City currently believes the cost of such equipment may be between $600 million and $700 million. An application for a construction permit to install the additional controls was filed on October 3, 2011 with the Pennsylvania Department of Environmental Protection.

Homer City Capital Needs and Liquidity

Homer City does not currently have sufficient capital and does not expect to generate sufficient funds from operations to complete retrofits effectively required by CSAPR Phase II. EME is under no legal obligation to, and has chosen not to, provide funding. Homer City expects to fund $13 million of project costs during the remainder of 2011. However, Homer City will need third-party capital to undertake the retrofits required by 2014 under CSAPR and to fund capital costs beginning in 2012 in order to complete the requisite retrofits by early 2014. However, restrictions under the agreements entered into as part of Homer City's 2001 sale-leaseback transaction affect, and in some cases significantly limit or prohibit, Homer City's ability to incur indebtedness or make capital expenditures. Consequently, Homer City's ability to install environmental compliance equipment will be dependent on approvals by its lessors and holders of bonds who provided financing for the sale-leaseback transaction, and upon its ability to obtain new capital funding.

Homer City has engaged a financial advisor and commenced a process to obtain capital funding from third parties to install the environmental improvements. Homer City's objective is to maximize the value of its leasehold interest while obtaining the incremental capital needed to make such improvements. There can be no assurance that Homer City will be able to raise the financing necessary to install the required SO2 control equipment in a timely manner or on terms that will not result in a significant dilution of its interest in the Homer City plant. A significant dilution of interest in the Homer City plant may result in a financial statement deconsolidation of Homer City if EME no longer retains control for inclusion in the consolidated financial statements. In this event, the transaction would be accounted for as a disposition and could result in a material loss. At September 30, 2011, the book value of EME's investment in Homer City and related assets was approximately $1.1 billion.

Homer City believes that the persistence of low power prices, combined with the outages suffered earlier this year and the possible impacts of compliance with CSAPR Phase I in 2012, will make it unlikely that Homer City will meet the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2012. Under the sale-leaseback documents, rent payments are comprised of two components, senior rent and equity rent. Senior rent is used exclusively for debt service to holders of senior secured bonds issued in connection with the sale-leaseback transaction, while equity rent is paid to the owner-lessors. In order to pay equity rent, among other requirements, Homer City must meet historical and projected senior rent service coverage ratios of 1.7 to 1 (subject to reduction to 1.3 to 1 under certain circumstances). A failure to pay equity rent does not entitle the owner-lessors to foreclose upon Homer City's leasehold interest, but it does result in the suspension of Homer City's ability to make permitted distributions. Moreover, the ability to make permitted distributions would be permanently frozen if a failure to pay equity rent when due was not cured within nine months, or even if timely cured, there occurred more than one additional failure to pay equity rent when due at any future time during the term of the lease. Homer City is not subject to any minimum historical and projected senior rent service coverage ratios except as conditions to distributions and equity rent payments. Also, failure by Homer City to pay equity rent when due in April 2012 could trigger termination of the $47 million senior rent reserve letter of credit. Homer City would then be required to fund the senior rent reserve, and failure to do so could entitle counterparties to seek available remedies under the sale-leaseback documents, including termination or foreclosure upon the leasehold interest.

EME's subsidiary, EMMT, enters into energy and capacity transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City. In the case of energy sales, if Homer City fails to perform its obligations under the intercompany agreement, EMMT would seek to fulfill its third-party obligations through market transactions which may result in losses. In the case of capacity, EMMT has sold Homer City capacity in the annual PJM base residual auctions through May 2015. If Homer City were to default on its obligations to supply capacity, then EMMT would be liable to PJM to supply that capacity, and failure to do so would expose EMMT to penalties under the PJM tariffs. If one or more of the Homer City units were to be unavailable as a capacity resource and EMMT did not fulfill this obligation through market transactions, then PJM would assess a penalty against EMMT (excluding a refund of any capacity payments received by EMMT) equal to the greater of 20% of the capacity payments or $20 per MW-day.

Failure of Homer City to find an economic manner to continue plant operations, by installing the required equipment or otherwise, could result in a foreclosure on its leasehold interest and/or a curtailment of plant operations. Curtailment of plant operations or a significant reduction of the value of Homer City's interest in the plant could have an adverse effect on future financial results, cash flow, financial flexibility and assets of EME compared to historical levels.

Midwest Generation Environmental Compliance Plans and Costs

During 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Based on its continuing review, EME does not expect the US EPA's proposed National Emission Standards for Hazardous Air Pollutants, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals. Based on stack tests performed at various Midwest Generation plants, Midwest Generation believes that currently installed activated carbon injection and proposed particulate removal equipment is sufficient to achieve or exceed the mercury standards outlined in the US EPA's existing and proposed rules.

In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6.

Decisions regarding whether or not to proceed with retrofitting units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to temporarily or permanently shut down units, instead of installing controls, to be in compliance with the CPS.

Therefore, decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital that is budgeted may not occur until 2012 for some of the units and potentially later for others, subject to the requirements of the CPS and other applicable regulations. Pending such final decisions, Midwest Generation plans to continue with any work necessary to comply with issued permits.

EME's Liquidity

At September 30, 2011, EME, as a holding company, had cash and cash equivalents of $539 million to meet liquidity needs as well as $499 million of capacity under its credit facility. EME's subsidiary, EMMT, also had cash and cash equivalents of $195 million at September 30, 2011, which can be loaned or distributed to EME subject to applicable laws. In addition, at September 30, 2011, Midwest Generation had cash and cash equivalents of $333 million to meet liquidity needs as well as $497 million of capacity under its credit facility. The EME and Midwest Generation credit facilities mature in June 2012. EME may seek to extend or replace these facilities or seek other means of credit support to meet its liquidity requirements.

Midwest Generation has not yet committed to the completion of environmental compliance activities for its plants. Additional expenditures for NOx and SO2 controls through 2013 are estimated at $514 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018 at an estimated aggregate cost of $1.2 billion. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facilities to the extent these are available when funding is required, obtain funding from EME, or seek debt financing to fund capital expenditures.

Capital expenditures for various renewable energy projects for the remainder of 2011 are projected to be $92 million at September 30, 2011. EME anticipates that the capital investment for renewable energy projects under construction will be funded using a combination of construction and term financings, U.S. Treasury grants and cash on hand. EME received a total of $310 million of U.S. Treasury grants in the third quarter of 2011 and used $57 million to repay the Laredo Ridge bridge loan. Additional U.S. Treasury grants of approximately $135 million are anticipated for the remainder of 2011 and in 2012 based on estimated eligible construction costs for renewable energy projects.

Edison International's utilization of net operating losses and production tax credits from EME in its consolidated return impacts EME's liquidity. The bonus depreciation extension enacted in the Small Business Jobs Act of 2010 and the 2010 Tax Relief Act is expected to result in delays in EME's receipt of future tax-allocation payments. In August 2011, EME received tax-allocation payments of $182 million. However, EME expects to make tax-allocation payments to Edison International during 2012 as a result of the reallocation of tax obligations from an expected Edison International consolidated net operating loss in 2011. For more information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Income Taxes—Bonus Depreciation Impact on EME" and refer to "Liquidity Risks" in Item 1A on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010.

For information regarding liquidity, see "Liquidity and Capital Resources—Dividend Restrictions in Major Financings" and refer to "Liquidity Risks" in Item 1A on page 29 of EME's annual report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Results of Continuing Operations

Overview

EME operates in one line of business, independent power production. The following section and table provide a summary of results of EME's operating projects and corporate expenses for the third quarters of 2011 and 2010 and nine months ended September 30, 2011 and 2010, together with discussions of the contributions by specific projects and of other significant factors affecting these results.

The following table shows the adjusted operating income (loss) (AOI) of EME's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Midwest Generation plants	$69	$150	$72	$198
Homer City plant[1]	26	48	—	85
Renewable energy projects	(2)	8	43	37
Energy trading[1]	11	27	67	105
Big 4 projects	26	33	37	49
Sunrise	29	27	28	30
Doga	—	—	26	15
Other projects[2]	2	—	10	24
Other operating income (expense)	(1)	—	—	1

	160	293	283	544
Corporate administrative and general	(31)	(36)	(97)	(106)
Corporate depreciation and amortization	(6)	(5)	(18)	(13)

AOI[3]	$123	$252	$168	$425

1
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

2
Includes March Point which was sold in 2010.

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

The following table reconciles AOI to operating income (loss) as reflected on EME's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

AOI	$123	$252	$168	$425
Less:
Equity in income of unconsolidated affiliates	55	60	67	99
Dividend income from projects	1	1	29	18
Production tax credits	10	12	47	45
Other income, net	2	—	7	—

Operating Income (Loss)	$55	$179	$18	$263

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants

The following table presents additional data for the Midwest Generation plants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating Revenues	$366	$444	$997	$1,104
Operating Expenses
Fuel[1]	157	151	390	390
Plant operations	86	93	368	358
Plant operating leases	19	19	56	56
Depreciation and amortization	29	28	87	84
Asset retirements	—	—	9	3
Administrative and general	6	3	17	15

Total operating expenses	297	294	927	906

Operating Income	69	150	70	198

Other Income	—	—	2	—

AOI	$69	$150	$72	$198

Statistics[2]
Generation (in GWh)	7,957	8,449	20,987	22,091
Aggregate plant performance
Equivalent availability	89.4%	91.7%	80.0%	79.4%
Capacity factor	69.8%	70.0%	62.0%	61.7%
Load factor	78.1%	76.4%	77.5%	77.8%
Forced outage rate	7.2%	5.4%	5.9%	6.9%
Average realized price/MWh	$40.05	$42.09	$38.19	$40.99
Capacity revenues only (in millions)	$50	$79	$195	$184
Average realized fuel costs/MWh	$19.43	$18.08	$18.32	$17.41

1
Included in fuel costs were $1 million and $5 million during the third quarters of 2011 and 2010, respectively, and $3 million and $10 million during the nine months ended September 30, 2011 and 2010,

respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of NOx emission allowances to Midwest Generation were $0.4 million during each of the nine months ended September 30, 2011 and 2010. Transfers of SO2 emission allowances from Midwest Generation were none and $5 million during the nine months ended September 30, 2011 and 2010, respectively. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

2
For an explanation of how the statistical data is determined, see "Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."

AOI from the Midwest Generation plants decreased $81 million for the third quarter ended September 30, 2011, compared to the corresponding period of 2010. The third quarter decrease in AOI was primarily attributable to lower energy and capacity revenues and a gain in 2010 from the sale of bankruptcy claims against Lehman. During the third quarter of 2010, EME sold its bankruptcy claims against Lehman and recorded a gain of $24 million. The decline in energy revenues was due to lower generation and lower average realized energy prices, and the decline in capacity revenues was due to lower capacity prices from the RPM auction.

AOI from the Midwest Generation plants decreased $126 million for the nine months ended September 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in AOI was primarily attributable to lower energy revenues and a gain in 2010 from the sale of the bankruptcy claims discussed above. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized losses from hedge activities of $3 million and $16 million for the third quarters of 2011 and 2010, respectively, and $1 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized losses in 2011 and 2010 were primarily attributable to economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations.

Included in fuel costs were unrealized gains (losses) of $(4) million and $2 million during the third quarters of 2011 and 2010, respectively, and $(6) million and $(5) million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized gains (losses) were due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

 Homer City

The following table presents additional data for the Homer City plant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating Revenues[1]	$159	$173	$410	$477
Operating Expenses
Fuel[2]	81	74	196	201
Plant operations	21	20	118	95
Plant operating leases	25	25	76	77
Depreciation and amortization	6	5	16	14
Asset retirements	—	—	—	1
Administrative and general	—	1	4	4

Total operating expenses	133	125	410	392

Operating Income	26	48	—	85

AOI	$26	$48	$—	$85

Statistics[3]
Generation (in GWh)	2,800	2,984	6,969	8,227
Equivalent availability	89.0%	81.7%	71.7%	75.5%
Capacity factor	67.3%	71.7%	56.5%	66.5%
Load factor	75.7%	87.7%	78.7%	88.1%
Forced outage rate	10.2%	15.8%	17.0%	13.5%
Average realized energy price/MWh	$50.95	$48.04	$48.71	$49.01
Capacity revenues only (in millions)	$18	$28	$66	$86
Average fuel costs/MWh	$28.83	$24.92	$28.11	$24.48

1
Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

2
Included in fuel costs were $2 million and $1 million during the third quarters of 2011 and 2010, respectively, and $3 million and $6 million during the nine months ended September 30, 2011 and 2010, respectively, related to the net cost of emission allowances. Transfers of emission allowances between Midwest Generation and Homer City are made at fair market value. Transfers of SO2 emission allowances to Homer City were none and $5 million during the nine months ended September 30, 2011 and 2010, respectively. Transfers of NOx emission allowances from Homer City were $0.4 million during each of the nine months ended September 30, 2011 and 2010. For more information regarding the price of emission allowances, see "Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk."

3
For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."

AOI from the Homer City plant decreased $22 million for the third quarter ended September 30, 2011, compared to the corresponding period of 2010. The third quarter decrease in AOI was primarily attributable to lower capacity revenues and higher coal costs.

AOI from the Homer City plant decreased $85 million for nine months ended September 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in AOI was attributable to lower energy revenues driven by lower generation, lower capacity revenues, and higher plant maintenance costs from outages at Units 1 and 2, partially offset by unrealized gains in 2011 compared to unrealized losses in 2010 related to hedge contracts and lower fuel costs. The decline in fuel costs was primarily due to lower generation, mostly offset by higher coal costs.

Included in operating revenues were unrealized gains (losses) from hedge activities of $(2) million and $1 million for the third quarters of 2011 and 2010, respectively, and $3 million and $(13) million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized gains (losses) in 2011 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. Unrealized gains (losses) in 2010 were attributable to the ineffective portion of forward and futures contracts. The ineffective portion of hedge contracts at Homer City was attributable to changes in the difference between energy prices at PJM West Hub (the settlement point under forward contracts) and the energy prices at the Homer City busbar (the delivery point where power generated by the Homer City plant is delivered into the transmission system).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Midwest Generation Plants (in millions)
	2011	2010	2011	2010

Operating revenues	$366	$444	$997	$1,104
Less:
Unrealized losses	3	16	1	12
Capacity and other revenues[1]	(51)	(104)	(197)	(210)

Realized revenues	$318	$356	$801	$906

Generation (in GWh)	7,957	8,449	20,987	22,091
Average realized energy price/MWh	$40.05	$42.09	$38.19	$40.99

	Three Months Ended September 30,		Nine Months Ended September 30,
Homer City Plant (in millions)
	2011	2010	2011	2010

Operating revenues	$159	$173	$410	$477
Less:
Unrealized (gains) losses	2	(1)	(3)	13
Capacity and other revenues	(18)	(29)	(67)	(87)

Realized revenues	$143	$143	$340	$403

Generation (in GWh)	2,800	2,984	6,969	8,227
Average realized energy price/MWh	$50.95	$48.04	$48.71	$49.01

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating revenues
Midwest Generation plants	$366	$444	$997	$1,104
Homer City plant	159	173	410	477
Renewable energy projects	44	29	155	93
Other revenues	26	45	119	161

Consolidated operating revenues as reported	$595	$691	$1,681	$1,835

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Midwest Generation Plants (in millions)
	2011	2010	2011	2010

Fuel costs	$157	$151	$390	$390
Add back:
Unrealized gains (losses)	(4)	2	(6)	(5)

Realized fuel costs	$153	$153	$384	$385

Generation (in GWh)	7,957	8,449	20,987	22,091
Average realized fuel costs/MWh	$19.43	$18.08	$18.32	$17.41

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fuel costs
Midwest Generation plants	$157	$151	$390	$390
Homer City plant	81	74	196	201
Other	4	3	12	11

Consolidated fuel costs as reported	$242	$228	$598	$602

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

 Renewable Energy Projects

The following table presents additional data for EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating Revenues	$44	$29	$155	$93
Production Tax Credits	10	12	47	45

	54	41	202	138

Operating Expenses
Plant operations	20	11	56	35
Depreciation and amortization	35	21	103	64
Administrative and general	1	1	3	2

Total operating expenses	56	33	162	101
Equity in income (loss) from unconsolidated affiliates	(1)	—	—	—
Other Income	1	—	3	—

AOI[1]	$(2)	$8	$43	$37

Statistics[2]
Generation (in GWh)[3]	953	764	3,893	2,599
Aggregate plant performance[3]
Equivalent availability	95.4%	91.3%	94.0%	91.2%
Capacity factor	23.6%	27.7%	33.9%	31.8%

1
AOI is equal to operating income (loss) under GAAP plus equity in income (loss) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expense, and net (income) loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based upon a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Under GAAP, production tax credits generated by wind projects are recorded as a reduction in income taxes. Accordingly, AOI represents a non-GAAP performance measure which may not be comparable to those of other companies. Management believes that inclusion of production tax credits in AOI for wind projects is meaningful for investors as federal and state subsidies are an integral part of the economics of these projects.

2
The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

3
Includes renewable energy projects that are unconsolidated at EME. Generation excluding unconsolidated projects was 819 GWh and 643 GWh in the third quarters of 2011 and 2010, respectively, and 3,356 GWh and 2,156 GWh in the nine months ended September 30, 2011 and 2010, respectively.

AOI from renewable energy projects decreased $10 million in the third quarter and increased $6 million in the nine months ended September 30, 2011, compared to the corresponding periods of 2010. The decrease in the third quarter was primarily due to lower capacity factors driven by wind conditions. The year-to-date increase was primarily due to projects that achieved commercial operation in late 2010 and 2011 and increased generation at other projects due to higher availability and favorable wind conditions during the first half of 2011, partially offset by lower realized prices from the merchant wind projects.

Energy Trading

AOI from energy trading activities decreased $16 million and $38 million for the third quarter and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The third quarter and year-to-date decreases were partially due to reduced revenues from power trading activities and partially due to the allocation to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City.

 Adjusted Operating Income from Other Projects

Big 4 Projects.    AOI from the Big 4 projects decreased in 2011, compared to the corresponding periods of 2010, primarily due to lower capacity prices under Midway-Sunset's new power purchase agreement and lower capacity and energy sales margin.

Doga.    EME received distributions of $26 million from the Doga project in the second quarter of 2011 and $15 million in the first quarter of 2010. The increase in distributions is primarily due to elimination of restricted cash as a result of the repayment of the remaining project debt. AOI is recognized when cash is distributed from the project as the Doga project is accounted for on the cost method.

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

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest income	$—	$—	$1	$2

Interest expense, net of capitalized interest
EME debt	$(66)	$(56)	$(191)	$(174)
Non-recourse debt	(15)	(8)	(50)	(24)

	$(81)	$(64)	$(241)	$(198)

EME's interest expense increased primarily due to higher debt balances for wind project financing and lower capitalized interest. Capitalized interest for energy projects under construction was $4 million and $20 million for the third quarter and nine months ended September 30, 2011, respectively, compared to $15 million and $38 million for the third quarter and nine months ended September 30, 2010, respectively.

Income Taxes

Income taxes for the nine months ended September 30, 2011 and 2010 included production tax credits of $47 million and $45 million, respectively. EME's income taxes from continuing operations during the nine months ended September 30, 2010 included a $16 million income tax benefit resulting from the California Franchise Tax Board's acceptance and application of the federal settlement of tax disputes finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002. For a discussion of the status of Edison International's income tax audits, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Income Taxes."

New Accounting Guidance

For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

 LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

The following table summarizes available liquidity at September 30, 2011:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facilities	Total Available Liquidity

EME as a holding company	$539	$499	$1,038
EME subsidiaries without contractual dividend restrictions	195	—	195

EME corporate cash and cash equivalents	734	499	1,233
EME subsidiaries with contractual dividend restrictions
Midwest Generation[1]	333	497	830
Homer City	108	—	108
Other EME subsidiaries	60	—	60

Total	$1,235	$996	$2,231

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

The following table summarizes the status of the EME and Midwest Generation credit facilities at September 30, 2011, which mature in June 2012:

(in millions)	EME	Midwest Generation

Commitments	$564	$500
Outstanding borrowings	—	—
Outstanding letters of credit	(65)	(3)

Amount available	$499	$497

EME and Midwest Generation may seek to extend or replace credit facilities or retire them by other means. The terms and conditions of any refinancing could be substantially different than those in the current credit facilities. Senior notes in the principal amount of $500 million, which bear interest at 7.50% per annum, are due in June 2013. EME may also from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchange offers, open market purchases, privately negotiated transactions or otherwise, depending on prevailing market conditions, EME's liquidity requirements, contractual restrictions and other factors. For additional discussion of liquidity, including the bonus depreciation impact on EME, see "Management's Overview—EME's Liquidity."

 Homer City Outage

During the first half of 2011, Homer City Units 1 and 2 were off line due to a steam pipe rupture at Unit 1 and precautionary maintenance at Unit 2. While Unit 1 returned to service on April 5, 2011 and Unit 2 on May 25, 2011, the outages and the continuation of low power prices impacted Homer City's liquidity. As a result, in order to have sufficient working capital available for operating expenses and to pay the equity portion of Homer City's rent payment that was due April 1, 2011 to the owner-lessors, Homer City had to defer certain fuel deliveries, arrange for accelerated payments by EMMT for future energy deliveries under an intercompany arrangement in place between EMMT and Homer City, and draw $12 million from the $20 million equity rent reserve established under its sale-leaseback transaction documents. At September 30, 2011, the equity rent reserve balance was restored back to $20 million, and Homer City had delivered energy sufficient to eliminate the accelerated payments by EMMT. Homer City must continue to make equity rent payments in order to be entitled to make future distributions. Effective April 1, 2011, EMMT allocated to Homer City the benefit of an arrangement that allows EMMT to deliver power into the NYISO from Homer City. Accordingly, since April 1, 2011, these revenues have been recorded as part of Homer City's revenues in lieu of their prior classification as EMMT trading revenues. EMMT realized trading revenues of $28 million under this arrangement in 2010.

The actions described above also resulted in Homer City being in compliance with the covenant requirements of its sale-leaseback documents relating to the payment of equity rent at April 1, 2011. For additional discussion regarding Homer City's liquidity, see "Management's Overview—Cross-State Air Pollution Rule," "Management's Overview—Homer City Capital Needs and Liquidity" and "—Dividend Restrictions in Major Financings—Key Ratios of EME's Principal Subsidiaries Affecting Dividends."

Capital Investment Plan

Forecasted capital expenditures through 2013 by EME's subsidiaries for existing projects, corporate activities and turbine commitments are as follows:

(in millions)	October through December 2011	2012	2013

Midwest Generation Plants
Environmental[1]	$26	$172	$316
Plant capital	5	22	29
Homer City Plant
Environmental[1]	13	—	—
Plant capital	1	26	16
Walnut Creek Project	78	223	72
Renewable Energy Projects
Capital and construction	92	108	—
Other capital	5	14	14

Total	$220	$565	$447

1
For additional information, see "Management's Overview—Cross-State Air Pollution Rule."

Environmental Expenditures

Midwest Generation plants' environmental expenditures include $13 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $501 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, assuming all units are retrofitted for an estimated aggregate cost of $1.2 billion. EME believes that Midwest Generation's current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on HAP emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS and other requirements, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Midwest Generation Compliance Plans and Costs."

The capital investment plan set forth in the previous table does not include environmental capital expenditures that Homer City will be required to undertake to meet the requirements of CSAPR. The timing, selection of technology and ultimate capital costs remain uncertain. For a discussion of environmental regulations, see "Management's Overview—Cross-State Air Pollution Rule," "Management's Overview—Homer City Capital Needs and Liquidity," and refer to "Environmental Matters and Regulations" in Item 1 on page 19 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Plant Capital Expenditures

Plant capital expenditures in the preceding table relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components, generator stator rewinds, and development of a coal-cleaning plant refuse site and a new ash disposal site.

Walnut Creek Project Expenditiures

In July 2011, EME secured $495 million in construction and term financing for the Walnut Creek project. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financings—Walnut Creek."

Renewable Energy Projects

In the third quarter of 2011, EME acquired the 80 MW Broken Bow I and the 40 MW Crofton Bluffs wind projects. Commercial operations of the Broken Bow I and the Crofton Bluffs projects are expected in the fourth quarter of 2012. The Taloga wind project achieved commercial operation on July 13, 2011.

At September 30, 2011, EME had a development pipeline of potential wind projects with projected installed capacity of approximately 3,800 MW. The development pipeline represents potential wind projects with respect to which EME either owns the project rights or has exclusive acquisition rights. The pace of additional growth in EME's renewable program will be subject to the availability of third-party equity capital. At September 30, 2011, EME had capitalized costs and turbine deposits totaling $26 million related to renewable energy development efforts. To the extent that the renewable energy projects are not successful, EME would record a charge to write down the carrying amount of these assets.

EME's Historical Consolidated Cash Flow

This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2011	2010

Operating cash flow from continuing operations	$550	$588
Operating cash flow from discontinued operations	(3)	4

Net cash provided by operating activities	547	592
Net cash provided by financing activities	113	172
Net cash used in investing activities	(500)	(463)

Net increase in cash and cash equivalents	$160	$301

Consolidated Cash Flows from Operating Activities

The decrease in the first nine months of 2011 as compared to the first nine months of 2010 in cash provided by operating activities from continuing operations was primarily attributable to tax-allocation payments received of $182 million in 2011 compared to $100 million in 2010 and $310 million of U.S. Treasury grants received in 2011, compared to $92 million in 2010. These increases were offset by lower pre-tax income.

Consolidated Cash Flows from Financing Activities

The decrease in the first nine months of 2011 as compared to the first nine months of 2010 in cash provided by financing activities from continuing operations was primarily attributable to higher borrowings at wind projects in 2010 than in 2011, partially offset by borrowings at the Walnut Creek gas project in 2011.

Consolidated Cash Flows from Investing Activities

Cash used in investing activities for the first nine months of 2011 and 2010 primarily consisted of capital expenditures for construction of energy projects and other plant improvements.

 Credit Ratings

Overview

Credit ratings for EME, Midwest Generation and EMMT as of September 30, 2011 were as follows:

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

EME does not have any "rating triggers" contained in subsidiary financings that would result in a requirement to make equity contributions or provide additional financial support to its subsidiaries, including EMMT. However, coal contracts at Midwest Generation include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings. Furthermore, EMMT also has hedge contracts that do not require margin, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. As of September 30, 2011, there were no open positions under hedge contracts that would require EMMT to provide adequate assurance in the form of additional credit support.

Credit Rating of EMMT

For a discussion of the effect of EMMT's credit rating on EME's ability to sell forward the output of the Homer City plant through EMMT, refer to "Credit Rating of EMMT" in Item 7 on page 60 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts

To reduce its exposure to market risk, EME hedges a portion of its electricity price exposure through EMMT. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of EMMT's hedging and trading activities. However, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses, and unrealized gains in connection with these hedging and trading activities. For further details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."

Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2011 if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding at September 30, 2011 could increase by approximately $82 million over the remaining life of the contracts using a 95% confidence level.

EME's Liquidity as a Holding Company

EME's Credit Facility Financial Ratios

EME's credit facility contains financial covenants which require EME to maintain a minimum interest coverage ratio and a maximum corporate-debt-to-capital ratio as such terms are defined in the credit facility. The following details of EME's interest coverage ratio and a maximum corporate-debt-to-capital ratio are provided as an aid to understanding the components of the computations as defined in the credit facility. This information is not intended to measure the financial performance of EME and, accordingly, should not be used in lieu of the financial information set forth in EME's consolidated financial statements. At September 30, 2011, EME and its subsidiaries were in compliance with the terms of their debt covenants.

The following table sets forth the major components of the interest coverage ratio:

	12 Months Ended
(in millions)	September 30, 2011	December 31, 2010

Funds Flow Available for Interest
Distributions
Midwest Generation	$85	$125
Homer City	52	74
Big 4 projects	58	77
Renewable energy projects[1]	505	315
Other projects	63	63
Tax payments received from subsidiaries	125	136
Realized trading income	69	120
Tax-allocation receipts (payments)[2]	170	90
Operating expenses	(133)	(139)
Other items, net[3]	(14)	(56)

	$980	$805

Net Interest Expense
EME corporate debt	$246	$223
Addback: Capitalized interest	37	54
Powerton-Joliet intercompany notes	111	112

	$394	$389

Ratio	2.49	2.07
Covenant threshold (not less than)	1.20	1.20

1
Includes U.S. Treasury grants of $253 million and $92 million received during the 12 months ended September 30, 2011 and December 31, 2010, respectively, and $184 million of proceeds from the Cedro Hill, Laredo Ridge, High Lonesome and Viento II wind projects financings during 2010 and 2011 and distributed to EME during the 12 months ended September 30, 2011.

2
Excludes production tax credits for Viento Funding II, Inc.

3
Excludes certain state tax payments which are classified in other items, net.

The Small Business Jobs Act of 2010 and the 2010 Tax Relief Act provisions have impacted 2011 and are expected to continue to impact the timing of tax-allocation payments in future years. For additional discussion of the impact, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Income Taxes—Bonus Depreciation Impact on EME."

The following table sets forth the major components of the corporate-debt-to-capital ratio:

(in millions)	September 30, 2011	December 31, 2010

Corporate Debt
Indebtedness for money borrowed	$3,700	$3,700
Powerton-Joliet termination value	818	933
Letters of credit	67	83

	$4,585	$4,716

Corporate Capital
Common shareholder's equity	$2,732	$2,842
Less:
Non-cash cumulative changes in accounting	(9)	(9)
Accumulated other comprehensive loss	84	31
Adjustments:
After-tax losses incurred on termination of Collins lease	587	587
Dividend to Mission Energy Holding Company for repayment of 13.5% notes	899	899

	4,293	4,350

Corporate debt	4,585	4,716

	$8,878	$9,066

Corporate-debt-to-capital ratio	0.52	0.52
Covenant threshold (not more than)	0.75	0.75

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends

Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at September 30, 2011 or for the 12 months ended September 30, 2011:

Subsidiary	Financial Ratio	Covenant	Actual

Midwest Generation (Midwest Generation plants)	Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.13 to 1
Homer City (Homer City plant)	Senior Rent Service Coverage Ratio	Greater than 1.7 to 1	1.64 to 1

As indicated above, the actual senior rent service coverage ratio was below the covenant threshold for the 12 months ended September 30, 2011, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans. For additional information, see "Management's Overview—Homer City Capital Needs and Liquidity" and "—Available Liquidity—Homer City Outage."

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

EME's Senior Notes and Guaranty of Powerton-Joliet Leases

EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At September 30, 2011, the maximum permissible sale or disposition of EME assets is calculated as follows:

(in millions)

Consolidated Net Tangible Assets
Total consolidated assets	$9,600
Less:
Consolidated current liabilities	491
Intangible assets	132

$8,977

10% Threshold	$898

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

Contractual Obligations and Contingencies

Fuel Supply Contracts and Coal Transportation Agreements

For a discussion of fuel supply contracts and coal transportation agreements, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Commitments—Fuel Supply Contracts and Coal Transportation Agreements."

Turbine Commitments

For a discussion of turbine commitments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Commitments—Turbine Commitments."

 Capital Commitments

For a discussion of capital commitments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Commitments—Capital Commitments."

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

Derivative Instruments

Unrealized Gains and Losses

EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Midwest Generation plants
Non-qualifying hedges	$(8)	$(12)	$(7)	$(18)
Ineffective portion of cash flow hedges	1	(2)	—	1
Homer City plant
Non-qualifying hedges	(6)	—	(3)	—
Ineffective portion of cash flow hedges	4	1	6	(13)

Total unrealized losses	$(9)	$(13)	$(4)	$(30)

At September 30, 2011, cumulative unrealized losses of $2 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods (unrealized losses of $5 million for the remainder of 2011 and unrealized gains of $3 million for 2012).

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first nine months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Midwest Generation plants
Northern Illinois Hub	$35.39	$35.02
Homer City plant
PJM West Hub	$46.38	$46.65
Homer City Busbar	42.14	39.80

1
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at September 30, 2011:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub

2011
October	$26.05	$38.10
November	27.27	38.97
December	31.10	46.02
2012 calendar "strip"[2]	$33.67	$45.46
2013 calendar "strip"[2]	$36.48	$48.46

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

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts and forward contracts accounted for on the accrual basis) at September 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011		2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]

Midwest Generation plants[2]
Northern Illinois	3,959	$38.61	8,206	$37.60	1,020	$39.11
Homer City plant3,[4]
PJM West Hub	1,145	51.37	1,319	51.79	204	51.85

Total	5,104		9,525		1,224

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

4
The average price/MWh includes 165 MW of capacity for periods ranging from October 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation and Homer City at September 30, 2011:

						Other Capacity Sales, Net of Purchases[3]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

October 1, 2011 to May 31, 2012
Midwest Generation	5,477	(495)	4,982	4,582	$110.00	400	$85.00	$107.99
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(232)	1,652	1,736	133.37	(84)	16.46	139.31
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	5,477	(852)	4,625	4,625	125.99	—	—	125.99
Homer City	1,884	(190)	1,694	1,694	136.50	—	—	136.50

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Excludes 165 MW of capacity for periods ranging from October 1, 2011 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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

Basis Risk

During the nine months ended September 30, 2011 and 2010, prices at the Homer City busbar were lower than the PJM West Hub by an average of 9% and 15%, respectively, due to transmission congestion in PJM. During the nine months ended September 30, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub, Cinergy Hub and Northern Illinois Hub by an average of 12%, 1% and 1%, respectively, compared to 10%, 1% and 1%, respectively, during the nine months ended September 30, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2011 for the remainder of 2011 and the following three years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	October through December 2011	2012	2013	2014

Midwest Generation plants	5.0	13.7	9.8	9.8
Homer City plant	1.8	2.2	0.8	—

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalent for the Homer City plant.

EME is subject to price risk for purchases of coal that are not under contract. Prices of Northern Appalachian (NAPP) coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal (with 13,000 Btu per pound heat content and <3.0 pounds of SO2 per MMBtu sulfur content) increased to a price of $77.25 per ton at September 30, 2011, compared to a price of $70 per ton at December 31, 2010, as reported by the Energy Information Administration.

Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $12.35 per ton and $15 per ton during the first nine months of 2011. The market price of PRB coal increased to a price of $15 per ton at September 30, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

EME has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. EME is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are materially higher than the existing rates under contract. EME expects to finalize a new long-term contract for the transport of coal during the fourth quarter of 2011.

Emission Allowances Price Risk

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. EME will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "Management's Overview—Cross-State Air Pollution Rule" and "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2011, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	September 30, 2011
(in millions)	Exposure[2]	Collateral	Net Exposure

Credit Rating[1]
A or higher	$105	$(7)	$98
A-	2	—	2
BBB+	15	—	15
BBB	—	—	—
BBB-	7	—	7
Below investment grade	24	(23)	1

Total	$153	$(30)	$123

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

The credit risk exposure set forth in the above table is composed of $87 million of net accounts receivable and payables and $67 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $44 million cash margin in the aggregate with PJM, NYISO, Midwest Independent Transmission System Operator (MISO), clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 70% of EME's consolidated operating revenues for the nine months ended September 30, 2011. At September 30, 2011, EME's account receivable due from PJM was $58 million.

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

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements," and refer to "Note 5. Debt and Credit Agreements" in Item 8 on page 113 of EME's annual report on Form 10-K for the year ended December 31, 2010.

Regulatory Matters

For a discussion of EME's regulatory matters, refer to "Regulatory Matters" in Item 1 on page 17 of EME's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to regulatory matters specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

Dodd-Frank Act

The Commodities Futures Trading Commission and the Securities Exchange Commission had been expected to issue rules and regulations to fulfill the mandates of the Dodd-Frank Wall Street Reform and Consumer Protection Act by July 2011. The agencies have announced they intend to complete the issuances in the first half of 2012.

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

Midwest Generation New Source Review and Other Litigation

Nine of ten PSD claims in the US EPA's New Source Review litigation have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013. A motion filed by the plaintiffs requesting that the dismissals be certified as "partial final judgments" capable of appeal, and requesting that the remaining claims be stayed pending such an appeal, is pending.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs sought to have their suits certified as a class action and requested injunctive relief, as well as compensatory and punitive damages. In October 2011, the complaints were dismissed for lack of federal jurisdiction.

Homer City New Source Review and Other Litigation

On October 12, 2011, all of the claims in the US EPA's New Source Review litigation were dismissed with prejudice. On October 13, 2011, the claims in the purported class action that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so.

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

ITEM 4.    REMOVED AND RESERVED

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDISON MISSION ENERGY
By:	/s/ Maria Rigatti Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	November 2, 2011