Form 10-Q
period 2012-03-31
EDISON MISSION ENERGY
filed 2012-05-02
CIK 930835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
_______________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's Common Stock as of May 2, 2012: 100 shares (all shares held by an affiliate of the registrant).

i

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
ACI	activated carbon injection
AOI	adjusted operating income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CO2	carbon dioxide
coal plants	Midwest Generation coal plants and Homer City electric generating station
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Illinois EPA	Illinois Environmental Protection Agency
ISO(s)	independent system operator(s)
Lehman	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units

v

Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
NID	Novel Integrated Desulfurization
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency
U.S. Treasury grants	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Revenues	$443	$550
Operating Expenses
Fuel	206	182
Plant operations	156	192
Plant operating leases	38	44
Depreciation and amortization	68	72
Loss on disposal and asset impairments	14	—
Administrative and general	46	43
Total operating expenses	528	533
Operating income (loss)	(85)	17
Other Income (Expense)
Equity in loss from unconsolidated affiliates	(1)	(5)
Dividend income	—	1
Interest income	—	1
Interest expense	(86)	(80)
Other income (expense), net	—	3
Total other expense	(87)	(80)
Loss from continuing operations before income taxes	(172)	(63)
Benefit for income taxes	(91)	(45)
Loss From Continuing Operations	(81)	(18)
Loss from Operations of Discontinued Subsidiaries, net of tax (Note 13)	(1)	(2)
Net Loss	(82)	(20)
Net Income Attributable to Noncontrolling Interests (Note 3)	(2)	—
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(84)	$(20)
Amounts Attributable to Edison Mission Energy Common Shareholder
Loss from continuing operations, net of tax	$(83)	$(18)
Loss from discontinued operations, net of tax	(1)	(2)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(84)	$(20)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(82)	$(20)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Net gain (loss) adjustment, net of tax	1	—
Amortization of net loss and prior service adjustment included in expense, net of tax	1	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gain arising during period, net of income tax expense of $17 and $4 for the three months ended March 31, 2012 and 2011	25	6
Reclassification adjustments included in net loss, net of income tax benefit of $8 and $6 for the three months ended March 31, 2012 and 2011	(11)	(10)
Other comprehensive income (loss), net of tax	16	(3)
Comprehensive Loss	(66)	(23)
Comprehensive Income Attributable to Noncontrolling Interests	(2)	—
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(68)	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,307	$1,300
Accounts receivable—trade	75	107
Receivables from affiliates	8	4
Inventory	240	274
Derivative assets	39	40
Restricted cash and cash equivalents	187	103
Margin and collateral deposits	76	41
Prepaid expenses and other	60	72
Total current assets	1,992	1,941
Investments in Unconsolidated Affiliates	520	523
Property, Plant and Equipment, less accumulated depreciation of $1,362 and $1,295 at respective dates	4,472	4,472
Other Assets
Deferred financing costs	74	71
Long-term derivative assets	52	59
Restricted deposits	57	48
Rent payments in excess of levelized rent expense under plant operating leases	798	760
Deferred taxes	183	205
Other long-term assets	237	244
Total other assets	1,401	1,387
Total Assets	$8,385	$8,323

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts, unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$67	$99
Payables to affiliates	146	188
Accrued liabilities	115	168
Derivative liabilities	1	1
Interest payable	102	33
Deferred taxes	2	2
Current portion of long-term debt	61	57
Total current liabilities	494	548
Long-term debt net of current portion	4,902	4,855
Deferred revenues	524	530
Long-term derivative liabilities	79	90
Other long-term liabilities	599	636
Total Liabilities	6,598	6,659
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,279	1,327
Retained earnings	276	365
Accumulated other comprehensive loss	(78)	(94)
Total Edison Mission Energy common shareholder's equity	1,541	1,662
Noncontrolling Interests	246	2
Total Equity	1,787	1,664
Total Liabilities and Equity	$8,385	$8,323

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(82)	$(20)
Loss from discontinued operations	1	2
Loss from continuing operations, net	(81)	(18)
Adjustments to reconcile loss to net cash provided by operating activities:
Equity in loss from unconsolidated affiliates	1	5
Distributions from unconsolidated affiliates	—	5
Depreciation and amortization	74	81
Deferred taxes and tax credits	(60)	(15)
Loss on disposal and asset impairments	14	—
Loss on sale of assets	1	—
Changes in operating assets and liabilities:
(Increase) decrease in margin and collateral deposits	(35)	13
Decrease in receivables	27	20
(Increase) decrease in inventory	34	(22)
(Increase) decrease in prepaid expenses and other	12	(2)
(Increase) decrease in restricted cash and cash equivalents	(7)	—
Increase in rent payments in excess of levelized rent expense	(38)	(32)
Increase (decrease) in payables and other current liabilities	(118)	(13)
Increase in interest payable	73	72
Decrease in derivative assets and liabilities	19	4
Increase in other operating—assets	3	—
Increase (decrease) in other operating—liabilities	(18)	16
Operating cash flow from continuing operations	(99)	114
Operating cash flow from discontinued operations	(1)	(2)
Net cash (used in) provided by operating activities	(100)	112
Cash Flows From Financing Activities
Borrowings on long-term debt	54	76
Payments on debt	(7)	(8)
Borrowings under short-term debt	—	32
Cash contributions from noncontrolling interests	242	—
Payments to affiliates related to stock-based awards	(5)	(2)
Financing costs	(3)	—
Net cash provided by financing activities from continuing operations	281	98
Cash Flows From Investing Activities
Capital expenditures	(86)	(105)
Proceeds from return of capital and loan repayments and sale of assets	1	9
Investments in and loans to unconsolidated affiliates	—	(4)
Increase in restricted deposits and restricted cash and cash equivalents	(86)	(1)
Investments in other assets	(3)	(1)
Net cash used in investing activities from continuing operations	(174)	(102)
Net increase in cash and cash equivalents	7	108
Cash and cash equivalents at beginning of period	1,300	1,075
Cash and cash equivalents at end of period	$1,307	$1,183

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
At March 31, 2012, Edison Mission Energy (EME), and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $927 million and Midwest Generation, LLC (Midwest Generation) had cash and cash equivalents of $230 million and $500 million of available borrowing capacity under its credit facility maturing in June 2012. EME terminated its revolving credit facility in February 2012, and there can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacements of these credit lines will likely be on less favorable terms and conditions, and there is no assurance that EME will, or will be able to, replace these credit lines or any portion of them. In conjunction with the termination of its credit facility, EME entered into replacement letter of credit facilities secured by cash collateral. For additional information, see Note 5—Debt and Credit Agreements—2012 Letter of Credit Facilities. EME had $3.7 billion of unsecured notes outstanding at March 31, 2012, $500 million of which mature in 2013. Unless energy and capacity prices increase substantially, EME expects that it will experience further reductions in cash flow and losses in 2012 and subsequent years. EME's liquidity will be strained by a continuation of recent adverse trends, combined with pending debt maturities, higher operating costs and the need to retrofit its coal-fired plants to comply with governmental regulations. To address such a scenario, EME would need to consider all options available to it, including potential sales of assets or restructurings or reorganization of the capital structure of EME and its subsidiaries.
EME Homer City Generation L.P. (Homer City) has been engaged in discussions with the owner-lessors regarding the orderly transfer of the Homer City plant to the owner-lessors, which will result in EME's loss of substantially all beneficial economic interest in and material control of the Homer City plant. Failure to reach an agreement for the orderly transfer of the Homer City plant could result in Homer City's default under the lease agreements giving rise to remedies for the owner-lessors and secured lease obligation bondholders, which could include foreclosing on the leased assets, the general partner of Homer City, or both. For additional information, see Note 9—Commitments and Contingencies—Homer City Lease and Environmental Project.
Basis of Presentation
EME's significant accounting policies were described in "Note 1. Summary of Significant Accounting Policies" on page 68 of EME's annual report on Form 10-K for the year ended December 31, 2011. EME follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2012, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
The consolidated statement of cash flows for the three months ended March 31, 2011 was revised to correct an error in the presentation of vendor financed property, plant and equipment in the amount of $6 million. This correction, to present the amount on a net rather than gross basis, decreased cash flows used in investing activities and cash flows provided by financing activities by this amount, but had no impact on the net change in cash and cash equivalents. Management believes the revision does not have a material impact on the prior year financial statements.
Cash Equivalents
Cash equivalents included money market funds totaling $1.1 billion and $1.2 billion at March 31, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at March 31, 2012 and December 31, 2011 included $97 million received from a wind financing that was held in escrow at those dates and is expected to be released in the second quarter of 2012 when the project achieves certain completion milestones. At March 31, 2012, restricted cash and cash equivalents also included $74 million to support outstanding letters of credit issued under EME's letter of credit facilities.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$152	$188
Spare parts, materials and supplies	88	86
Total inventory	$240	$274
Allocation of Net Income or Losses to Investors in Certain Variable Interest Entities
For consolidated investments that allocate taxable income and losses, tax credits and cash distributions under complex allocation provisions of agreements with third-party investors, net income or loss is allocated to third-party investors for accounting purposes using the Hypothetical Liquidation Book Value (HLBV) method. HLBV is a balance sheet oriented approach that calculates the change in the claims of each partner on the net assets of the investment at the beginning and end of each period. Each partner's claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value and the resulting cash was then distributed to investors in accordance with their respective liquidation preferences. EME reports the net income or loss attributable to the third-party investors as income (loss) attributable to noncontrolling interests in the consolidated statements of operations. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.
New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. EME adopted this guidance effective January 1, 2012. For further information, see Note 4—Fair Value Measurements.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. EME adopted this guidance January 1, 2012. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
Accounting Guidance Not Yet Adopted
Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. EME will adopt this guidance effective January 1, 2013.

Note 2. Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the three months ended March 31, 2012:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2011	$64	$1,327	$365	$(94)	$2	$1,664
Net income (loss)	—	—	(84)	—	2	(82)
Other comprehensive income	—	—	—	16	—	16
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(5)	—	—	(5)
Other stock transactions, net	—	2	—	—	—	2
Contributions from noncontrolling interests[1]	—	—	—	—	242	242
Transfers of assets to Capistrano Wind Partners[2]	—	(50)	—	—	—	(50)
Balance at March 31, 2012	$64	$1,279	$276	$(78)	$246	$1,787

[1]
Funds contribution by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

[2]
Additional paid in capital was reduced $50 million related to a new tax basis in the assets transferred to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

The following table provides the changes in equity for the three months ended March 31, 2011:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2010	$64	$1,336	$1,448	$(31)	$4	$2,821
Net loss	—	—	(20)	—	—	(20)
Other comprehensive loss	—	—	—	(3)	—	(3)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(2)	—	—	(2)
Other stock transactions, net	—	2	—	—	—	2
Balance at March 31, 2011	$64	$1,338	$1,426	$(34)	$4	$2,798

Note 3. Variable Interest Entities
Projects or Entities that are Consolidated
At March 31, 2012 and December 31, 2011, EME consolidated 16 and 13 projects, respectively, with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. Projects consolidated at March 31, 2012 increased from the projects consolidated at December 31, 2011, due to the Capistrano Wind equity capital transaction as discussed below. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.

The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	March 31, 2012	December 31, 2011
Current assets	$87	$36
Net property, plant and equipment	1,194	675
Other long-term assets	18	5
Total assets	$1,299	$716
Current liabilities	$32	$28
Long-term debt net of current portion	179	57
Deferred revenues	174	69
Other long-term liabilities	56	22
Total liabilities	$441	$176
Noncontrolling interests	$246	$2
Assets serving as collateral for the debt obligations had a carrying value of $474 million and $136 million at March 31, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.
Capistrano Wind Equity Capital
As part of its plan to obtain third-party equity capital to finance the development of a portion of EME's wind portfolio, on February 13, 2012, Edison Mission Wind sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term. In March 2012, EME received a distribution of the proceeds from outside investors, which will be used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company (MEHC), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $238 million contributed by the third-party interests and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at March 31, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $50 million.
EME's share in the earnings or losses of the Capistrano Wind entities is calculated under the HLBV method due to complex preferences in distribution provisions. The income from the Cedro Hill, Mountain Wind Power I and Mountain Wind Power II wind projects attributable to noncontrolling interests was $2 million for the first quarter of 2012.

Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of March 31, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,144	$—	$—	$—	$1,144
Derivatives contracts
Electricity	$—	$144	$40	$(93)	$91
Natural gas	6	—	—	(6)	—
Fuel oil	7	—	—	(7)	—
Total commodity contracts	13	144	40	(106)	91
Total assets	$1,157	$144	$40	$(106)	$1,235
Liabilities at Fair Value
Derivatives contracts
Electricity	$—	$10	$16	$(24)	$2
Interest rate contracts	—	78	—	—	78
Total liabilities	$—	$88	$16	$(24)	$80

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,207	$—	$—	$—	$1,207
Derivative contracts
Electricity	$—	$66	$95	$(62)	$99
Natural gas	4	—	—	(4)	—
Fuel oil	4	—	—	(4)	—
Total commodity contracts	8	66	95	(70)	99
Total assets	$1,215	$66	$95	$(70)	$1,306
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$8	$12	$(19)	$1
Interest rate contracts	—	90	—	—	90
Total liabilities	$—	$98	$12	$(19)	$91

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and in restricted cash and cash equivalents on EME's consolidated balance sheets at March 31, 2012 and December 31, 2011.

The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three Months Ended March 31,
(in millions)	2012	2011
Fair value, net assets at beginning of period	$83	$91
Total realized/unrealized gain
Included in earnings[1]	(15)	—
Included in accumulated other comprehensive loss[2]	2	1
Purchases	6	5
Settlements	(1)	(12)
Transfers out of Level 3[3]	(51)	(2)
Fair value, net assets at end of period	$24	$83
Change during the period in unrealized gains related to assets and liabilities, net held at end of period[1]	$(7)	$(6)

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of other comprehensive loss.

[3]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011.
Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using quoted prices for similar assets and liabilities in active markets and inputs that are observable either directly or indirectly for substantially the full term of the instrument. This level includes over-the-counter derivatives and interest rate swaps.
Over-the-counter derivative contracts are valued using standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of Level 3 assets and liabilities is determined using models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements.
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts.

Level 3 Valuation Process
The process of determining fair value is the responsibility of the risk department, which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques and uses both standard and proprietary models to determine fair value. Each reporting period, the risk and key finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to derive fair value for Level 3 assets and liabilities:

March 31, 2012
		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value			Significant Unobservable Input
	Assets	Liabilities	Valuation Technique(s)		Range (Weighted Average)
Electricity	(in millions)
Congestion contracts	$49	$13	Latest auction pricing	Congestion prices	$(8.20) - $10.32 ($0.21)
Power contracts	37	49	Discounted cash flows	Power prices	$15.58-$54.00 ($32.97)
Netting	(46)	(46)
Total	$40	$16
Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,963	$3,676	$4,912	$3,716
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2.

Note 5. Debt and Credit Agreements
2012 Project Financings
Broken Bow and Crofton Bluffs
Effective March 30, 2012, EME completed through its subsidiaries, Broken Bow Wind, LLC and Crofton Bluffs Wind, LLC, two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13.1 million letter of credit facilities and $5.5 million working capital facilities.
Interest under the construction and term loans will accrue at London Interbank Offered Rate (LIBOR) plus 2.875%, with the term loan rate increasing 0.125% after the third, sixth, ninth, and twelfth years. Pursuant to the financing agreements, on April 2, 2012 and April 17, 2012, EME's subsidiaries entered into forward starting interest rate swap agreements at 0.8275%

and 0.7825%, respectively, to hedge the majority of the variable interest rate debt beginning December 31, 2012 through December 31, 2013 and at 2.96% and 2.7475%, respectively, to hedge the majority of the variable interest rate debt beginning December 31, 2013 through December 31, 2027.
Upon conversion to a term loan, distributions from such subsidiaries are subject to compliance with the terms and conditions of their financing agreements, including a 12-month historic debt service coverage ratio test as specified in the agreements of at least 1.20 to 1.00.
As of March 31, 2012, no amounts were outstanding under the construction loans and letters of credit facilities.
Capistrano Wind Partners agreed to acquire the Broken Bow I wind project and the Crofton Bluffs wind project for consideration expected to include $140 million from the same outside investors of the Capistrano Wind equity capital transaction upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term.
2012 Letter of Credit Facilities
In February 2012, EME terminated its $564 million revolving credit facility and entered into $55 million bridge letter of credit facilities which expire June 8, 2012 and which are secured by cash collateral of at least equal to the issued amount. In the first quarter of 2012, EME also completed a $100 million letter of credit facility for EME's general corporate needs and for its projects, which expires on June 30, 2014. Letters of credit issued under this facility are secured by cash collateral at least equal to the issued amount.
2011 Project Financings
Tapestry Wind
In December 2011, EME completed through its subsidiary, Tapestry Wind, LLC, a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project filed a formal complaint with the West Virginia Public Service Commission requesting that the Commission order the project to shut down at night due to alleged noise emissions. The release of the loan proceeds in escrow is subject to resolution of the complaint or further due diligence from the lenders. EME expects the loan proceeds to be released in the second quarter of 2012.
Standby Letters of Credit
Letters of credit under EME's and its subsidiaries' credit facilities aggregated $179 million and were scheduled to expire as follows: $122 million in 2012, $29 million in 2013, $10 million in 2017, and $18 million in 2018. Standby letters of credit include $40 million issued in connection with the power purchase agreement with Southern California Edison Company, an affiliate of EME, under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions. At March 31, 2012, EME had $71 million in letters of credit which were supported by $74 million of cash collateral.

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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

March 31, 2012
				Hedging Activities				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	5,850	[1]	102	[3]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,425
Electricity	Capacity	Sales, net	MW-Day (in thousands)	58	[2]	—		—
Electricity	Capacity	Purchases, net	MW-Day (in thousands)	—		—		161	[2]
Electricity	Congestion	Purchases, net	GWh	—		1,079	[4]	165,365	[4]
Natural gas	Forwards/Futures	Purchases, net	bcf	—		—		12.0
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		360,000		—
At March 31, 2012, EME had interest rate contracts with notional values totaling $681 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at March 31, 2012, EME had forward starting interest rate contracts with notional values totaling $502 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 3.5429% to 4.0025%. These contracts have effective dates beginning June 2013 through December 2021 and expire May 2023 through December 2029.
In April 2012 pursuant to the agreements for financing of its interests in the Broken Bow and Crofton Bluffs wind projects, EME's subsidiaries entered into forward starting interest rate swap agreements with notional value totaling $139 million that converted floating rate LIBOR based debt to fixed rates ranging from 0.7825% to 2.96%. These contracts have effective dates beginning December 2012 through December 2013 and expire December 2013 through December 2027.

December 31, 2011
				Hedging Activities				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	8,320	[1]	425	[3]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	MW-Day (in thousands)	89	[2]	—		—
Electricity	Capacity	Purchases, net	MW-Day (in thousands)	—		—		184	[2]
Electricity	Congestion	Purchases, net	GWh	—		2,528	[4]	230,798	[4]
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EME's hedge products include forward and futures contracts that qualify for hedge accounting.

[2]	EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

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
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

March 31, 2012
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$51	$2	$53	$1	$3	$4	$49
Interest rate contracts	—	—	—	—	78	78	(78)
Economic hedges	57	3	60	47	2	49	11
Trading activities	408	180	588	360	117	477	111
	516	185	701	408	200	608	93
Netting and collateral received[1]	(477)	(133)	(610)	(407)	(121)	(528)	(82)
Total	$39	$52	$91	$1	$79	$80	$11

December 31, 2011
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$41	$1	$42	$2	$3	$5	$37
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	31	1	32	26	1	27	5
Trading activities	276	142	418	232	79	311	107
	348	144	492	260	173	433	59
Netting and collateral received[1]	(308)	(85)	(393)	(259)	(83)	(342)	(51)
Total	$40	$59	$99	$1	$90	$91	$8

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Three Months Ended March 31,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	30	12	8	2
Reclassification to earnings	(19)	—	(16)	—	Operating revenues
End of period derivative gains (losses)	$46	$(78)	$35	$(14)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at March 31, 2012 and 2011 for commodity and interest rate contracts were $27 million and $(47) million, and $21 million and $(9) million, respectively.

For additional information, see Note 11—Accumulated Other Comprehensive Loss.
EME recorded net gains of $1 million and $2 million during the first quarters of 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended March 31,
(in millions)	Income Statement Location	2012	2011
Economic hedges	Operating revenues	$11	$6
	Fuel	5	6
Trading activities	Operating revenues	20	16
Margin and Collateral Deposits
Certain derivative instruments contain margin and collateral deposit requirements. Since EME's and its subsidiaries' credit ratings are below investment grade, EME and its subsidiaries have provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties and brokers. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. EME nets counterparty receivables and payables where balances exist under master netting arrangements. EME presents the portion of its margin and collateral deposits netted with its derivative positions on its consolidated balance sheets. Future increases in power prices could expose EME, Midwest Generation or Edison Mission Marketing & Trading, Inc. (EMMT) to additional collateral postings. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	March 31, 2012	December 31, 2011
Collateral provided to counterparties
Offset against derivative liabilities	$2	$2
Reflected in margin and collateral deposits	76	41
Collateral received from counterparties
Offset against derivative assets	84	53

Note 7. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended March 31,
(in millions)	2012	2011
Loss from continuing operations before income taxes	$(172)	$(63)
Benefit for income taxes at federal statutory rate of 35%	$(60)	$(23)
Increase (decrease) in income tax from
State tax-net of federal benefit	(15)	(5)
Production tax credits, net	(19)	(18)
Other	3	1
Total benefit for income taxes from continuing operations	$(91)	$(45)
Effective tax rate	53%	72%
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The EME-related proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $194 million, including interest and penalties through March 31, 2012 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). Edison International disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The disputed tax matter is currently being considered in appeals.
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1 billion. Such tax deductions will be included in EME's 2011 tax returns.
Deferred Taxes
At March 31, 2012, EME had recognized $908 million of income tax benefits related to federal tax credit carryforwards, federal net operating loss carryforwards and state net operating loss carryforwards, including the federal and state tax deductions related to the change in tax classification at Homer City.

Note 8. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other than Pensions
Pension Plans
During the three months ended March 31, 2012, EME made contributions of $4 million, and during the remainder of 2012, expects to make $14 million of additional contributions. The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$5	$4
Interest cost	3	4
Expected return on plan assets	(3)	(3)
Net amortization	1	1
Total expense	$6	$6
Postretirement Benefits Other Than Pensions
During the three months ended March 31, 2012, EME made contributions of $1 million, and during the remainder of 2012, expects to make $2 million of additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$1	$1
Interest cost	2	2
Total expense	$3	$3
Transfer of Certain Post Retirement Benefits to Edison International
In March 2012, Edison International agreed to assume the liabilities for active employees of EME and its subsidiaries under the specified plans related to deferred compensation and executive post retirement benefits. In consideration for such assumption, EME and its subsidiaries paid Edison International the after tax amount of such liabilities as of March 1, 2012 ($25 million) and will fund additional liabilities in future periods.

Note 9. Commitments and Contingencies
Homer City Lease and Environmental Project
Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. For further discussion of the Homer City lease, refer to "Item 8. Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Power Plant and Other Lease Commitments—Sale-Leaseback Transactions" on page 105 of EME's annual report on Form 10-K for the year ended December 31, 2011.
On March 29, 2012, Homer City and General Electric Capital Corporation (GECC) entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant

(and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
The estimated cost of installing sulfur dioxide (SO2) and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection (PADEP).
Included in the consolidated balance sheet at March 31, 2012 are assets and liabilities of Homer City. In the event that Homer City completes a divestiture transaction with its owner-lessors or EME ceases to control Homer City, EME will record a loss on disposition and classify Homer City as a discontinued operation. At March 31, 2012, Homer City assets of $209 million were composed of cash, inventory, and other assets and liabilities of $84 million were composed of accounts payable, accrued liabilities and other liabilities. In addition, EMMT had an intercompany account receivable from Homer City of $13 million at March 31, 2012. Any loss on disposition will be determined based on the assets and liabilities as of the date of disposition, the terms and conditions of the relevant transaction and an assessment as to whether any ongoing contingencies exist.
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
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 245 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at March 31, 2012. Midwest Generation had recorded a liability of $54 million at March 31, 2012 related to this contractual indemnity.
Indemnities Related to the Homer City Plant
In connection with the acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation." Also, in connection with the Implementation Agreement discussed above, Homer

City has agreed to enter into one or more implementation transactions, at the request of GECC, on the terms outlined in the Implementation Agreement, which include indemnification for specified matters.
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At March 31, 2012, EME had recorded a liability of $34 million related to these matters.
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
Nine of the ten PSD claims raised in the complaint have been dismissed, along with claims related to alleged violations of Title V of the CAA, to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. The dismissals have been certified as "partial final judgments" capable of appeal, and an appeal is pending before the Seventh Circuit Court of Appeals. The remaining claims have been stayed pending the appeal. In February 2012, certain of the environmental action groups that had intervened in the case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. In March 2012, Midwest Generation filed motions to dismiss the cases, which are pending.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
Homer City New Source Review and Other Litigation
In January 2011, the US EPA filed a complaint in the Western District of Pennsylvania against Homer City, the sale-leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the Third Circuit Court of Appeals.
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
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Homer City and EME. EME cannot predict the outcome of these matters or estimate the impact on the Homer City plant, or its and Homer City's results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
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
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at March 31, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME also has identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 10. Environmental Developments
Developments during the first quarter of 2012 include the following:
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and became effective on April 16, 2012. A number of parties have filed notices of appeal challenging the rule.
Greenhouse Gas Regulation
In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including EME and three of its wholly owned subsidiaries, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(60)	$(94)
Current period change	14	2	16
Balance at March 31, 2012	$(20)	$(58)	$(78)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.
Included in accumulated other comprehensive loss at March 31, 2012 was $27 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $47 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.
Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $28 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2012	2011
Cash paid (received)
Interest (net of amount capitalized)[1]	$6	$(4)
Income taxes	1	9
Cash payments under plant operating leases	76	76
Non-cash activities from vendor financing	$4	$6

[1]	Interest capitalized for the three months ended March 31, 2012 and 2011 was $6 million and $10 million, respectively. Interest paid for the three months ended March 31, 2011 was $6 million.
Accrued capital expenditures at March 31, 2012 and 2011 were $7 million and $38 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 13. Discontinued Operations
Summarized financial information for discontinued operations of foreign subsidiaries is as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Loss before income taxes	$—	$(2)
Provision for income taxes	1	—
Loss from operations of discontinued foreign subsidiaries	$(1)	$(2)
The 2012 and 2011 losses were primarily due to changes in foreign exchange rates and income taxes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's current expectations and projections about future events based on EME's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or its subsidiaries, include but are not limited to:

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which EME and its subsidiaries participate;

•	EME's continued participation and the continued participation by EME's subsidiaries in tax-allocation and payment agreements with EME's respective affiliates;

•	EME's ability to meet its liquidity requirements and stabilize its capital structure during periods of operating losses;

•	EME's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect EME's cost and manner of doing business, including compliance with the CPS (at Midwest Generation), CAIR or CSAPR (as applicable) and the MATS rule;

•
the completion of the transactions for the divestiture of Homer City's leasehold interest and related assets and liabilities pursuant to the terms of the Implementation Agreement between Homer City and GECC, and the timing and structure of such transactions;

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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2011. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2011, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect EME's business. Forward-looking statements speak only as of the date they are made, and EME is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME with the Securities and Exchange Commission.
This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2011, and as compared to the first quarter ended March 31, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
EME's operating results were lower in the first quarter of 2012 compared to the first quarter of 2011 due to lower realized energy and capacity prices at its coal plants and lower generation at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation from Midwest Generation's plants has been correspondingly affected. Effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract. EME expects that Midwest Generation's average fuel cost ($/MWh) will increase by approximately one-third in 2012.
At March 31, 2012, EME and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $927 million and Midwest Generation had cash and cash equivalents of $230 million and $500 million of available borrowing capacity under its credit facility maturing in June 2012. EME terminated its revolving credit facility in February 2012, and there can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacements of these credit lines will likely be on less favorable terms and conditions, and there is no assurance that EME will, or will be able to, replace these credit lines or any portion of them. In conjunction with the termination of its credit facility, EME entered into replacement letter of credit facilities secured by cash collateral. EME had $3.7 billion of unsecured notes outstanding at March 31, 2012, $500 million of which mature in 2013.
Unless energy and capacity prices increase substantially, EME expects that it will incur further reductions in cash flow and losses in years subsequent to 2012 as well as in 2012, and a continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its plants to comply with governmental regulations will strain EME's liquidity. To address such scenario, EME would need to consider all options available to it, including potential sales of assets or restructurings or reorganization of the capital structure of EME and its subsidiaries.

Highlights of Operating Results
Net loss attributable to EME common shareholder is composed of the following components:

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Net loss attributable to EME common shareholder	$(84)	$(20)	$(64)
Less: Non-core items - net of tax
Homer City	(23)	(10)	(13)
Loss from discontinued operations	(1)	(2)	1
Total non-core items	(24)	(12)	(12)
Core Loss	$(60)	$(8)	$(52)
EME's earnings (losses) are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with analysts and investors regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as net income attributable to EME's shareholder excluding income (losses) from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, sale of assets, early debt extinguishment costs, other activities that are no longer continuing, asset impairments, and certain tax, regulatory or legal proceedings. EME classified the results of Homer City, including the costs incurred in connection with the expected divestiture, as non-core for both the first quarter of 2012 and 2011 due to the plan described below to transition ownership of the leasehold interest to the owner-lessors.
EME's core loss in the first quarter 2012 increased compared to the first quarter 2011 primarily due to the following pre-tax items:

•	$95 million decrease in Midwest Generation results primarily due to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation.

•	$6 million increase in interest expense due to new energy project financings ($2 million) and lower capitalized interest ($4 million).
The decrease was partially offset by the following pre-tax items:

•	$4 million increase in energy trading due to increased revenues from trading power contracts and congestion.

•	$9 million increase in renewable energy income due to the increase in wind projects in operation coupled with higher generation and more favorable wind conditions.

Midwest Generation Environmental Compliance Plans and Costs
During the first quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
EME has decided to shut down its Fisk and Crawford Stations in September 2012. The shut downs also have been approved by PJM, the regional transmission organization that controls the area where these plants are located. In total, Midwest Generation estimates that 150 to 180 employees will be affected. The timing and amount of severance benefits, if any, will be determined after completion of an ongoing review of personnel based on seniority and other factors. Severance benefits are not required under the existing collective bargaining agreement. Midwest Generation has sold capacity forward through May 31, 2015 for both Fisk and Crawford. However, Midwest Generation has not sold its full capacity forward during those periods. Midwest Generation would expect to cover its capacity obligations associated with the Fisk and Crawford units through a combination of improved fleet performance, fleet capacity not previously sold forward and, if necessary, market transactions. In connection with the shut down of these stations, EME expects to receive a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At March 31, 2012, the tax basis of the Fisk and Crawford Stations were $64 million and $87 million, respectively.

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
Based on work to date, Midwest Generation estimates the cost of retrofitting the large stations (Powerton, Joliet Units 7 and 8 and Will County) using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be up to approximately $628 million. The cost of retrofitting Joliet Unit 6 is not included in the large unit amounts as it is less likely that Midwest Generation will make retrofits for this unit. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 56 of EME's annual report on Form 10-K for the year ended December 31, 2011.

Homer City Lease
Homer City is not expected to have sufficient cash flow to meet its obligations, including funding capital improvements. Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first quarter of 2012. Absent a working capital loan or other infusion of cash, Homer City is not expected to have sufficient cash flow to meet its operating expenses and other obligations either in the near term or during 2012, including the rent payment due on October 1, 2012. This may require Homer City to temporarily suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, refer to "Management's Overview—Homer City Lease" in Item 7 on page 30 of EME's annual report on Form 10-K for the year ended December 31, 2011.
Homer City has been engaged in discussions with the owner-lessors through GECC, beneficial owner of a majority of the owner-participants, regarding the funding of capital improvements at the Homer City plant and transfer to an affiliate of GECC of the economic benefit and majority ownership of all the operating assets of Homer City. On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and is in the process of executing related agreements for the construction of environmental improvements. GECC will have discretion over all decisions related to such agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The Agreement also requires Homer City, at the request of GECC, to enter into one or more implementation transactions, as defined in the Agreement, for the divestiture of its leasehold interest in the Homer City plant (and, under certain circumstances, related assets and liabilities as specified) and to assist GECC in obtaining certain third-party consents or waivers. Homer City and GECC also agreed to enter into a transition services agreement in connection with any implementation transaction. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP. There is no assurance that Homer City and GECC will actually consummate a divestiture transaction as contemplated by the Agreement.
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated in a timely manner, then the protections of Chapter 11 of the U.S. Bankruptcy Code may be necessary.

Renewable Energy Activities
Capistrano Wind Equity Capital
As part of its plan to obtain third-party equity capital to finance the development of a portion of EME's wind portfolio, on February 13, 2012, Edison Mission Wind sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term. In March 2012, EME received a distribution of the proceeds from outside investors, which will be used for general corporate purposes. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Allocation of Net Income or Losses to Investors in Certain Variable Interest Entities" and "Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."
2012 Project Financing
Effective March 30, 2012, EME completed through its subsidiaries, Broken Bow Wind, LLC and Crofton Bluffs Wind, LLC, two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13.1 million letter of credit facilities and $5.5 million working capital facilities. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—2012 Project Financings."

Environmental Regulation Developments
For a discussion of environmental regulation developments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

RESULTS OF OPERATIONS

Results of Continuing Operations

Overview
EME operates in one line of business, independent power production. The following table shows the adjusted operating income (loss) (AOI) of EME's projects:

	Three Months Ended March 31,
(in millions)	2012	2011
Midwest Generation plants	$(40)	$55
Homer City plant	(38)	(16)
Renewable energy projects	30	21
Energy trading	19	15
Big 4 projects	(1)	2
Sunrise	—	(7)
Westside projects	(2)	—
Other projects	2	4
	(30)	74
Corporate administrative and general	(33)	(34)
Corporate depreciation and amortization	(6)	(6)
AOI[1]	$(69)	$34

[1]
AOI is equal to operating income (loss) under GAAP, plus equity in income (loss) of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income (loss) attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. AOI is a non-GAAP performance measure and may not be comparable to those of other companies. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income (loss) attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EME.

The following table reconciles AOI to operating income (loss) as reflected on EME's consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2012	2011
AOI	$(69)	$34
Less:
Equity in loss of unconsolidated affiliates	(1)	(5)
Dividend income from projects	—	1
Production tax credits	19	18
Other income, net	—	3
Net income attributable to noncontrolling interests	(2)	—
Operating Income (Loss)	$(85)	$17

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three Months Ended March 31,
(in millions)	2012	2011
Operating Revenues	$233	$351
Operating Expenses
Fuel	117	126
Plant operations	109	118
Plant operating leases	19	19
Depreciation and amortization	21	29
Loss on disposal and asset impairments	2	—
Administrative and general	5	6
Total operating expenses	273	298
Operating Income (Loss)	(40)	53
Other Income	—	2
AOI	$(40)	$55

Statistics[1]
Generation (in GWh)	5,339	7,470
Aggregate plant performance
Equivalent availability	81.1%	87.0%
Capacity factor	47.4%	67.0%
Load factor	58.4%	77.0%
Forced outage rate	4.3%	5.1%
Average realized price/MWh	$33.62	$36.65
Capacity revenues only (in millions)	$49	$77
Average realized fuel costs/MWh	$22.51	$16.73

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."
AOI from the Midwest Generation plants decreased $95 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices, and reduced generation. Reduced generation resulted from lower economic dispatch, increased planned maintenance in 2012 versus 2011 and a weather anomaly seen in March of 2012 when unseasonably warm weather increased river temperature to levels that impacted the thermal discharge limits of the Joliet and Will County units.
Included in operating revenues were unrealized gains of $4 million and none for the first quarters of 2012 and 2011, respectively. Unrealized gains in the first quarter of 2012 were primarily attributable to natural gas futures contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations. Unrealized gains also included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses.

Included in fuel costs were unrealized gains (losses) of $3 million and $(1) million during the first quarters of 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Homer City
The following table presents additional data for the Homer City plant, which is being classified as a non-core earnings item under "Management's Overview—Highlights of Operating Results":

	Three Months Ended March 31,
(in millions)	2012	2011
Operating Revenues	$100	$115
Operating Expenses
Fuel	84	52
Plant operations	19	47
Plant operating leases	19	25
Depreciation and amortization	—	5
Loss on disposal and asset impairments	11	—
Administrative and general	5	2
Total operating expenses	138	131
Operating Loss	(38)	(16)
AOI	$(38)	$(16)
Statistics[1]
Generation (in GWh)	2,607	1,943
Equivalent availability	93.4%	59.2%
Capacity factor	63.4%	47.8%
Load factor	67.8%	80.7%
Forced outage rate	4.4%	27.1%
Average realized energy price/MWh	$31.76	$45.31
Capacity revenues only (in millions)	$18	$24
Average fuel costs/MWh	$32.07	$26.96

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."
AOI from the Homer City plant decreased $22 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in AOI was primarily attributable to lower energy margins, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. During the first quarter of 2012, Homer City incurred capital expenditures related to environmental improvements. Those environmental improvements did not increase the fair value of the leasehold interest due to the issues discussed in "Management's Overview"; therefore, the costs were fully impaired. In addition, plant operating lease expense decreased in the first quarter of 2012 compared to the first quarter of 2011 as a result of the impairment of prepaid rent related to the Homer City lease in the fourth quarter of 2011. The impairment resulted in a new levelized rent schedule.

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

Midwest Generation Plants (in millions)	Three Months Ended March 31,
	2012	2011
Operating revenues	$233	$351
Less:
Unrealized gains	(4)	—
Capacity and other revenues	(50)	(77)
Realized revenues	$179	$274
Generation (in GWh)	5,339	7,470
Average realized energy price/MWh	$33.62	$36.65

Homer City Plant (in millions)	Three Months Ended March 31,
	2012	2011
Operating revenues	$100	$115
Less:
Unrealized gains	—	(2)
Capacity and other revenues	(18)	(25)
Realized revenues	$82	$88
Generation (in GWh)	2,607	1,943
Average realized energy price/MWh	$31.76	$45.31
The average realized energy price is presented as an aid in understanding the operating results of the coal plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. This measure may not be comparable to those of other companies. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices. A reconciliation of the operating revenues of the coal plants presented in the preceding table and renewable energy projects presented in "—Renewable Energy Projects" to consolidated operating revenues is set forth below:

	Three Months Ended March 31,
(in millions)	2012	2011
Operating revenues
Midwest Generation plants	$233	$351
Homer City plant	100	115
Renewable energy projects	72	52
Other revenues	38	32
Consolidated operating revenues as reported	$443	$550

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

Midwest Generation Plants (in millions)	Three Months Ended March 31,
	2012	2011
Fuel costs	$117	$126
Add back:
Unrealized gains (losses)	3	(1)
Realized fuel costs	$120	$125
Generation (in GWh)	5,339	7,470
Average realized fuel costs/MWh	$22.51	$16.73
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel costs. This measure may not be comparable to those of other companies. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the fuel costs of the coal plants to consolidated fuel costs is set forth below:

	Three Months Ended March 31,
(in millions)	2012	2011
Fuel costs
Midwest Generation plants	$117	$126
Homer City plant	84	52
Other	5	4
Consolidated fuel costs as reported	$206	$182

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

Renewable Energy Projects
The following table presents additional data for EME's renewable energy projects:

	Three Months Ended March 31,
(in millions)	2012	2011
Operating Revenues	$72	$52
Production Tax Credits	19	18
	91	70
Operating Expenses
Plant operations	19	18
Depreciation and amortization	39	31
Administrative and general	2	1
Total operating expenses	60	50
Equity in income from unconsolidated affiliates	1	—
Other Income	—	1
Net Income Attributable to Noncontrolling Interests	(2)	—
AOI[1]	$30	$21
Statistics[2]
Generation (in GWh)[3]	1,746	1,385
Aggregate plant performance[3]
Equivalent availability	93.6%	93.6%
Capacity factor	42.0%	37.9%

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

[2]	The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

[3]	Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 1,516 GWh and 1,202 GWh in the first quarter of 2012 and 2011, respectively.
AOI from renewable energy projects increased $9 million in the first quarter of 2012 compared to the first quarter of 2011. The 2012 increase was primarily attributable to projects that achieved commercial operation after the first quarter of 2011 and increased generation at other projects due to more favorable wind conditions during 2012. Net income attributable to noncontrolling interests was primarily due to the Capistrano Wind equity capital transaction. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."

Energy Trading
AOI from energy trading activities increased $4 million for the first quarter of 2012, compared to the first quarter of 2011 mainly due to higher revenues from power trading activities and congestion.

Adjusted Operating Income from Other Projects
Sunrise Project.    AOI from the Sunrise project increased $7 million during the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher repairs and maintenance costs for a major overhaul in 2011.
Seasonality.    EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Income (Expense)

	Three Months Ended March 31,
(in millions)	2012	2011
Interest income	$—	$1
Interest expense, net of capitalized interest
EME debt	(67)	(62)
Nonrecourse debt	(19)	(18)
	$(86)	$(80)
EME's interest expense increased $6 million for the first quarter of 2012 compared to the first quarter of 2011. The 2012 increase in interest expense was primarily due to lower capitalized interest and higher debt balances from new project financings. Capitalized interest was $6 million and $10 million for the first quarters of 2012 and 2011, respectively. The 2012 decrease was due to fewer projects under construction in 2012 compared to 2011.

Income Taxes
EME's effective tax rates were 53% and 72% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates for 2012 and 2011 were impacted by production tax credits and estimated state income tax benefits allocated from Edison International. Income taxes for the three months ended March 31, 2012 and 2011 included tax benefits from production tax credits of $19 million and $18 million, respectively. Estimated state income tax benefits allocated from Edison International of $3 million and $2 million were recognized for the three months ended March 31, 2012 and 2011, respectively.

New Accounting Guidance
For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
The following table summarizes available liquidity at March 31, 2012:

(in millions)	Cash and Cash Equivalents	Available Under Credit Facility[1]	Total Available Liquidity
EME as a holding company	$711	$—	$711
EME subsidiaries without contractual dividend restrictions	216	—	216
EME corporate cash and cash equivalents	927	—	927
EME subsidiaries with contractual dividend restrictions
Midwest Generation[2]	230	500	730
Homer City	84	—	84
Other EME subsidiaries	66	—	66
Total	$1,307	$500	$1,807

[1]
Midwest Generation's existing credit facility matures in June 2012. For further discussion, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, EME terminated its $564 million revolving credit facility and entered into replacement letter of credit facilities secured by cash collateral. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—2012 Letter of Credit Facilities."

[2]	Cash and cash equivalents are available to meet Midwest Generation's operating and capital expenditure requirements.
See "Management's Overview" for a discussion of EME's liquidity.
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
For information regarding third-party capital obtained in February 2012 to finance the development of a portion of EME's wind portfolio, see "Management's Overview—Renewable Energy Activities" and "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."

Capital Investment Plan
Forecasted capital expenditures through 2014 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	April through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$27	$102	$311
Plant capital	12	47	16
Homer City Plant	34	23	14
Walnut Creek Project	179	40	—
Renewable Energy Projects	105	1	2
Other capital	17	19	15
Total	$374	$232	$358

[1]	For additional information, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."

Midwest Generation Capital Expenditures
Midwest Generation plants' projected environmental expenditures would retrofit Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Homer City Capital Expenditures
The capital investment plan set forth above does not include environmental capital expenditures to retrofit the Homer City plant because Homer City does not have the funds for retrofits and will be dependent on external funding. Subject to the availability of capital, plant capital expenditures for Homer City are projected to be $34 million for the remaining nine months of 2012 and $23 million and $14 million in 2013 and 2014, respectively. See "Management's Overview—Homer City Lease."

Renewable Energy Projects
At March 31, 2012, EME's development pipeline of potential wind projects was approximately 1,300 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment.

EME's Historical Consolidated Cash Flow
This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2012	2011
Operating cash flow from continuing operations	$(99)	$114
Operating cash flow from discontinued operations	(1)	(2)
Net cash (used in) provided by operating activities	(100)	112
Net cash provided by financing activities	281	98
Net cash used in investing activities	(174)	(102)
Net increase in cash and cash equivalents	$7	$108

Consolidated Cash Flows from Operating Activities
The decrease in cash provided by operating activities from continuing operations in the first quarter 2012 as compared to the first quarter of 2011 was primarily attributable to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings.

Consolidated Cash Flows from Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Three Months Ended March 31,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$242	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	54	—
Short-term debt financings
Renewable energy projects	—	32
Debt repayments
Renewable energy projects	(4)	(6)
Other projects	(3)	(2)
Financing costs and others	(8)	(2)
Total cash provided by financing activities	$281	$98

Consolidated Cash Flows from Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Three Months Ended March 31,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$7	$21
Plant capital	3	10
Homer City plant	7	4
Walnut Creek project	55	—
Renewable energy projects	13	67
Other capital expenditures	1	3
Investments in other assets	3	1
Collateral for letter of credit facilities	74	—
Other investing activities	11	(4)
Total cash used in investing activities	$174	$102

Credit Ratings
Credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC+	C
Midwest Generation[2]	B2	B	CCC
EMMT	Not Rated	CCC+	Not Rated

[1]	Senior unsecured rating.

[2]	First priority senior secured rating.
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

Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of March 31, 2012 could increase by approximately $19 million over the remaining life of the contracts using a 95% confidence level.

Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. EME may make tax-allocation payments to Edison International during the fourth quarter of 2012 currently estimated to be up to $185 million as a result of the reallocation of tax obligations from an Edison International consolidated net operating loss in 2011, but depending upon the course of further developments for subsidiary taxable income which is uncertain, such amount may be substantially offset by tax-allocation payments to EME by Edison International and other members of the consolidated group.

Dividend Restrictions in Major Financings

Key Ratios of EME's Principal Subsidiaries Affecting Dividends
Set forth below are key ratios of EME's principal subsidiaries required by financing arrangements at March 31, 2012 or for the 12 months ended March 31, 2012:

Subsidiary	Financial Ratio	Covenant	Actual
Midwest Generation (Midwest Generation plants)	Debt-to-capitalization ratio	Less than or equal to 0.60 to 1	0.13 to 1
Homer City (Homer City plant)	Senior rent service coverage ratio	Greater than 1.7 to 1	1.09 to 1
As indicated above, the actual senior rent service coverage ratio of Homer City was below the covenant threshold for the 12 months ended March 31, 2012, and Homer City also did not meet the threshold for the prospective two 12-month periods, which currently precludes Homer City from making distributions, including repayment of certain intercompany loans and from paying the equity portion of the rent payment. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan. For additional information, see "Management's Overview—Homer City Lease."
For a more detailed description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 46 of EME's annual report on Form 10-K for the year ended December 31, 2011.

EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At March 31, 2012, the maximum permissible sale or disposition of EME's assets is calculated as follows:

(in millions)
Consolidated Net Tangible Assets
Total consolidated assets	$8,385
Less:
Consolidated current liabilities	494
$7,891
10% Threshold	$789
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

Contractual Obligations and Contingencies

Contingencies
EME has contingencies related to the Midwest Generation New Source Review and other litigation, Homer City New Source Review and other litigation, and environmental remediation which are discussed in "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
For a discussion of EME's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 48 of EME's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to EME's off-balance sheet transactions that affect disclosures presented in EME's annual report, except as set forth in "Management's Overview—Homer City Lease."

Environmental Matters and Regulations
For a discussion of EME's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 15 of EME's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to environmental matters specifically affecting EME since the filing of EME's annual report, except as set forth in "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

MARKET RISK EXPOSURES
For a detailed discussion of EME's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 50 of EME's annual report on Form 10-K for the year ended December 31, 2011.

Derivative Instruments

Unrealized Gains and Losses
EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended March 31,
(in millions)	2012	2011
Midwest Generation plants
Non-qualifying hedges	$6	$(1)
Ineffective portion of cash flow hedges	1	—
Homer City plant
Non-qualifying hedges	—	1
Ineffective portion of cash flow hedges	—	1
Total unrealized gains	$7	$1
At March 31, 2012, cumulative unrealized gains of $14 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($13 million for the remainder of 2012 and $1 million for 2013).

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first quarters of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Midwest Generation plants
Northern Illinois Hub	$27.20	$34.01
Homer City plant
PJM West Hub	$31.82	$46.48
Homer City Busbar	29.01	41.12

[1]
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at March 31, 2012:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub
2012
April	$23.05	$28.65
May	23.38	28.90
June	25.44	32.19
July	29.99	36.55
August	30.61	37.28
September	23.22	30.35
October	22.84	29.83
November	23.16	30.82
December	26.54	35.37
2013 calendar "strip"[2]	$29.64	$37.44

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

[2]	Market price for energy purchases for the entire calendar year.
Power prices continued to fall in the first quarter of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub and PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the coal plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions (including load requirements services contracts) at March 31, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	4,719	$39.18	1,020	$40.43
Homer City plant[3,4]	112	54.12	—	—
Total	4,831		1,020

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

[3]
2012 includes hedging activities entered into by EMMT for the Homer City plant at the PJM APS Zone that are not designated under the intercompany agreements with Homer City due to limitations under the sale-leaseback transaction documents.

[4]	The average price/MWh includes 158 MW of capacity for periods ranging from April 1, 2012 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation and Homer City at March 31, 2012:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[3]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold[2] MW	MW	Price per MW-day	MW	Average Price per MW-day
April 1, 2012 to May 31, 2012
Midwest Generation	5,477	(555)	4,922	4,582	$110.00	340	$98.92	$109.23
Homer City	1,884	(163)	1,721	1,771	110.00	(50)	30.00	112.32
June 1, 2012 to May 31, 2013
Midwest Generation	5,477	(773)	4,704	4,704	16.46	—	—	16.46
Homer City	1,884	(355)	1,529	1,736	133.37	(207)	8.16	150.35
June 1, 2013 to May 31, 2014
Midwest Generation	5,477	(827)	4,650	4,650	27.73	—	—	27.73
Homer City	1,884	(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	5,477	(852)	4,625	4,625	125.99	—	—	125.99
Homer City	1,884	(190)	1,694	1,694	136.50	—	—	136.50

[1]
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

[2]	Excludes 158 MW of capacity for periods ranging from April 1, 2012 to May 31, 2012 at Homer City sold in conjunction with load requirements services contracts.

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
Revenues from the sale of capacity from Midwest Generation and Homer City beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.
Effective April 16, 2012, EMMT assigned the awards it received related to Homer City capacity to Homer City effective as of June 1, 2012. As a result of the financial outlook of Homer City, as previously discussed, EME's subsidiary, EMMT, has ceased to enter into hedging activities related to future power sales, but continues to enter into short-term energy transactions on behalf of Homer City pursuant to an intercompany agreement. Those transactions are generally back-to-back transactions in which EMMT enters into a transaction with a third party as a principal and then enters into an equivalent transaction with Homer City.

Basis Risk
During the three months ended March 31, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 9% and 12%, respectively. During the three months ended March 31, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 6%, higher by 3% and higher by 1%, respectively. During the three months ended March 31, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 11%, 6% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Homer City and Midwest Generation plants generally arise due to transmission congestion.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At March 31, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	March 31, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$81	$(8)	$73
A-	3	—	3
BBB+	1	—	1
BBB	—	—	—
BBB-	4	—	4
Below investment grade	78	(77)	1
Total	$167	$(85)	$82

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

The credit risk exposure set forth in the above table is composed of $50 million of net accounts receivable and payables and $117 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $76 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 67% of EME's consolidated operating revenues for the three months ended March 31, 2012. At March 31, 2012, EME's account receivable due from PJM was $41 million.
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

Interest Rate Risk
Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. For further details, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 6. Derivative Instruments and Hedging Activities."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of EME's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 56 of EME's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 50 of EME's annual report on Form 10-K for the year ended December 31, 2011. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a discussion of EME's legal proceedings, refer to "Note 9. Commitments and Contingencies—Contingencies" on page 108 of EME's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to legal proceedings specifically affecting EME since the filing of EME's annual report on Form 10-K for the year ended December 31, 2011, except as follows:
Midwest Generation New Source Review and Other Litigation
In February 2012, certain of the environmental action groups that had intervened in the US EPA's New Source Review case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.

ITEM 1A. RISK FACTORS
For a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2011. The risks described in EME's annual report on Form 10-K and in this report are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2012