Form 10-Q
period 2012-06-30
EDISON MISSION ENERGY
filed 2012-07-31
CIK 930835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's Common Stock as of July 31, 2012: 100 shares (all shares held by an affiliate of the registrant).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$406	$536	$849	$1,086
Operating Expenses
Fuel	215	174	421	356
Plant operations	172	240	328	432
Plant operating leases	40	44	78	88
Depreciation and amortization	67	79	135	151
Loss on disposal and asset impairments	12	8	26	8
Administrative and general	48	45	94	88
Total operating expenses	554	590	1,082	1,123
Operating loss	(148)	(54)	(233)	(37)
Other Income (Expense)
Equity in income from unconsolidated affiliates	18	17	17	12
Dividend income	11	27	11	28
Interest income	—	—	—	1
Interest expense	(84)	(80)	(170)	(160)
Other income, net	—	2	—	5
Total other expense	(55)	(34)	(142)	(114)
Loss from continuing operations before income taxes	(203)	(88)	(375)	(151)
Benefit for income taxes	(99)	(57)	(190)	(102)
Loss From Continuing Operations	(104)	(31)	(185)	(49)
Loss from Operations of Discontinued Subsidiaries, net of tax (Note 13)	—	(1)	(1)	(3)
Net Loss	(104)	(32)	(186)	(52)
Net Income Attributable to Noncontrolling Interests (Note 3)	(5)	—	(7)	—
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(109)	$(32)	$(193)	$(52)
Amounts Attributable to Edison Mission Energy Common Shareholder
Loss from continuing operations, net of tax	$(109)	$(31)	$(192)	$(49)
Loss from discontinued operations, net of tax	—	(1)	(1)	(3)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(109)	$(32)	$(193)	$(52)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(104)	$(32)	$(186)	$(52)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Net gain adjustment, net of tax	—	—	1	—
Amortization of net loss and prior service adjustment included in expense, net of tax	—	—	1	1
Unrealized losses on derivatives qualified as cash flow hedges
Unrealized holding losses arising during the periods, net of income tax benefit of $19 and $9 for the three months and $2 and $5 for the six months ended June 30, 2012 and 2011, respectively	(28)	(14)	(3)	(8)
Reclassification adjustments included in net loss, net of income tax benefit of $6 and $6 for the three months and $13 and $12 for the six months ended June 30, 2012 and 2011, respectively	(9)	(7)	(20)	(17)
Other comprehensive loss, net of tax	(37)	(21)	(21)	(24)
Comprehensive Loss	(141)	(53)	(207)	(76)
Comprehensive Income Attributable to Noncontrolling Interests	(5)	—	(7)	—
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(146)	$(53)	$(214)	$(76)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,009	$1,300
Accounts receivable—trade	107	107
Receivables from affiliates	5	4
Inventory	232	274
Derivative assets	46	40
Restricted cash and cash equivalents	110	103
Margin and collateral deposits	59	41
Prepaid expenses and other	90	72
Total current assets	1,658	1,941
Investments in Unconsolidated Affiliates	529	523
Property, Plant and Equipment, less accumulated depreciation of $1,428 and $1,295 at respective dates	4,463	4,472
Other Assets
Deferred financing costs	68	71
Long-term derivative assets	52	59
Restricted deposits	95	48
Rent payments in excess of levelized rent expense under plant operating leases	798	760
Deferred taxes	349	205
Other long-term assets	242	244
Total other assets	1,604	1,387
Total Assets	$8,254	$8,323

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts, unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$70	$99
Payables to affiliates	91	188
Accrued liabilities	133	168
Derivative liabilities	—	1
Interest payable	30	33
Deferred taxes	26	2
Current portion of long-term debt	566	57
Short-term debt	9	—
Total current liabilities	925	548
Long-term debt net of current portion	4,430	4,855
Deferred revenues	517	530
Long-term derivative liabilities	114	90
Other long-term liabilities	606	636
Total Liabilities	6,592	6,659
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,309	1,327
Retained earnings	160	365
Accumulated other comprehensive loss	(115)	(94)
Total Edison Mission Energy common shareholder's equity	1,418	1,662
Noncontrolling Interests	244	2
Total Equity	1,662	1,664
Total Liabilities and Equity	$8,254	$8,323

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(186)	$(52)
Loss from discontinued operations	1	3
Loss from continuing operations, net	(185)	(49)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(17)	(12)
Distributions from unconsolidated affiliates	6	15
Depreciation and amortization	148	164
Deferred taxes and tax credits	(112)	(30)
Loss on disposal and asset impairments	26	—
Changes in operating assets and liabilities:
(Increase) decrease in margin and collateral deposits	(18)	9
Increase in receivables	(1)	—
Decrease (increase) in inventory	42	(22)
Increase in prepaid expenses and other	(9)	(12)
Increase in restricted cash and cash equivalents	(4)	(9)
Increase in rent payments in excess of levelized rent expense	(38)	(101)
(Decrease) increase in payables and other current liabilities	(159)	1
Increase in interest payable	3	—
Decrease in derivative assets and liabilities	(14)	(23)
Increase in other operating—assets	9	8
Increase in other operating—liabilities	(30)	(31)
Operating cash flow from continuing operations	(353)	(92)
Operating cash flow from discontinued operations	(1)	(3)
Net cash used in operating activities	(354)	(95)
Cash Flows From Financing Activities
Borrowings on long-term debt	99	76
Payments on debt	(25)	(28)
Borrowings under short-term debt	9	32
Cash contributions from noncontrolling interests	242	—
Cash dividends to noncontrolling interests	(7)	—
Payments to affiliates related to stock-based awards	(12)	(4)
Excess tax benefits related to stock-based exercises	1	1
Financing costs	(7)	—
Net cash provided by financing activities from continuing operations	300	77
Cash Flows From Investing Activities
Capital expenditures	(166)	(219)
Proceeds from return of capital and loan repayments and sale of assets	5	12
Proceeds from settlement of insurance claims	2	—
Investments in and loans to unconsolidated affiliates	—	(7)
(Increase) decrease in restricted deposits and restricted cash and cash equivalents	(69)	19
Investments in other assets	(9)	(29)
Net cash used in investing activities from continuing operations	(237)	(224)
Net decrease in cash and cash equivalents	(291)	(242)
Cash and cash equivalents at beginning of period	1,300	1,075
Cash and cash equivalents at end of period	$1,009	$833

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Liquidity and Restructuring Activities
At June 30, 2012, Edison Mission Energy (EME), and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $879 million, which includes Midwest Generation, LLC's (Midwest Generation) cash and cash equivalents of $177 million. EME and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity. At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME will need to consider all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be otherwise applied to the payment of obligations. EME has entered into non-disclosure and engagement agreements with advisors representing certain of its unsecured bondholders for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. As a result, EME may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.
Bankruptcy proceedings could lead to a change of control of EME , which would result in the termination of EME's tax-allocation agreement. At June 30, 2012, EME had recognized $323 million of net deferred tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If it is more likely than not that EME would no longer continue to participate as part of the consolidated group of Edison International, EME would record a valuation allowance to reduce the carrying value of its net deferred tax benefit and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.
The accompanying consolidated financial statements have been prepared assuming that EME will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that EME will be able to continue as a going concern.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The consolidated statement of cash flows for the six months ended June 30, 2011 was revised to correct an error in the presentation of vendor financed property, plant and equipment in the amount of $19 million. This correction, to present the amount on a net rather than gross basis, decreased cash flows used in investing activities and cash flows provided by financing activities by this amount, but had no impact on the net change in cash and cash equivalents. Management believes the revision does not have a material impact on the prior year financial statements.
Cash Equivalents
Cash equivalents included money market funds totaling $873 million and $1.2 billion at June 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted cash and cash equivalents at June 30, 2012 and December 31, 2011 included $97 million received from a wind project financing that was held in escrow at those dates. At June 30, 2012, restricted deposits included $51 million to support outstanding letters of credit issued under EME's letter of credit facilities.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$142	$188
Spare parts, materials and supplies	90	86
Total inventory	$232	$274
Allocation of Net Income or Losses to Investors in Certain Variable Interest Entities
Capistrano Wind Partners' partnership agreements contain complex allocation provisions for taxable income and losses, tax credits and cash distributions. EME allocates net income for this consolidated investment to third-party investors based on the Hypothetical Liquidation Book Value (HLBV) method. HLBV is a balance sheet oriented approach that calculates the change in the claims of each partner on the net assets of the investment at the beginning and end of each period. Each partner's claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value and the resulting cash was then distributed to investors in accordance with their respective liquidation preferences. EME reports the net income (loss) attributable to the third-party investors as income (loss) attributable to noncontrolling interests in the consolidated statements of operations. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.
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
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. EME adopted this guidance January 1, 2012 and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
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

Note 2. Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the six months ended June 30, 2012:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2011	$64	$1,327	$365	$(94)	$2	$1,664
Net income (loss)	—	—	(193)	—	7	(186)
Other comprehensive loss	—	—	—	(21)	—	(21)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(12)	—	—	(12)
Other stock transactions, net	—	3	—	—	—	3
Contributions from noncontrolling interests[1]	—	—	—	—	242	242
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Transfers of assets to Capistrano Wind Partners[2]	—	(21)	—	—	—	(21)
Balance at June 30, 2012	$64	$1,309	$160	$(115)	$244	$1,662

[1]
Funds contribution by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

[2]
Additional paid in capital was reduced by $21 million during the six months ended June 30, 2012 due to a new tax basis in the assets transferred to Capistrano Wind Partners. The tax basis allocation to the transferred assets was updated during the three months ended June 30, 2012. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

The following table provides the changes in equity for the six months ended June 30, 2011:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2010	$64	$1,336	$1,448	$(31)	$4	$2,821
Net loss	—	—	(52)	—	—	(52)
Other comprehensive loss	—	—	—	(24)	—	(24)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(3)	—	—	(3)
Excess tax benefits related to stock option exercises	—	1	—	—	—	1
Other stock transactions, net	—	2	—	—	—	2
Purchase of noncontrolling interest[1]	—	(4)	—	—	(1)	(5)
Balance at June 30, 2011	$64	$1,335	$1,393	$(55)	$3	$2,740

[1]	During the second quarter of 2011, EME purchased a noncontrolling interest in Pinnacle Wind Force, LLC, which is now 100% owned by EME.

Note 3. Variable Interest Entities
Projects or Entities that are Consolidated
At June 30, 2012 and December 31, 2011, EME consolidated 16 and 13 projects, respectively, with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. Projects consolidated at June 30, 2012 increased from the projects consolidated at December 31, 2011, due to the Capistrano Wind equity capital transaction as discussed below. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.
The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	June 30, 2012	December 31, 2011
Current assets	$118	$36
Net property, plant and equipment	1,107	675
Other long-term assets	22	5
Total assets	$1,247	$716
Current liabilities	$34	$28
Long-term debt net of current portion	175	57
Deferred revenues	173	69
Long-term derivative liabilities	22	—
Other long-term liabilities	37	22
Total liabilities	$441	$176
Noncontrolling interests	$244	$2
Assets serving as collateral for the debt obligations had a carrying value of $472 million and $136 million at June 30, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.

Capistrano Wind Equity Capital
As part of its plan to obtain third-party equity capital to finance the development of a portion of EME's wind portfolio, on February 13, 2012, Edison Mission Wind Inc. (Edison Mission Wind) sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term loans. In March 2012, EME received a distribution of the proceeds from outside investors, which will be used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company (MEHC), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $238 million contributed by the third-party interests and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at June 30, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.

Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of June 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$873	$—	$—	$—	$873
Derivative contracts
Electricity	$—	$106	$51	$(59)	$98
Natural gas	4	—	—	(4)	—
Total derivative contracts	4	106	51	(63)	98
Total assets	$877	$106	$51	$(63)	$971
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$7	$10	$(17)	$—
Interest rate contracts	—	114	—	—	114
Total liabilities	$—	$121	$10	$(17)	$114

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,207	$—	$—	$—	$1,207
Derivative contracts
Electricity	$—	$66	$95	$(62)	$99
Natural gas	4	—	—	(4)	—
Fuel oil	4	—	—	(4)	—
Total derivative contracts	8	66	95	(70)	99
Total assets	$1,215	$66	$95	$(70)	$1,306
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$8	$12	$(19)	$1
Interest rate contracts	—	90	—	—	90
Total liabilities	$—	$98	$12	$(19)	$91

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and in restricted cash and cash equivalents on EME's consolidated balance sheets.
The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Fair value of net assets at beginning of period	$24	$83	$83	$91
Total realized/unrealized gains (losses)
Included in earnings[1]	23	18	8	18
Included in accumulated other comprehensive loss[2]	—	(4)	2	(3)
Purchases	13	6	19	11
Settlements	(19)	(19)	(20)	(31)
Transfers out of Level 3[3]	—	—	(51)	(2)
Fair value of net assets at end of period	$41	$84	$41	$84
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$14	$14	$8	$8

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of other comprehensive loss.

[3]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2012 and 2011.

Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes over-the-counter derivatives and interest rate swaps.
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
Level 3
The fair value of Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements.
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
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

June 30, 2012		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range (Weighted Average)
	Assets	Liabilities
Electricity
Congestion contracts	$73	$24	Latest auction pricing	Congestion prices	$(15.52) - $23.03 ($0.15)
Power contracts	19	27	Discounted cash flows	Power prices	$16.60 - $58.23 ($35.80)
Netting	(41)	(41)
Total	$51	$10

Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Fair Value of Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,996	$3,369	$4,912	$3,716
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2.

Note 5. Debt and Credit Agreements
2012 Project Financings
Broken Bow and Crofton Bluffs
Effective March 30, 2012, EME, through its subsidiaries, Broken Bow Wind, LLC and Crofton Bluffs Wind, LLC, completed two nonrecourse financings of its interests in the Broken Bow and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that are required to be converted to 15-year amortizing term loans by March 31, 2013, subject to meeting specified conditions, $13.1 million letter of credit facilities and $5.5 million working capital facilities.
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
As of June 30, 2012, $9 million and $6 million were outstanding under the construction loans included in short-term debt on EME's consolidated balance sheet, and letters of credit facilities, respectively.
2011 Project Financings
Tapestry Wind
In December 2011, EME, through its subsidiary, Tapestry Wind, LLC, completed a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project filed a formal complaint with the West Virginia Public Service Commission regarding, among other things, noise emissions and shadow flicker and requested that the Commission order the project to shut down at night due to alleged noise emissions. This complaint was dismissed on June 1, 2012. On June 27, 2012 and on July 3, 2012, nearly identical complaints were filed with the West Virginia Public Service Commission by two other neighbors. In addition, on June 25, 2012, each of the three neighbors filed separate civil complaints in the Circuit Court of Mineral County, West Virginia against Pinnacle Wind, LLC, EME, Edison Mission Operations and Maintenance, Inc., and other non-affiliated defendants. The civil complaints allege, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constitute a nuisance and seek compensatory damages, punitive damages and other equitable relief. The release of the loan proceeds in escrow is subject to resolution of the complaints or further due diligence from the lenders.

Big Sky Turbine Financing
In October 2009, EME, through its subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan has a five-year final maturity, however, specific events, including project performance, may trigger earlier repayment which could occur as early as February 2013. Big Sky's repayment obligations were guaranteed by EME until certain conditions were met, including commercial operations. On February 1, 2012, the lender agreed that all conditions had been satisfied and released EME from such guarantee. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project.
Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan as EME does not plan to make an investment in the project and is under no obligation to do so. If these efforts are unsuccessful, the lender may foreclose on the project resulting in a write off of the entire investment in the project. At June 30, 2012, EME's net investment in the Big Sky wind project was $135 million.
Credit Facilities and Letters of Credit
In February 2012, EME terminated its $564 million revolving credit facility. Midwest Generation's $500 million credit facility expired in June 2012 as per its terms. In the first quarter of 2012, EME completed a $100 million letter of credit facility for EME's general corporate needs and for its projects, which expires on June 30, 2014. Letters of credit issued under this facility are secured by cash collateral at least equal to the issued amount.
Letters of credit under EME's and its subsidiaries' credit facilities aggregated $165 million and were scheduled to expire as follows: $59 million in 2012, $75 million in 2013, $3 million in 2014, $10 million in 2017, and $18 million in 2018. Standby letters of credit include $40 million issued in connection with the power purchase agreement with Southern California Edison Company, an affiliate of EME, under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions. At June 30, 2012, EME had $51 million of cash collateral supporting its letters of credit.

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

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

June 30, 2012
				Hedging Activities				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	4,630	[1]	116	[3]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,201
Electricity	Capacity	Sales, net	GW-Day	37	[2]	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		134	[2]
Electricity	Congestion	Purchases, net	GWh	—		287	[4]	331,418	[4]
Natural gas	Forwards/Futures	Purchases, net	bcf	—		—		1.7
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		20,000
At June 30, 2012, EME had interest rate contracts with notional values totaling $703 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at June 30, 2012, EME had forward starting interest rate contracts with notional values totaling $641 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 0.7825% to 4.0025%. These contracts have effective dates beginning December 2012 through December 2021 and expire December 2013 through December 2029.

December 31, 2011
				Hedging Activities				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	8,320	[1]	425	[3]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	GW-Day	89	[2]	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		184	[2]
Electricity	Congestion	Purchases, net	GWh	—		2,528	[4]	230,798	[4]
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EME's hedge products include forward and futures contracts that qualify for hedge accounting.

[2]	EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

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

Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

June 30, 2012
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$24	$2	$26	$1	$3	$4	$22
Interest rate contracts	—	—	—	—	114	114	(114)
Economic hedges	28	2	30	24	2	26	4
Trading activities	329	153	482	272	92	364	118
	381	157	538	297	211	508	30
Netting and collateral received[1]	(335)	(105)	(440)	(297)	(97)	(394)	(46)
Total	$46	$52	$98	$—	$114	$114	$(16)

December 31, 2011
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$41	$1	$42	$2	$3	$5	$37
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	31	1	32	26	1	27	5
Trading activities	276	142	418	232	79	311	107
	348	144	492	260	173	433	59
Netting and collateral received[1]	(308)	(85)	(393)	(259)	(83)	(342)	(51)
Total	$40	$59	$99	$1	$90	$91	$8

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Six Months Ended June 30,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	19	(24)	(6)	(7)
Reclassification to earnings	(33)	—	(29)	—	Operating revenues
End of period derivative gains (losses)	$21	$(114)	$8	$(23)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2012 and 2011 for commodity and interest rate contracts were $12 million and $(69) million, and $5 million and $(14) million, respectively.

For additional information, see Note 11—Accumulated Other Comprehensive Loss.
EME recorded no net gains or losses during the three months ended June 30, 2012 and 2011, and $1 million and $2 million during the six months ended June 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Operating revenues	$6	$20	$17	$26
	Fuel	(6)	(2)	(1)	4
Trading activities	Operating revenues	30	41	50	57
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

(in millions)	June 30, 2012	December 31, 2011
Collateral provided to counterparties
Offset against derivative liabilities	$3	$2
Reflected in margin and collateral deposits	59	41
Collateral received from counterparties
Offset against derivative assets	49	53

Note 7. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(203)	$(88)	$(375)	$(151)
Benefit for income taxes at federal statutory rate of 35%	$(71)	$(30)	$(131)	$(53)
Increase (decrease) in income tax from
State tax-net of federal benefit	(6)	(4)	(21)	(9)
Production tax credits, net	(17)	(18)	(36)	(36)
Taxes on income allocated to noncontrolling interests	(5)	(1)	(4)	(1)
Other	—	(4)	2	(3)
Total benefit for income taxes from continuing operations	$(99)	$(57)	$(190)	$(102)
Effective tax rate	49%	65%	51%	68%
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The EME-related proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $196 million, including interest and penalties through June 30, 2012 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). Edison International disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The disputed tax matter is currently being considered in appeals.
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1 billion. Such tax deductions will be included in Edison International's 2011 consolidated tax returns and EME will be allocated the benefit for the deductions under the tax-allocation agreements.
Deferred Taxes
At June 30, 2012, EME had recognized $961 million of income tax benefits related to federal tax credit carryforwards, federal net operating loss carryforwards and state net operating loss carryforwards, including the federal and state tax deductions related to the change in tax classification at Homer City. For further information, see Note 1—Summary of Significant Accounting Policies—Liquidity and Restructuring Activities.

Note 8. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other than Pensions
Pension Plans
During the six months ended June 30, 2012, EME made contributions of $13 million, and during the remainder of 2012, expects to make $9 million of additional contributions.

The following were components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$4	$5	$9	$9
Interest cost	4	3	7	7
Expected return on plan assets	(4)	(3)	(7)	(6)
Net amortization	2	1	3	2
Total expense	$6	$6	$12	$12
Postretirement Benefits Other Than Pensions
During the six months ended June 30, 2012, EME made contributions of $2 million, and during the remainder of 2012, expects to make $1 million of additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$2	$2
Interest cost	1	1	3	3
Net amortization	1	—	1	—
Total expense	$3	$2	$6	$5
Transfer of Certain Post Retirement Benefits to Edison International
In March 2012, Edison International agreed to assume the liabilities for active employees of EME and its subsidiaries under the specified plans related to deferred compensation and executive post retirement benefits. In consideration for such assumption, EME and its subsidiaries paid Edison International the after-tax amount of such liabilities as of March 1, 2012 ($25 million).

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
On March 29, 2012, Homer City and General Electric Capital Corporation (GECC) entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing sulfur dioxide (SO2) and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from the Pennsylvania Department of Environmental Protection (PADEP).

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
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.
The Agreement also contains certain indemnities by each party in favor of the other. The Agreement may be terminated by GECC in its sole discretion at any time effective immediately upon delivery of notice to Homer City. Homer City may terminate the Agreement in connection with certain terminations of the construction agreements, subject to certain conditions.
Included in the consolidated balance sheet at June 30, 2012 are assets and liabilities of Homer City. In the event that Homer City completes a divestiture transaction with its owner-lessors or EME ceases to control Homer City, EME will record a loss on disposition and classify Homer City as a discontinued operation. At June 30, 2012, Homer City assets of $181 million were composed of cash, accounts receivable, inventory, and other assets and liabilities of $97 million were composed of accounts payable, accrued liabilities and other liabilities. In addition, EMMT had an intercompany account receivable from Homer City of $37 million at June 30, 2012. Any loss on disposition will be determined based on the assets and liabilities as of the date of disposition, the terms and conditions of the relevant transaction and an assessment as to whether any ongoing contingencies exist.
Coal Transportation Commitments
At June 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.4 billion, which consists of: $229 million for the remainder of 2012, $292 million for 2013, $287 million for 2014, $261 million for 2015, $261 million for 2016, and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shut down of the Fisk and Crawford Stations.
Guarantees and Indemnities
EME and certain of its subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Except as discussed below, EME has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 218 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2012. Midwest Generation had recorded a liability of $53 million at June 30, 2012 related to this contractual indemnity.
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
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At June 30, 2012, EME had recorded a liability of $27 million related to these matters.
In connection with the sale-leaseback transactions related to the Homer City plant in Pennsylvania, the Powerton and Joliet Stations in Illinois and, previously, the Collins Station in Illinois, EME and several of its subsidiaries entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Homer City and Midwest Generation, as the lessees in the sale-leaseback transactions agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. EME has not recorded a liability for these matters.
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
Other Guarantees and Indemnities
EME guarantees Midwest Generation's payments under the Powerton and Joliet sale-leaseback agreements. A default by Midwest Generation in meeting its obligations could have an adverse impact on EME.
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
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at June 30, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME also has identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule."
In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG tailoring rule.
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

Note 11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(60)	$(94)
Current period change	(23)	2	(21)
Balance at June 30, 2012	$(57)	$(58)	$(115)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.
Included in accumulated other comprehensive loss at June 30, 2012 was $12 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $69 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through May 31, 2014.
Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $13 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2012	2011
Cash paid (received)
Interest (net of amount capitalized)[1]	$154	$142
Income taxes	(9)	6
Cash payments under plant operating leases	124	189

Non-cash activities from vendor financing	$6	$19
Purchase of equipment with notes payable	$—	$56

[1]
Interest paid for the six months ended June 30, 2012 and 2011 was $167 million and $158 million, respectively. Interest capitalized for the six months ended June 30, 2012 and 2011 was $13 million and $16 million, respectively.

Accrued capital expenditures at June 30, 2012 and 2011 were $25 million and $47 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 13. Discontinued Operations
Summarized financial information for discontinued operations of foreign subsidiaries is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Income (Loss) before income taxes	$2	$—	$2	$(2)
Provision for income taxes	2	1	3	1
Loss from operations of discontinued foreign subsidiaries	$—	$(1)	$(1)	$(3)
The 2012 and 2011 losses were primarily due to foreign exchange rate changes and income taxes.

Note 14. Restructuring Activities
In conjunction with the decision to shut down its Fisk and Crawford Stations at the Midwest Generation plants in September 2012, EME plans to reduce approximately 200 positions from its plant operation and administrative staff in 2012. EME recorded a charge of $9 million (pre-tax) in the second quarter of 2012 related to severance and other employee benefits due to employees affected by the planned shutdowns. The charge was included in administrative and general expense on EME's consolidated statement of operations.
Midwest Generation has sold capacity forward through May 31, 2015 for both Fisk and Crawford. Midwest Generation would expect to cover its capacity obligations associated with the Fisk and Crawford units through a combination of improved fleet performance, fleet capacity not previously sold forward and, if necessary, market transactions.
In connection with the shut down of these stations, EME expects a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At June 30, 2012, the tax basis of the Fisk and Crawford Stations were $58 million and $80 million, respectively. For further information regarding the tax benefits, see Note 1—Summary of Significant Accounting Policies—Liquidity and Restructuring Activities.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's current expectations and projections about future events based on EME's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or its subsidiaries, include but are not limited to:

•	EME's ability to meet its liquidity requirements during periods of operating losses and capital spending programs;

•	EME's ability to restructure its debt obligations and stabilize its capital structure;

•	EME's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which EME's generating units have access;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which EME and its subsidiaries participate;

•	EME's continued participation and the continued participation by EME's subsidiaries in tax-allocation and payment agreements with EME's respective affiliates;

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

•
the potential for distributions of cash or assets and other actions, subject to contractual obligations and applicable law, that may alter the portion of Edison International's portfolio of assets held and developed by EME;

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2011, and as compared to the second quarter ended June 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW

Highlights of Operating Results
Net loss attributable to EME common shareholder is composed of the following components:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net loss attributable to EME common shareholder	$(109)	$(32)	$(77)	$(193)	$(52)	$(141)
Less: Non-core items - net of tax
Homer City	(29)	(5)	(24)	(52)	(15)	(37)
Loss from discontinued operations	—	(1)	1	(1)	(3)	2
Total non-core items	(29)	(6)	(23)	(53)	(18)	(35)
Core Loss	$(80)	$(26)	$(54)	$(140)	$(34)	$(106)
EME's earnings (losses) are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with analysts and investors regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as net income (loss) attributable to EME's shareholder excluding income (losses) from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, sale of assets, early debt extinguishment costs, other activities that are no longer continuing, asset impairments, and certain tax, regulatory or legal proceedings. EME classified the results of Homer City, including the costs incurred in connection with the expected divestiture, as non-core for the first half of both 2012 and 2011 due to the plan described below to transition ownership of the leasehold interest to the owner-lessors.

EME's operating loss increased significantly in the first half of 2012 compared to the first half of 2011 due to lower realized energy and capacity prices at its coal plants and lower generation at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.
EME's core loss in the second quarter 2012 increased compared to the second quarter 2011 primarily due to the following pre-tax items:

•	$45 million decrease in Midwest Generation results primarily due to lower average realized energy and capacity prices and higher fuel prices, partially offset by lower planned maintenance costs.

•	$15 million lower income from distributions received from the Doga project.

•	$11 million decrease in energy trading due to decreased revenues from trading power contracts and congestion.

•
$9 million decrease in renewable energy income primarily due to income allocated to third-party investors of Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the second quarter of 2011.

EME's core loss for the six months ended June 30, 2012 increased compared to the six months ended June 30, 2011 primarily due to the following pre-tax items:

•
$140 million decrease in Midwest Generation results primarily due to lower average realized energy and capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs.

•	$15 million lower income from distributions received from the Doga project.

•	$10 million increase in interest expense due to new energy project financings ($7 million) and lower capitalized interest ($3 million).

EME Liquidity and Restructuring Activities
At June 30, 2012, EME, and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $879 million, which includes Midwest Generation's cash and cash equivalents of $177 million. EME and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity. At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
As indicated above, EME is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME will need to consider all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be otherwise applied to the payment of obligations. EME has entered into non-disclosure and engagement agreements with advisors representing certain of its unsecured bondholders for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. As a result, EME may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.
Bankruptcy proceedings could lead to a change of control of EME, which would result in the termination of EME's tax-allocation agreement. At June 30, 2012, EME had recognized $323 million of net deferred tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If it is more likely than not that EME would no longer continue to participate as part of the consolidated group of Edison International, EME would record a valuation allowance to reduce the carrying value of its net deferred tax benefit and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.

The accompanying consolidated financial statements have been prepared assuming that EME will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that EME will be able to continue as a going concern.

Midwest Generation's Dependence on EME
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.329 billion of notes receivable from EME at June 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.

Midwest Generation Environmental Compliance Plans and Costs
During the second quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $625 million at June 30, 2012. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 56 of EME's annual report on Form 10-K for the year ended December 31, 2011.

Homer City Lease
Homer City is not expected to have sufficient cash flow to meet its obligations, including funding capital improvements and the rent payment due on October 1, 2012. Homer City made the required April 1, 2012 senior rent payment but did not make the April 1, 2012 payment of equity rent. On March 30, 2012, Homer City was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City's liquidity has continued to deteriorate during the first half of 2012. GECC, the beneficial owner of a majority of the owner-lessors, has been funding the construction activities associated with the capital improvements and providing other credit support. Homer City is not expected to have sufficient cash flow to meet its operating expenses without continued support from GECC or to fund other obligations during 2012, including the rent payment due on October 1, 2012. This may require Homer City to suspend plant operations until sufficient working capital is obtained. For further discussion of the Homer City lease, refer to "Management's Overview—Homer City Lease" in Item 7 on page 30 of EME's annual report on Form 10-K for the year ended December 31, 2011 and see "Edison Mission Energy and Subsidiaries Notes to

Consolidated Financial Statements—Note 9. Commitments and Contingencies—Homer City Lease and Environmental Project."
On March 29, 2012, Homer City and GECC entered into an Implementation Agreement (the Agreement) with respect to the Homer City plant. As addressed by the Agreement, an affiliate of the GECC-controlled owner-lessors of the Homer City plant has entered into an engineering, procurement and construction agreement and has executed related agreements for the construction of environmental improvements. GECC has discretion over all decisions related to such construction agreements. Homer City agreed to conduct its business as set forth in the Agreement and to use commercially reasonable efforts to provide assistance to GECC and its affiliates in connection with the construction agreements. The estimated cost of installing SO2 and particulate emissions control equipment for Units 1 and 2 of the Homer City plant is expected to be approximately $700 million to $750 million. On April 2, 2012, Homer City received the permit to construct such improvements from PADEP.
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
Certain divestitures of Homer City's leasehold interest in the plant are subject to consent rights of the holders of the secured lease obligation bonds issued in connection with the original sale-leaseback transaction. GECC is currently engaged in discussions and has reached an agreement in principle on a non-binding restructuring term sheet with certain of the holders of the secured lease obligation bonds regarding amendments to the terms of the 8.137% Senior Secured Bonds due 2019 and the 8.734% Senior Secured Bonds due 2026, each issued by Homer City Funding LLC. Even though an agreement in principle has been reached with certain holders of the secured lease obligation bonds, that agreement may not be approved by the secured lease obligation bondholders as required under the operative documents to effectuate the necessary modifications to the terms of the bonds. If an agreement to modify the terms of the bonds is not approved and consummated, then it is possible that Homer City could become the subject of bankruptcy proceedings.

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

RESULTS OF OPERATIONS

Results of Continuing Operations

Overview
EME operates in one line of business, independent power production. The following table shows the adjusted operating income (loss) (AOI) of EME's projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants	$(97)	$(52)	$(137)	$3
Homer City plant	(48)	(10)	(86)	(26)
Renewable energy projects	15	24	45	45
Energy trading	30	41	49	56
Big 4 projects	9	9	8	11
Sunrise	9	6	9	(1)
Doga	11	26	11	26
Westside projects	(1)	(1)	(3)	(1)
Other projects	4	5	6	9
Other operating income	—	1	—	1
	(68)	49	(98)	123
Corporate administrative and general	(34)	(32)	(67)	(66)
Corporate depreciation and amortization	(5)	(6)	(11)	(12)
AOI[1]	$(107)	$11	$(176)	$45

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

The following table reconciles AOI to operating loss as reflected on EME's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
AOI	$(107)	$11	$(176)	$45
Less:
Equity in income of unconsolidated affiliates	18	17	17	12
Dividend income from projects	11	27	11	28
Production tax credits	17	19	36	37
Other income, net	—	2	—	5
Net income attributable to noncontrolling interests	(5)	—	(7)	—
Operating Loss	$(148)	$(54)	$(233)	$(37)

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$213	$280	$446	$631
Operating Expenses
Fuel	143	107	260	233
Plant operations	120	164	229	282
Plant operating leases	18	18	37	37
Depreciation and amortization	22	29	43	58
Loss on disposal and asset impairments	2	9	4	9
Administrative and general	5	5	10	11
Total operating expenses	310	332	583	630
Operating Income (Loss)	(97)	(52)	(137)	1
Other Income	—	—	—	2
AOI	$(97)	$(52)	$(137)	$3

Statistics[1]
Generation (in GWh)	5,467	5,560	10,806	13,030
Aggregate plant performance
Equivalent availability	77.4%	63.7%	79.2%	75.3%
Capacity factor	48.5%	49.3%	47.9%	58.1%
Load factor	62.7%	77.4%	60.5%	77.2%
Forced outage rate	4.6%	5.0%	4.5%	5.1%
Average realized price/MWh	$32.43	$37.59	$33.02	$37.05
Capacity revenues only (in millions)	$35	$68	$84	$145
Average realized fuel costs/MWh	$24.82	$18.88	$23.68	$17.65

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."
AOI from the Midwest Generation plants decreased $45 million for the second quarter of 2012 compared to the corresponding period of 2011. The second quarter decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices and higher fuel prices, partially offset by lower planned maintenance costs.
AOI from the Midwest Generation plants decreased $140 million for the six months ended June 30, 2012 compared to the corresponding period of 2011. The 2012 decrease in AOI was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized losses of $7 million and $1 million during the second quarters of 2012 and 2011, respectively, and $4 million and $2 million for the six months ended June 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Homer City
The following table presents additional data for the Homer City plant, which is being classified as a non-core earnings item under "Management's Overview—Highlights of Operating Results":

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$82	$136	$182	$251
Operating Expenses
Fuel	67	63	151	115
Plant operations	25	50	44	97
Plant operating leases	22	26	41	51
Depreciation and amortization	—	5	—	10
Loss on disposal and asset impairments	10	—	21	—
Administrative and general	6	2	11	4
Total operating expenses	130	146	268	277
Operating Loss	(48)	(10)	(86)	(26)
AOI	$(48)	$(10)	$(86)	$(26)
Statistics[1]
Generation (in GWh)	2,016	2,226	4,623	4,169
Equivalent availability	78.5%	66.6%	86.0%	63.0%
Capacity factor	49.0%	54.1%	56.2%	50.9%
Load factor	62.4%	81.2%	65.4%	80.9%
Forced outage rate	4.9%	15.3%	4.6%	21.3%
Average realized energy price/MWh	$31.24	$48.98	$31.53	$47.21
Capacity revenues only (in millions)	$18	$24	$36	$48
Average fuel costs/MWh	$33.31	$28.22	$32.61	$27.63

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Coal Plants and Statistical Definitions."
AOI from the Homer City plant decreased $38 million and $60 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The decreases in AOI were primarily attributable to lower energy margins and asset impairment charges in 2012, partially offset by a decline in plant maintenance costs due to outages at Units 1 and 2 during the first quarter of 2011 and due to lower planned overhauls in the second quarter of 2012. Lower energy margins were due to lower average realized energy prices and higher coal and emission allowance costs. Asset impairment charges related to the write-off of leasehold improvements and prepaid rent incurred during the first half of 2012, which did not increase the fair value of EME's leasehold interest, for reasons as described in "Management's Overview", and therefore were fully impaired. In addition, plant operating lease expense and depreciation expense decreased in the first half of 2012 compared to the first half of 2011 as a result of the impairment of leasehold improvements and prepaid rent related to the Homer City lease in the fourth quarter of 2011. The impairment resulted in a new levelized rent schedule.

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

Midwest Generation Plants (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$213	$280	$446	$631
Less:
Unrealized (gains) losses	1	(2)	(3)	(2)
Capacity and other revenues	(36)	(69)	(86)	(146)
Realized revenues	$178	$209	$357	$483
Generation (in GWh)	5,467	5,560	10,806	13,030
Average realized energy price/MWh	$32.43	$37.59	$33.02	$37.05

Homer City Plant (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$82	$136	$182	$251
Less:
Unrealized gains	—	(2)	—	(5)
Capacity and other revenues	(18)	(24)	(36)	(49)
Realized revenues	$64	$110	$146	$197
Generation (in GWh)	2,016	2,226	4,623	4,169
Average realized energy price/MWh	$31.24	$48.98	$31.53	$47.21
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating revenues
Midwest Generation plants	$213	$280	$446	$631
Homer City plant	82	136	182	251
Renewable energy projects	63	59	135	111
Other revenues	48	61	86	93
Consolidated operating revenues as reported	$406	$536	$849	$1,086

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

Midwest Generation Plants (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fuel costs	$143	$107	$260	$233
Add back:
Unrealized losses	(7)	(1)	(4)	(2)
Realized fuel costs	$136	$106	$256	$231
Generation (in GWh)	5,467	5,560	10,806	13,030
Average realized fuel costs/MWh	$24.82	$18.88	$23.68	$17.65
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Fuel costs
Midwest Generation plants	$143	$107	$260	$233
Homer City plant	67	63	151	115
Other	5	4	10	8
Consolidated fuel costs as reported	$215	$174	$421	$356

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

Renewable Energy Projects
The following table presents additional data for EME's renewable energy projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$63	$59	$135	$111
Production Tax Credits	17	19	36	37
	80	78	171	148
Operating Expenses
Plant operations	21	18	40	36
Depreciation and amortization	39	37	78	68
Administrative and general	1	1	3	2
Total operating expenses	61	56	121	106
Equity in income from unconsolidated affiliates	1	1	2	1
Other Income	—	1	—	2
Net Income Attributable to Noncontrolling Interests	(5)	—	(7)	—
AOI[1]	$15	$24	$45	$45
Statistics[2]
Generation (in GWh)[3]	1,551	1,555	3,297	2,940
Aggregate plant performance[3]
Equivalent availability	93.4%	93.3%	93.5%	93.7%
Capacity factor	37.4%	41.0%	39.7%	39.5%

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

[3]
Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 1,343 GWh and 1,336 GWh in the second quarters of 2012 and 2011, respectively, and 2,859 GWh and 2,536 GWh in the six months ended June 30, 2012 and 2011, respectively.

AOI from renewable energy projects decreased $9 million and was unchanged for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The decrease in the second quarter was primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the second quarter of 2011. The year-to-date results benefited from the results of operations from projects that achieved commercial operation after the second quarter of 2011 offset by income allocated to third-party investors in Capistrano Wind Partners. For additional information, see "Edison Mission Energy and

Subsidiaries Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."
The following table reconciles AOI from EME's renewable energy projects to its operating income as included in EME's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
AOI	$15	$24	$45	$45
Less:
Equity in income of unconsolidated affiliates	1	1	2	1
Production tax credits	17	19	36	37
Other income	—	1	—	2
Net income attributable to noncontrolling interests	(5)	—	(7)	—
Operating Income	$2	$3	$14	$5

Energy Trading
AOI from energy trading activities decreased $11 million and $7 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of 2011. The second quarter decrease was mainly due to lower revenues from trading power contracts and congestion. The year-to-date decrease was mainly due to the allocation to Homer City of the benefit from an arrangement that allows EMMT to deliver a portion of Homer City's power into the NYISO.

Adjusted Operating Income from Other Projects
Doga.    EME received a distribution from the Doga project of $11 million in the second quarter of 2012 compared to $26 million in the second quarter of 2011. Distributions in the second quarter of 2011 were higher due to release of funds from restricted cash once project debt obligations were repaid. AOI is recognized when cash is distributed as the Doga project is accounted for on the cost method.
Sunrise Project.    AOI from the Sunrise project increased $3 million and $10 million in the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011 primarily due to higher repairs and maintenance costs for a major overhaul in 2011. The power purchase agreement at the Sunrise project expired on June 30, 2012 and Sunrise will operate as a merchant project unless a new power purchase agreement is executed. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings. For additional information, see "Edison Mission Energy—Market Risk Exposures—Commodity Price Risk."
Seasonality.    EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Interest income	$—	$—	$—	$1
Interest expense, net of capitalized interest
EME debt	(66)	(63)	(133)	(125)
Nonrecourse debt	(18)	(17)	(37)	(35)
	$(84)	$(80)	$(170)	$(160)
EME's interest expense increased $4 million and $10 million for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011. The 2012 increase in interest expense was primarily due to lower capitalized interest and higher debt balances from new project financings. Capitalized interest was $7 million and $6 million for the second quarter of 2012 and 2011, respectively, and $13 million and $16 million for the six months ended June 30, 2012 and 2011, respectively. The 2012 decrease in capitalized interest was due to fewer projects under construction in 2012 compared to 2011.

Income Taxes
EME's effective tax rates were 51% and 68% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates for 2012 and 2011 were impacted by production tax credits and estimated state income tax benefits allocated from Edison International. Production tax credits of $36 million and $37 million were included in income taxes for the six months ended June 30, 2012 and 2011, respectively. Estimated state income tax benefits allocated from Edison International of $5 million and $4 million were recognized for the six months ended June 30, 2012 and 2011, respectively.

New Accounting Guidance
For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
The following table summarizes available liquidity at June 30, 2012:

(in millions)	Cash and Cash Equivalents
EME as a holding company	$549
EME subsidiaries without contractual dividend restrictions
Midwest Generation	177
Other EME subsidiaries	153
EME corporate and Midwest Generation cash and cash equivalents	879
EME subsidiaries with contractual dividend restrictions
Homer City	56
Other EME subsidiaries	74
Total	$1,009
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

Capital Investment Plan
Forecasted capital expenditures through 2014 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	July through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$28	$103	$311
Plant capital	6	47	16
Homer City Plant	23	23	14
Walnut Creek Project	119	44	—
Renewable Energy Projects	88	1	2
Other capital	12	19	15
Total	$276	$237	$358

[1]	For additional information, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."

Midwest Generation Capital Expenditures
Midwest Generation plants' forecasted environmental expenditures include retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Homer City Capital Expenditures
The capital investment plan set forth above does not include environmental capital expenditures to retrofit the Homer City plant because Homer City does not have the funds for retrofits and will be dependent on external funding. Subject to the availability of capital, plant capital expenditures for Homer City are projected to be $23 million for the remaining six months of 2012 and $23 million and $14 million in 2013 and 2014, respectively. See "Management's Overview—Homer City Lease."

Renewable Energy Projects
At June 30, 2012, EME's development pipeline of potential wind projects was approximately 700 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment.

EME's Historical Consolidated Cash Flow
This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2012	2011
Operating cash flow from continuing operations	$(353)	$(92)
Operating cash flow from discontinued operations	(1)	(3)
Net cash used in operating activities	(354)	(95)
Net cash provided by financing activities	300	77
Net cash used in investing activities	(237)	(224)
Net decrease in cash and cash equivalents	$(291)	$(242)

Consolidated Cash Flows from Operating Activities
The decrease in cash provided by operating activities from continuing operations in 2012 as compared to 2011 was primarily attributable to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings. Operating cash flow was also impacted by timing of cash receipts and disbursements related to working capital items.

Consolidated Cash Flows from Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Six Months Ended June 30,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$242	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	99	—
Short-term debt financings
Renewable energy projects	9	32
Debt repayments
Renewable energy projects	(20)	(23)
Other projects	(5)	(5)
Financing costs and others	(25)	(3)
Total cash provided by financing activities	$300	$77

Consolidated Cash Flows from Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Six Months Ended June 30,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$10	$50
Plant capital	6	4
Homer City plant	13	8
Walnut Creek project	103	23
Renewable energy projects	31	128
Other capital expenditures	3	6
Investments in other assets	9	29
Collateral for letter of credit facilities	51	—
Other investing activities	11	(24)
Total cash used in investing activities	$237	$224

Credit Ratings
Credit ratings for EME and EMMT as of June 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
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
Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of June 30, 2012 could increase by approximately $15 million over the remaining life of the contracts using a 95% confidence level.

Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. EME expects that any tax-allocation payments it may make to Edison International during 2012 related to federal taxes will be largely offset by tax-allocation payments made to EME by Edison International and other members of the consolidated group. However, these amounts are dependent upon the course of further developments for subsidiary taxable income which is uncertain and may change materially.

Dividend Restrictions in Major Financings
For a description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 46 of EME's annual report on Form 10-K for the year ended December 31, 2011. Upon the expiration of the Midwest Generation credit facility on June 29, 2012, the debt-to-capitalization ratio as discussed in the Form 10-K is no longer required and Midwest Generation is also no longer contractually restricted in its ability to make distributions to EME. For further information, see "Liquidity and Capital Resources—Available Liquidity." Homer City is restricted from making distributions.

EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At June 30, 2012, the maximum permissible sale or disposition of EME's assets is calculated as follows:

(in millions)
Consolidated Net Tangible Assets
Total consolidated assets	$8,254
Less:
Consolidated current liabilities	925
$7,329
10% Threshold	$733
This limitation does not apply if the proceeds are invested in assets in similar or related lines of business of EME. Furthermore, EME may sell or otherwise dispose of assets in excess of such 10% limitation if the proceeds from such sales or dispositions, which are not reinvested as provided above, are retained as cash or cash equivalents or are used to repay debt.
Subject to the limitations described above and applicable law, EME could, at any time and from time to time, make distributions of cash or assets, or take other actions, which could affect EME's assets held or under development.

Contractual Obligations and Contingencies

Contractual Obligations
Big Sky Turbine Financing
For a discussion of Big Sky Turbine Financing, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Big Sky Turbine Financing."
Coal Transportation Agreements
For a discussion of Midwest Generation's coal transportation agreements, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Coal Transportation Agreements."

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

Derivative Instruments

Unrealized Gains and Losses
EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants
Non-qualifying hedges	$(7)	$2	$(1)	$1
Ineffective portion of cash flow hedges	(1)	(1)	—	(1)
Homer City plant
Non-qualifying hedges	—	2	—	3
Ineffective portion of cash flow hedges	—	—	—	2
Total unrealized gains (losses)	$(8)	$3	$(1)	$5
At June 30, 2012, cumulative unrealized gains of $7 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($6 million for the remainder of 2012 and $1 million for 2013).

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

The following table depicts the average historical market prices for energy per megawatt-hour at the locations indicated for the first six months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Midwest Generation plants
Northern Illinois Hub	$26.70	$34.29
Homer City plant
PJM West Hub	$31.78	$46.03
Homer City Busbar	28.47	41.55

[1]
Energy prices were calculated at the Northern Illinois Hub and Homer City Busbar delivery points and the PJM West Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub and PJM West Hub at June 30, 2012:

	24-Hour Forward Energy Prices[1]
	Northern Illinois Hub	PJM West Hub
2012
July	$33.16	$38.91
August	31.99	36.39
September	24.05	30.12
October	24.09	30.39
November	24.41	31.10
December	27.89	35.57
2013 calendar "strip"[2]	$28.79	$36.24

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub and PJM West Hub delivery points.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first six months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub and PJM West Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the coal plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions at June 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	3,638	$38.24	1,020	$40.42

[1]
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

[2]	Includes hedging transactions primarily at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM, and the Indiana Hub in MISO.

Sunrise Project
Beginning July 1, 2012, EME's 50% owned Sunrise project, which EME accounts for on the equity method, will operate as a merchant generator and sell power at spot prices from its 572 MW facility into the California ISO market, unless a power purchase agreement is obtained. Spot prices are currently expected to be between the price for the NP15 and SP15 trading locations in that market. As a gas-fired merchant generator, Sunrise purchases natural gas based on spot prices and, accordingly, the plant is dispatched in periods when the power prices exceed the cost of fuel and other variable operations and maintenance costs. Historically, Sunrise has operated more during the summer months due to higher demand driven by warm weather.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation and Homer City at June 30, 2012:

			Oversold/(Unsold) Capacity[1] MW		RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW			Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2012 to May 31, 2013
Midwest Generation	5,477		(773)	4,704	4,704	$16.46	—	$—	$16.46
Homer City	1,884		(355)	1,529	1,736	133.37	(207)	8.16	150.35
June 1, 2013 to May 31, 2014
Midwest Generation	4,619	[3]	31	4,650	4,650	27.73	—	—	27.73
Homer City	1,884		(104)	1,780	1,780	226.15	—	—	221.03	[4]
June 1, 2014 to May 31, 2015
Midwest Generation	4,619		6	4,625	4,625	125.99	—	—	125.99
Homer City	1,884		(190)	1,694	1,694	136.50	—	—	136.50
June 1, 2015 to May 31, 2016
Midwest Generation	4,619		(999)	3,620	3,620	136.00	—	—	136.00
Homer City	1,884		(181)	1,703	1,703	167.46	—	—	167.46

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

[3]	Reduction in installed capacity beginning June 1, 2013 is due to the shut down of Fisk and Crawford Stations in September 2012.

[4]	Includes the impact of a 100 MW capacity swap transaction executed prior to the base residual auction at $135 per MW-day.
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

Basis Risk
During the six months ended June 30, 2012 and 2011, day-ahead prices at the Homer City busbar were lower than those at the PJM West Hub by an average of 10%. During the six months ended June 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 7%, lower by 2% and higher by 1%, respectively. During the six months ended June 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 13%, 4% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Homer City and Midwest Generation plants generally arise due to transmission congestion.

Coal Price Risk
The Midwest Generation plants and Homer City plant purchase coal primarily from the Southern PRB of Wyoming and from mines located near the facilities in Pennsylvania, respectively. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2012, for the remainder of 2012 and the following two years:

	Amount of Coal Under Contract in Millions of Equivalent Tons[1]
	July through December 2012	2013	2014
Midwest Generation plants	9.4	10.6	9.8
Homer City plant	2.7	0.8	—

[1]
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent for the Midwest Generation plants and 13,000 Btu equivalents for the Homer City plant.

EME is subject to price risk for purchases of coal that are not under contract. Market prices of NAPP coal are related to the price of coal purchased for the Homer City plant. The market price of NAPP coal based on 13,000 Btu per pound heat content and less than 3.0 pounds of SO2 per MMBtu sulfur content decreased to a price of $64.90 per ton at June 29, 2012, compared to a price of $73.30 per ton at December 30, 2011, as reported by the EIA.
Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $8.50 per ton at June 29, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.
On July 11, 2012, Midwest Generation agreed to sell one million tons of coal scheduled to be delivered in the second half of 2012 in order to better manage coal inventories. This transaction will result in a loss of approximately $6 million, which will be recorded in the third quarter of 2012.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	June 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$122	$—	$122
A-	7	(7)	—
BBB+	13	—	13
BBB	1	—	1
BBB-	1	—	1
Below investment grade	42	(42)	—
Total	$186	$(49)	$137

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

The credit risk exposure set forth in the above table is composed of $85 million of net accounts receivable and payables and $101 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $59 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 66% of EME's consolidated operating revenues for the six months ended June 30, 2012. At June 30, 2012, EME's account receivable due from PJM was $70 million.
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
EME's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of EME's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the second quarter of 2012. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the second quarter of 2012, EME's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
There were no changes in EME's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the risk factors below, refer to "Item 1A. Risk Factors" on page 20 of EME's annual report on Form 10-K for the year ended December 31, 2011 for a discussion of the risks, uncertainties, and other important factors which could materially affect EME's business, financial condition, or future results. The risks described in EME's annual report on Form 10-K and in this report are not the only risks facing EME. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's business, financial condition or future results.
Liquidity Risks
Absent a restructuring of its debt obligations, EME is not expected to have sufficient liquidity to pay existing indebtedness.
At June 30, 2012, EME and its subsidiaries without contractual dividend restrictions had corporate cash and cash equivalents of $879 million, which includes Midwest Generation's cash and cash equivalents of $177 million. EME and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity. At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013, and may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.
A change in control of EME could adversely affect EME’s long-term liquidity.
Bankruptcy proceedings could lead to a change of control of EME which would result in termination of EME's tax-allocation agreement. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	July 31, 2012