Form 10-Q
period 2012-09-30
EDISON MISSION ENERGY
filed 2012-11-01
CIK 930835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of shares outstanding of the registrant's Common Stock as of November 1, 2012: 100 shares (all shares held by an affiliate of the registrant).

i

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
ACI	activated carbon injection
AOI	adjusted operating income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CO2	carbon dioxide
coal plants	Midwest Generation coal plants and Homer City electric generating station
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Homer City MTA	Master Transaction Agreement between EME Homer City Generation L.P. and General Electric Capital Corporation
Illinois EPA	Illinois Environmental Protection Agency
ISO(s)	independent system operator(s)
Lehman	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC

v

MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NAPP	Northern Appalachian
NERC	North American Electric Reliability Corporation
NID	Novel Integrated Desulfurization
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
PADEP	Pennsylvania Department of Environmental Protection
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency
U.S. Treasury grants	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues	$340	$437	$1,007	$1,272
Operating Expenses
Fuel	187	161	458	402
Plant operations	105	115	389	450
Plant operating leases	19	19	56	56
Depreciation and amortization	66	73	202	213
Loss on disposal and asset impairments	1	—	5	8
Administrative and general	33	39	114	124
Professional fees related to potential reorganization	7	—	9	—
Total operating expenses	418	407	1,233	1,253
Operating income (loss)	(78)	30	(226)	19
Other Income (Expense)
Equity in income from unconsolidated affiliates	25	55	42	67
Dividend income	1	1	12	29
Interest income	1	—	1	1
Interest expense	(83)	(81)	(253)	(241)
Other income, net	1	1	1	6
Total other expense	(55)	(24)	(197)	(138)
Income (loss) from continuing operations before income taxes	(133)	6	(423)	(119)
Benefit for income taxes	47	12	204	103
Income (Loss) From Continuing Operations	(86)	18	(219)	(16)
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 13)	(76)	15	(129)	(3)
Net Income (Loss)	(162)	33	(348)	(19)
Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	(5)	1	(12)	1
Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(167)	$34	$(360)	$(18)
Amounts Attributable to Edison Mission Energy Common Shareholder
Income (loss) from continuing operations, net of tax	$(91)	$19	$(231)	$(15)
Income (loss) from discontinued operations, net of tax	(76)	15	(129)	(3)
Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(167)	$34	$(360)	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(162)	$33	$(348)	$(19)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Net gain adjustment, net of tax	—	—	1	—
Amortization of net loss and prior service adjustment included in expense, net of tax	2	1	3	2
Unrealized losses on derivatives qualified as cash flow hedges
Unrealized holding losses arising during the periods, net of income tax benefit of $11 and $19 for the three months and $13 and $24 for the nine months ended September 30, 2012 and 2011, respectively	(16)	(30)	(19)	(38)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $1 and $0 for the three months and $(12) and $(12) for the nine months ended September 30, 2012 and 2011, respectively	1	—	(19)	(17)
Other comprehensive loss, net of tax	(13)	(29)	(34)	(53)
Comprehensive Income (Loss)	(175)	4	(382)	(72)
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(5)	1	(12)	1
Comprehensive Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(180)	$5	$(394)	$(71)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$698	$1,221
Accounts receivable—trade	71	107
Receivables from affiliates	78	4
Inventory	171	169
Derivative assets	39	40
Restricted cash and cash equivalents	116	103
Margin and collateral deposits	79	41
Prepaid expenses and other	63	49
Assets of discontinued operations	61	207
Total current assets	1,376	1,941
Investments in Unconsolidated Affiliates	542	523
Property, Plant and Equipment, less accumulated depreciation of $1,495 and $1,295 at respective dates	4,471	4,472
Other Assets
Deferred financing costs	64	71
Long-term derivative assets	43	62
Restricted deposits	87	22
Rent payments in excess of levelized rent expense under plant operating leases	855	760
Deferred taxes	483	205
Other long-term assets	250	222
Total other assets	1,782	1,342
Assets of Discontinued Operations	—	45
Total Assets	$8,171	$8,323

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts, unaudited)

	September 30, 2012	December 31, 2011
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$44	$78
Payables to affiliates	2	187
Accrued liabilities	105	163
Derivative liabilities	1	1
Interest payable	102	33
Deferred taxes	3	2
Current portion of long-term debt	566	57
Short-term debt	21	—
Liabilities of discontinued operations	61	27
Total current liabilities	905	548
Long-term debt net of current portion	4,480	4,855
Deferred revenues	555	530
Long-term derivative liabilities	125	90
Other long-term liabilities	624	627
Liabilities of Discontinued Operations	—	9
Total Liabilities	6,689	6,659
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,313	1,327
Retained earnings (deficit)	(9)	365
Accumulated other comprehensive loss	(128)	(94)
Total Edison Mission Energy common shareholder's equity	1,240	1,662
Noncontrolling Interests	242	2
Total Equity	1,482	1,664
Total Liabilities and Equity	$8,171	$8,323

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(348)	$(19)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in income from unconsolidated affiliates	(42)	(67)
Distributions from unconsolidated affiliates	15	52
Depreciation and amortization	219	227
Deferred taxes and tax credits	(215)	(143)
Loss on disposal and asset impairments	5	8
Proceeds from U.S. Treasury grants	44	310
Changes in operating assets and liabilities:
(Increase) decrease in margin and collateral deposits	(38)	15
(Increase) decrease in receivables	(38)	252
Increase in inventory	(2)	(17)
Increase in prepaid expenses and other	(16)	(27)
Increase in restricted cash and cash equivalents	(2)	(12)
Increase in rent payments in excess of levelized rent expense	(95)	(96)
(Decrease) increase in payables and other current liabilities	(42)	33
Increase in interest payable	77	72
Decrease in derivative assets and liabilities	(9)	(7)
(Increase) decrease in other operating—assets	(3)	15
Decrease in other operating—liabilities	(45)	(35)
Operating cash flow from continuing operations	(535)	561
Operating cash flow from discontinued operations, net	(5)	(14)
Net cash (used in) provided by operating activities	(540)	547
Cash Flows From Financing Activities
Borrowings on long-term debt	154	168
Payments on debt	(31)	(85)
Borrowings under short-term debt	21	32
Cash contributions from noncontrolling interests	242	—
Cash dividends to noncontrolling interests	(14)	—
Payments to affiliates related to stock-based awards	(14)	(6)
Excess tax benefits related to stock-based exercises	3	1
Financing costs	(7)	(18)
Net cash provided by financing activities from continuing operations	354	92
Cash Flows From Investing Activities
Capital expenditures	(266)	(446)
Proceeds from return of capital and loan repayments and sale of assets	8	15
Proceeds from settlement of insurance claims	1	—
Purchase of interest of acquired companies	—	(3)
Investments in and loans to unconsolidated affiliates	—	(10)
(Increase) decrease in restricted deposits and restricted cash and cash equivalents	(76)	4
Investments in other assets	(9)	(29)
Investing cash flows from continuing operations	(342)	(469)
Investing cash flows from discontinued operations, net	(19)	(10)
Net cash used in investing activities	(361)	(479)
Net (decrease) increase in cash and cash equivalents from continuing operations	(523)	184
Cash and cash equivalents at beginning of period from continuing operations	1,221	947
Cash and cash equivalents at end of period from continuing operations	$698	$1,131

Net decrease in cash and cash equivalents from discontinued operations	$(24)	$(24)
Cash and cash equivalents at beginning of period from discontinued operations	79	128
Cash and cash equivalents at end of period from discontinued operations	$55	$104

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Liquidity and Restructuring Activities
At September 30, 2012, Edison Mission Energy (EME), and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $627 million, which includes Midwest Generation, LLC's (Midwest Generation) cash and cash equivalents of $142 million. At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME has been considering all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be applied otherwise to the payment of obligations.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017, 2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds will likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents.
Bankruptcy proceedings could lead to a change of control of EME, which would, among other things, result in the termination of EME's tax-allocation agreement. At September 30, 2012, EME had recognized $635 million of net tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If realization is unlikely, EME would record a valuation allowance to reduce the carrying value of these assets and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.
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

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Interim Financial Statements
On September 21, 2012, EME Homer City Generation L.P. (Homer City) and Homer City Generation L.P., an affiliate of General Electric Capital Corporation (GECC), entered into a Master Transaction Agreement (Homer City MTA) for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities.
Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in EME's consolidated financial statements. Previously issued financial statements have been restated to reflect discontinued operations reported subsequent to the original issuance date. For further information, see Note 13—Discontinued Operations. Except as indicated, amounts in the notes to the consolidated financial statements relate to continuing operations of EME.
The consolidated statement of cash flows for the nine months ended September 30, 2011 was revised to correct an error in the presentation of vendor financed property, plant and equipment in the amount of $21 million. This correction, to present the amount on a net rather than gross basis, decreased cash flows used in investing activities and cash flows provided by financing activities by this amount, but had no impact on the net change in cash and cash equivalents. Management believes the revision does not have a material impact on the prior year financial statements.
Cash Equivalents
Cash equivalents included money market funds totaling $630 million and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted cash and cash equivalents at September 30, 2012 and December 31, 2011 included $97 million received from a wind project financing that was held in escrow at those dates. At September 30, 2012, restricted deposits included $48 million to support outstanding letters of credit issued under EME's letter of credit facilities and $22 million related to normal banking operations.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$119	$120
Spare parts, materials and supplies	52	49
Total inventory	$171	$169
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

Note 2. Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the nine months ended September 30, 2012:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2011	$64	$1,327	$365	$(94)	$2	$1,664
Net income (loss)	—	—	(360)	—	12	(348)
Other comprehensive loss	—	—	—	(34)	—	(34)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(14)	—	—	(14)
Other stock transactions, net	—	7	—	—	—	7
Contributions from noncontrolling interests[1]	—	—	—	—	242	242
Distributions to noncontrolling interests	—	—	—	—	(14)	(14)
Transfers of assets to Capistrano Wind Partners[2]	—	(21)	—	—	—	(21)
Balance at September 30, 2012	$64	$1,313	$(9)	$(128)	$242	$1,482

[1]
Funds contributed by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

[2]
Additional paid in capital was reduced by $21 million during the nine months ended September 30, 2012 due to a new tax basis in the assets transferred to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

The following table provides the changes in equity for the nine months ended September 30, 2011:

	EME Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance at December 31, 2010	$64	$1,336	$1,448	$(31)	$4	$2,821
Net loss	—	—	(18)	—	(1)	(19)
Other comprehensive loss	—	—	—	(53)	—	(53)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(4)	—	—	(4)
Excess tax benefits related to stock option exercises	—	1	—	—	—	1
Other stock transactions, net	—	3	—	—	—	3
Purchase of noncontrolling interest[1]	—	(14)	—	—	(1)	(15)
Balance at September 30, 2011	$64	$1,326	$1,426	$(84)	$2	$2,734

[1]
During the nine months ended September 30, 2011, EME purchased the remaining interests in Pinnacle Wind Force, LLC, and Broken Bow I, LLC and all assets of the Crofton Bluffs project. All three projects are now 100% owned by EME. The purchases of the noncontrolling interests were accounted for as equity transactions between controlling and noncontrolling interest holders.

Note 3. Variable Interest Entities
Projects or Entities that are Consolidated
At September 30, 2012 and December 31, 2011, EME consolidated 16 and 13 projects, respectively, with a total generating capacity of 861 MW and 570 MW, respectively, that have noncontrolling interests held by others. Projects consolidated at September 30, 2012 increased from the projects consolidated at December 31, 2011, due to the Capistrano Wind equity capital transaction as discussed below. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.
The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	September 30, 2012	December 31, 2011
Current assets	$71	$36
Net property, plant and equipment	1,090	675
Other long-term assets	73	5
Total assets	$1,234	$716
Current liabilities	$40	$28
Long-term debt net of current portion	172	57
Deferred revenues	172	69
Long-term derivative liabilities	23	—
Other long-term liabilities	38	22
Total liabilities	$445	$176
Noncontrolling interests	$242	$2
Assets serving as collateral for the debt obligations had a carrying value of $467 million and $136 million at September 30, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment.
Capistrano Wind Equity Capital
On February 13, 2012, Edison Mission Wind Inc. (Edison Mission Wind) sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I project (61 MW in Wyoming) and the Mountain Wind Power II project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska) for consideration expected to include $140 million from the same outside investors upon the satisfaction of specified conditions, including commencement of commercial operation and conversion of project debt financing to term loans. In March 2012, EME received a distribution of the proceeds from outside investors, which was used for general corporate purposes. Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, Mission Energy Holding Company (MEHC), own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, a note receivable of $107 million from the sale of the project companies, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $238 million contributed by the third-party interests and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at September 30, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction triggered a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.

Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of September 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$630	$—	$—	$—	$630
Derivative contracts
Electricity	$—	$84	$39	$(41)	$82
Natural gas	1	—	—	(1)	—
Fuel oil	2	—	—	(2)	—
Total derivative contracts	3	84	39	(44)	82
Total assets	$633	$84	$39	$(44)	$712
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$8	$8	$(15)	$1
Natural gas	1	—	—	(1)	—
Interest rate contracts	—	125	—	—	125
Total liabilities	$1	$133	$8	$(16)	$126

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,179	$—	$—	$—	$1,179
Derivative contracts
Electricity	$—	$65	$95	$(58)	$102
Natural gas	4	—	—	(4)	—
Fuel oil	4	—	—	(4)	—
Total derivative contracts	8	65	95	(66)	102
Total assets	$1,187	$65	$95	$(66)	$1,281
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$12	$(16)	$1
Interest rate contracts	—	90	—	—	90
Total liabilities	$—	$95	$12	$(16)	$91

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and in restricted cash and cash equivalents on EME's consolidated balance sheets.
The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Fair value of net assets at beginning of period	$41	$84	$83	$91
Total realized/unrealized gains (losses)
Included in earnings[1]	12	(4)	20	14
Included in accumulated other comprehensive income (loss)[2]	(1)	1	1	(2)
Purchases	8	5	27	16
Settlements	(29)	(6)	(49)	(37)
Transfers out of Level 3[3]	—	—	(51)	(2)
Fair value of net assets at end of period	$31	$80	$31	$80
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$(7)	$—	$—	$7

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of other comprehensive loss.

[3]	Transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions near maturity.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011.

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
Level 3 Valuation Process
The process of determining fair value is the responsibility of the risk management department, which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques and uses both standard and proprietary models to determine fair value. Each reporting period, the risk management and key finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities at September 30, 2012:

	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range
	Assets	Liabilities				Weighted Average
Electricity
Congestion contracts	$62	$24	Latest auction pricing	Congestion prices	$(5.39) - $11.87	$0.13
Power contracts	12	19	Discounted cash flows	Power prices	$18.25 - $51.83	$40.68
Netting	(35)	(35)
Total	$39	$8

Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Fair Value of Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,046	$3,420	$4,912	$3,716
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2.The fair value of long-term debt may vary materially under different valuation approaches, including discounted cash flows, depending on underlying assumptions and discount rates.

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
As of September 30, 2012, $21 million and $6 million were outstanding under the construction loans included in short-term debt on EME's consolidated balance sheet, and letters of credit facilities, respectively.
2011 Project Financings
Tapestry Wind
In December 2011, EME, through its subsidiary, Tapestry Wind, LLC, completed a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. A total of $97 million of cash proceeds received from the $214 million 10-year partially amortizing term loan was deposited into an escrow account as of December 31, 2011. On February 22, 2012, a neighbor of the Pinnacle project filed a formal complaint with the West Virginia Public Service Commission regarding, among other things, noise emissions and shadow flicker and requested that the Commission order the project to shut down at night due to alleged noise emissions. This complaint was dismissed on June 1, 2012. On June 27, 2012 and on July 3, 2012, nearly identical complaints were filed with the West Virginia Public Service Commission by two other neighbors and were subsequently dismissed. In addition, on June 25, 2012, each of the three neighbors filed separate civil complaints in the Circuit Court of Mineral County, West Virginia against Pinnacle Wind, LLC, EME, Edison Mission Operations and Maintenance, Inc., and other non-affiliated defendants. The civil complaints allege, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constitute a nuisance and seek compensatory damages, punitive damages and other equitable relief. The complaints have been dismissed without prejudice. The release of the loan proceeds in escrow is subject to final resolution of the complaints or further due diligence from the lenders.

Big Sky Turbine Financing
In October 2009, EME, through its subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer, totaling approximately $206 million for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan has a five-year final maturity, however, specific events, including project performance, may trigger earlier repayment which could occur as early as February 2013. Big Sky is currently involved in a dispute with the lender/turbine manufacturer around whether certain latent defects existing in the turbine equipment would preclude the early repayment provisions. The loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project, but is non-recourse to EME.
Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan as EME does not plan to make an investment in the project and is under no obligation to do so. If these efforts are unsuccessful, the lender may foreclose on the project resulting in a write off of the entire investment in the project. At September 30, 2012, EME's net investment in the Big Sky wind project was $130 million.
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
At September 30, 2012, letters of credit under EME's and its subsidiaries' credit facilities aggregated $154 million. EME had $51 million of cash collateral supporting its letters of credit, which were scheduled to expire as follows: $48 million in 2013 and $3 million in 2014. In addition, EME's subsidiaries' credit facilities aggregated $103 million and were scheduled to expire as follows: $2 million in 2012, $49 million in 2013, $21 million in 2017, $18 million in 2018, and $13 million in 2021. Standby letters of credit include $30 million issued in connection with the power purchase agreement with Southern California Edison Company, an affiliate of EME, under the Walnut Creek credit facility. Certain letters of credit are subject to automatic annual renewal provisions.

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

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging and trading activities:

September 30, 2012
				Hedging Activities			Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges	Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	5,644	58	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—		550
Electricity	Capacity	Purchases, net	GW-Day	—	—		97	[1]
Electricity	Congestion	Purchases, net	GWh	—	241	[3]	281,251	[3]
Natural gas	Forwards/Futures	Sales, net	bcf	—	—		0.4
Fuel oil	Forwards/Futures	Sales, net	barrels	—	—		100,000
Fuel oil	Forwards/Futures	Purchases, net	barrels	—	120,000		—
At September 30, 2012, EME had interest rate contracts with notional values totaling $727 million that converted floating rate LIBOR-based debt to fixed rates ranging from 0.79% to 4.29%. These contracts expire May 2013 through March 2026. In addition, at September 30, 2012, EME had forward starting interest rate contracts with notional values totaling $641 million that will convert floating rate LIBOR-based debt to fixed rates ranging from 0.7825% to 4.0025%. These contracts have effective dates beginning December 2012 through December 2021 and expire December 2013 through December 2029.

December 31, 2011
				Hedging Activities				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	8,320		335	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		—		2,926
Electricity	Capacity	Sales, net	GW-Day	61	[1]	—		—
Electricity	Capacity	Purchases, net	GW-Day	—		—		184	[1]
Electricity	Congestion	Purchases, net	GWh	—		1,261	[3]	230,798	[3]
Natural gas	Forwards/Futures	Sales, net	bcf	—		—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000		—

[1]	EME's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]
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

Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

September 30, 2012
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$14	$2	$16	$9	$1	$10	$6
Interest rate contracts	—	—	—	—	125	125	(125)
Economic hedges	25	1	26	23	1	24	2
Trading activities	321	145	466	265	98	363	103
	360	148	508	297	225	522	(14)
Netting and collateral received[1]	(321)	(105)	(426)	(296)	(100)	(396)	(30)
Total	$39	$43	$82	$1	$125	$126	$(44)

December 31, 2011
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$40	$1	$41	$2	$—	$2	$39
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	24	—	24	20	—	20	4
Trading activities	277	142	419	232	79	311	108
	341	143	484	254	169	423	61
Netting and collateral received[1]	(301)	(81)	(382)	(253)	(79)	(332)	(50)
Total	$40	$62	$102	$1	$90	$91	$11

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Nine Months Ended September 30,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	3	(35)	2	(64)
Reclassification to earnings	(31)	—	(29)	—	Operating revenues
End of period derivative gains (losses)	$7	$(125)	$16	$(80)

[1]
Unrealized derivative gains (losses) are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at September 30, 2012 and 2011 for commodity and interest rate contracts were $7 million and $(79) million, and $10 million and $(49) million, respectively.

For additional information, see Note 11—Accumulated Other Comprehensive Loss.
EME recorded gains (losses) of $(2) million and $2 million during the three months ended September 30, 2012 and 2011, respectively, and gains of none and $2 million during the nine months ended September 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Income Statement Location	2012	2011	2012	2011
Economic hedges	Operating revenues	$8	$(3)	$25	$5
	Fuel	3	(3)	2	1
Trading activities	Operating revenues	22	11	72	68
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
EME’s approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of its financial position, EME has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EME will continue to be able to utilize clearing brokers. If EME becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.
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

(in millions)	September 30, 2012	December 31, 2011
Collateral provided to counterparties
Offset against derivative liabilities	$10	$2
Reflected in margin and collateral deposits	79	41
Collateral received from counterparties
Offset against derivative assets	39	53

Note 7. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Income (loss) from continuing operations before income taxes	$(133)	$6	$(423)	$(119)
Provision (benefit) for income taxes at federal statutory rate of 35%	$(47)	$2	$(148)	$(41)
Increase (decrease) in income tax from
State tax - net of federal benefit	14	(2)	(4)	(9)
Production tax credits, net	(12)	(11)	(48)	(47)
Taxes on income allocated to noncontrolling interests	(1)	—	(5)	(1)
Other	(1)	(1)	1	(5)
Total benefit for income taxes from continuing operations	$(47)	$(12)	$(204)	$(103)
Effective tax rate	35%	*	48%	87%

*	Not meaningful.
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The EME-related proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $198 million, including interest and penalties through September 30, 2012 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). Edison International disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the Internal Revenue Service. If a deficiency notice is issued on this item, it would require payment of the tax, interest and any penalties within 90 days of its issuance or a filing of a petition in United States Tax Court.
State Tax Disclosure
Estimated state income tax benefits allocated from Edison International of $7 million and $5 million were recognized for the nine months ended September 30, 2012 and 2011, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1 billion. Such tax deductions were included in Edison International's 2011 consolidated tax returns.
Deferred Taxes
At September 30, 2012, EME had recognized $1,026 million of income tax benefits related to federal tax credit carryforwards, federal net operating loss carryforwards and state net operating loss carryforwards, including the federal and state tax deductions related to the change in tax classification at Homer City. In addition, EME had recognized $155 million of tax benefits, the majority of which relates to the reallocation of income taxes under the tax-allocation agreement resulting from Edison International's carryback of 2011 net operating losses. Under the tax-allocation agreement, EME will receive cash for these recognized tax benefits when they are utilized in future periods in a manner similar to a net operating loss carryforward. For further information, see Note 1—Summary of Significant Accounting Policies—Liquidity and Restructuring Activities.

Intercompany Tax-Allocation Agreement
In September 2012, EME made a tax-allocation payment to Edison International of approximately $185 million related to the displacement, under the tax-allocation agreement, of tax benefits previously received for 2009 federal income taxes. The amounts displaced are included in other long-term assets on EME's consolidated balance sheets. EME expects to receive federal and state tax-allocation payments from Edison International during the next six months of approximately $160 million related to 2012 income taxes. The timing of the receipt of or payment of funds due under the tax-allocation agreement is dependent on future taxable income of Edison International. Estimates of future taxable income are uncertain and changes in estimates may have a material impact on the consolidated financial statements.

Note 8. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other than Pensions
Pension Plans
During the nine months ended September 30, 2012, EME made contributions of $19 million, and during the remainder of 2012, expects to make $4 million of additional contributions.
The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$5	$4	$14	$13
Interest cost	3	4	10	11
Expected return on plan assets	(3)	(3)	(10)	(9)
Net amortization	2	—	5	2
Total expense	$7	$5	$19	$17
Postretirement Benefits Other Than Pensions
During the nine months ended September 30, 2012, EME made contributions of $3 million, and during the remainder of 2012, expects to make no additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$—	$—	$2	$2
Interest cost	2	2	5	5
Net amortization	—	1	1	1
Total expense	$2	$3	$8	$8
Homer City Benefit Obligations
Under the Homer City MTA, Homer City will retain the postretirement benefits other than pensions (PBOP) and pensions of Homer City for periods prior to the closing of the transaction. Homer City will contribute approximately $32 million to voluntary employee beneficiary association trusts to fund the PBOP obligation prior to the closing of the Homer City MTA. These funds will be used exclusively to provide medical and other welfare benefits due to Homer City employees and cannot revert to Homer City or EME-related successor companies in future periods.
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

Note 9. Commitments and Contingencies
Coal Transportation Agreements
At September 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.3 billion, which consists of: $118 million for the remainder of 2012, $292 million for 2013, $286 million for 2014, $260 million for 2015, $260 million for 2016, and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shutdown of the Fisk and Crawford Stations.
Capital Commitments
At September 30, 2012, EME's subsidiaries had firm commitments to spend approximately $92 million during the remainder of 2012, $44 million for 2013, and $17 million for 2015 for capital expenditures. These expenditures primarily relate to the Walnut Creek project, construction of wind projects and capital expenditures at the Midwest Generation plants.
Homer City Lease
Homer City received a forbearance of the $47 million senior rent payment due October 1, 2012. Homer City made the required April 1, 2012 senior rent payment of $48 million but did not make the April 1, 2012 payment of equity rent of $65 million and was granted a waiver by the owner-lessors of any rent default event with respect to the payment of the equity rent for all purposes other than restrictions on distributions from Homer City, including repayment of its intercompany loan, and the $48 million senior rent reserve letter of credit remains in place. Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. For further discussion, see Note 13—Discontinued Operations.
Guarantees and Indemnities
EME and certain of its subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Commonwealth Edison has also advised EME that it believes it is entitled to indemnification for costs and expenses incurred in connection with the information requests discussed below under "—Contingencies—Environmental Remediation." Except as discussed below, EME has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-

year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2013. There were approximately 230 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2012. Midwest Generation had recorded a liability of $53 million at September 30, 2012 related to this contractual indemnity.
Indemnities Related to the Homer City Plant
In connection with the original acquisition of the Homer City plant, Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this obligation of Homer City. Also, in connection with the sale-leaseback transaction related to the Homer City plant, Homer City agreed to indemnify the owner-lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnity provisions, they are not subject to a maximum potential liability and do not have expiration dates. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation."
Indemnities Provided under Asset Sale and Sale-Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At September 30, 2012, EME had recorded a liability of $20 million related to these matters.
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
Upon closing of the Homer City MTA, the tax indemnity agreements between EME, Homer City and GECC will be terminated and GECC will release EME and Homer City from its obligations thereunder. Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of an affiliate of GECC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. For further discussion, see Note 13—Discontinued Operations.
Other Guarantees and Indemnities
EME guarantees Midwest Generation's payments under the Powerton and Joliet sale-leaseback agreements. A default by Midwest Generation in meeting its obligations under those agreements could have an adverse impact on EME.
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
Contingencies
In addition to the matters disclosed in these notes, EME is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. EME believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
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
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.
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
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, EME accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at September 30, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME also has identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
In September 2012, Midwest Generation received a request for information under Section 104(e) of CERCLA regarding environmental sampling and investigation performed at its Fisk and Crawford sites. In October 2012, Midwest Generation responded to the request.

Note 10. Environmental Developments
Cross-State Air Pollution Rule
In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule (CSAPR) and directed the US EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement. In October 2012, the US EPA filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." In August 2012, states and industry groups challenging the rule filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against EME's parent company, Edison International, and other defendants, by the Alaskan Native Village of Kivalina. In October 2012, the plaintiffs requested a rehearing by a larger panel of Ninth Circuit judges.

Note 11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, including discontinued operations, consisted of the following:

(in millions)	Unrealized Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(34)	$(60)	$(94)
Current period change	(38)	4	(34)
Balance at September 30, 2012	$(72)	$(56)	$(128)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.
Included in accumulated other comprehensive loss at September 30, 2012 was $7 million, net of tax, of unrealized gains on commodity-based cash flow hedges, and $79 million, net of tax, of unrealized losses related to interest rate hedges. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2013.
Unrealized gains on commodity hedges consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices in these markets are lower than the contract prices. Approximately $3 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information
Supplemental cash flows information, including discontinued operations, consisted of the following:

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash paid (received)
Interest (net of amount capitalized)[1]	$156	$145
Income taxes	168	(181)
Cash payments under plant operating leases	199	264
Details of assets acquired
Fair value of assets acquired	$—	$1
Liabilities assumed	—	—
Net assets acquired	$—	$1
Non-cash activities from vendor financing	$8	$21

[1]
Interest paid for the nine months ended September 30, 2012 and 2011 was $178 million and $165 million, respectively. Interest capitalized for the nine months ended September 30, 2012 and 2011 was $22 million and $20 million, respectively.

Accrued capital expenditures at September 30, 2012 and 2011 were $17 million and $31 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 13. Discontinued Operations
On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings.
EME recorded an impairment charge of $1,032 million related to Homer City's long-lived assets during the fourth quarter of 2011. Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in EME's consolidated financial statements. EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012.

Summarized results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Total operating revenues	$121	$159	$303	$409
Total operating expenses	(138)	(134)	(385)	(409)
Asset impairment and other charges	(113)	—	(134)	—
Other income (expense)	5	2	7	(1)
Income (loss) before income taxes	(125)	27	(209)	(1)
Provision (benefit) for income taxes	(49)	12	(80)	2
Income (loss) from operations of discontinued operations	$(76)	$15	$(129)	$(3)
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at September 30, 2012 and December 31, 2011. The carrying amount of the major components of asset and liability of discontinued operations are as follows:

(in millions)	9/30/2012	12/31/2011
Cash and cash equivalents	$55	$79
Other current assets	114	128
Carrying value adjustment	(108)	—
Total current assets	61	207
Other long-term assets	—	45
Assets of discontinued operations	61	252
Total current liabilities	61	27
Other long-term liabilities	—	9
Liabilities of discontinued operations	$61	$36

Note 14. Restructuring Activities
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds. EME incurred costs of $7 million and $9 million for the three and nine months ended September 30, 2012, respectively, related to these activities.
During the third quarter of 2012, the Fisk and Crawford Stations at the Midwest Generation plants ceased operations. Midwest Generation expects the decommissioning and permanent retirement of the units to occur during the fourth quarter of 2012. During the second quarter of 2012, EME recorded a charge of $9 million (pre-tax) related to severance and other employee benefits due to the approximately 200 employees affected by the planned shutdowns. The charge was included in administrative and general expense on EME's consolidated statements of operations.
In connection with the shutdown of these stations, EME expects a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At September 30, 2012, the tax basis of the Fisk and Crawford Stations was $56 million and $76 million, respectively. For further information regarding the tax benefits, see Note 1—Summary of Significant Accounting Policies—Liquidity and Restructuring Activities.

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect EME's cost and manner of doing business, including compliance with the CPS, CAIR and the MATS rule;

•
the completion of the transactions for the divestiture of Homer City's leasehold interest and related assets and liabilities pursuant to the terms of the Homer City MTA , and the timing and structure of such transactions;

•	the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which EME and its subsidiaries operate;

•	the ability of counterparties to pay amounts owed to EME in excess of collateral provided in support of their obligations;

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of EME since December 31, 2011, and as compared to the third quarter ended September 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW

Highlights of Operating Results
Net income (loss) attributable to EME common shareholder is composed of the following components:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Net income (loss) attributable to EME common shareholder	$(167)	$34	$(201)	$(360)	$(18)	$(342)
Less: Non-core item - net of tax
Income (loss) from discontinued operations	(76)	15	(91)	(129)	(3)	(126)
Core Earnings (Losses)	$(91)	$19	$(110)	$(231)	$(15)	$(216)
EME's earnings (losses) are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with analysts and investors regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as net income (loss) attributable to EME's shareholder excluding income (losses) from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, sale of assets, early debt extinguishment costs, other activities that are no longer continuing, asset impairments, and certain tax, regulatory or legal proceedings. On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in EME's consolidated financial statements. EME's non-core results for the third quarter and nine months ended September 30, 2012 reflect a pre-tax charge of $113 million ($68 million after tax) associated with this transaction.
EME's operating loss increased significantly in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices at the Midwest Generation plants. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.
EME had a core loss in the third quarter of 2012 compared to core earnings in the third quarter of 2011 primarily due to the following pre-tax items:

•
$117 million decrease in Midwest Generation results primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation.

•	$29 million decrease in the Sunrise project results due to the transition off of a long-term power purchase agreement to merchant operations.

•
$7 million increase in renewable energy losses primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011.

The third quarter core loss was partially offset by the following pre-tax item:

•	$10 million increase in energy trading due to higher revenues from trading power and MISO congestion contracts.
EME's core loss for the nine months ended September 30, 2012 increased compared to the nine months ended September 30, 2011 primarily due to the following pre-tax items:

•
$257 million decrease in Midwest Generation results primarily due to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation.

•	$19 million decrease in the Sunrise project results due to the transition off of a long-term power purchase agreement to merchant operations.

•	$15 million lower income from distributions received from the Doga project.

•	$12 million increase in interest expense primarily due to new project financings.

•
$7 million decrease in renewable energy income attributable to income allocated to Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011.

EME Liquidity and Restructuring Activities
At September 30, 2012, EME, and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $627 million, which includes Midwest Generation's cash and cash equivalents of $142 million. At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME has been considering all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be applied otherwise to the payment of obligations.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017, 2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds will likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents.
Bankruptcy proceedings could lead to a change of control of EME, which would, among other things, result in the termination of EME's tax-allocation agreement. At September 30, 2012, EME had recognized $635 million of net tax benefits based on continued ownership by Edison International and inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries. If realization is unlikely, EME would record a valuation allowance to reduce the carrying value of these assets and record a material charge against earnings. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.
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

Midwest Generation's Dependence on EME
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.323 billion of notes receivable from EME at September 30, 2012, with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.

Midwest Generation Environmental Compliance Plans and Costs
During the third quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $619 million at September 30, 2012. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. During the third quarter of 2012, the Pollution Control Board granted Midwest Generation's request to extend Waukegan Unit 7's unit specific retrofit requirements from December 31, 2013 to

December 31, 2014. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 56 of EME's annual report on Form 10-K for the year ended December 31, 2011.

Homer City Lease
On September 21, 2012, Homer City and an affiliate of GECC entered into the Homer City MTA for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale-leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. Homer City Funding, LLC is an affiliate of GECC and not related to Homer City or any other EME affiliate. In addition, Homer City received a forbearance of the $47 million senior rent payment that had been due October 1, 2012 and was granted a waiver of the $65 million equity rent payment that had been due April 1, 2012.
Completion of the Homer City MTA is subject to the satisfaction of a number of closing conditions, including the successful restructuring and reorganization of Homer City Funding, LLC and receipt of the regulatory approvals required for the transfer of the Homer City plant to GECC. If an agreement to modify the terms of the bonds is not approved and consummated or if other closing conditions of the Homer City MTA are not met, Homer City may become the subject of bankruptcy proceedings.
Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012.
For further discussion, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Interim Financial Statements," "—Note 8. Compensation and Benefit Plans," and "—Note 13. Discontinued Operations."

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

RESULTS OF OPERATIONS

Results of Continuing Operations

Overview
EME operates in one line of business, independent power production. The following table shows the adjusted operating income (loss) (AOI) of EME's projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants	$(48)	$69	$(185)	$72
Renewable energy projects	(9)	(2)	36	43
Energy trading	21	11	70	67
Big 4 projects	25	26	33	37
Sunrise	—	29	9	28
Doga	—	—	11	26
Westside projects	2	1	(1)	—
Other projects	1	1	7	10
Other operating income	—	—	—	1
	(8)	135	(20)	284
Corporate administrative and general	(33)	(31)	(100)	(97)
Corporate depreciation and amortization	(5)	(6)	(16)	(18)
AOI[1]	$(46)	$98	$(136)	$169

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

The following table reconciles AOI to operating income (loss) as reflected on EME's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
AOI	$(46)	$98	$(136)	$169
Less:
Equity in income of unconsolidated affiliates	25	55	42	67
Dividend income from projects	1	1	12	29
Production tax credits	12	10	48	47
Other income (loss), net	(1)	1	—	6
Net (income) loss attributable to noncontrolling interests	(5)	1	(12)	1
Operating Income (Loss)	$(78)	$30	$(226)	$19

Adjusted Operating Income from Consolidated Operations

Midwest Generation Plants
The following table presents additional data for the Midwest Generation plants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$253	$366	$699	$997
Operating Expenses
Fuel	183	157	443	390
Plant operations	73	86	302	368
Plant operating leases	19	19	56	56
Depreciation and amortization	22	29	65	87
Loss on disposal and asset impairments	—	—	4	9
Administrative and general	4	6	14	17
Total operating expenses	301	297	884	927
Operating Income (Loss)	(48)	69	(185)	70
Other Income	—	—	—	2
AOI	$(48)	$69	$(185)	$72

Statistics[1]
Generation (in GWh)	6,653	7,957	17,459	20,987
Aggregate plant performance
Equivalent availability	92.5%	89.4%	83.5%	80.0%
Capacity factor	62.2%	69.8%	52.5%	62.0%
Load factor	67.2%	78.1%	62.9%	77.5%
Forced outage rate	5.4%	7.2%	4.8%	5.9%
Average realized price/MWh	$37.20	$40.05	$34.61	$38.19
Capacity revenues only (in millions)	$6	$50	$90	$195
Average realized fuel costs/MWh	$26.34	$19.43	$24.69	$18.32

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures—Midwest Generation Coal Plants and Statistical Definitions."
AOI from the Midwest Generation plants decreased $117 million for the third quarter of 2012 and $257 million for the nine months ended September 30, 2012 compared to the corresponding periods of 2011. The decreases in AOI were primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized gains (losses) of $2 million and $(4) million during the third quarters of 2012 and 2011, respectively, and $(2) million and $(6) million for the nine months ended September 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs.

Reconciliation of Non-GAAP Disclosures—Midwest Generation Coal Plants and Statistical Definitions

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

Midwest Generation Plants (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$253	$366	$699	$997
Less:
Unrealized losses	5	3	2	1
Capacity and other revenues	(11)	(51)	(97)	(197)
Realized revenues	$247	$318	$604	$801
Generation (in GWh)	6,653	7,957	17,459	20,987
Average realized energy price/MWh	$37.20	$40.05	$34.61	$38.19
The average realized energy price is presented as an aid in understanding the operating results of the Midwest Generation coal plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. This measure may not be comparable to those of other companies. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices. A reconciliation of the operating revenues of the Midwest Generation coal plants presented in the preceding table and renewable energy projects presented in "—Renewable Energy Projects" to consolidated operating revenues is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Operating revenues
Midwest Generation plants	$253	$366	$699	$997
Renewable energy projects	47	44	182	155
Other revenues	40	27	126	120
Consolidated operating revenues as reported	$340	$437	$1,007	$1,272

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) and the cost of coal sales by (ii) generation as shown in the table below:

Midwest Generation Plants (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fuel costs	$183	$157	$443	$390
Adjusted for:
Unrealized gains (losses)	2	(4)	(2)	(6)
Cost of coal sales [1]	(10)	—	(10)	—
Realized fuel costs	$175	$153	$431	$384
Generation (in GWh)	6,653	7,957	17,459	20,987
Average realized fuel costs/MWh	$26.34	$19.43	$24.69	$18.32

[1]	During the three months ended September 30, 2012, Midwest Generation sold one million tons of coal resulting in a $6 million loss.
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel costs. This measure may not be comparable to those of other companies. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons. A reconciliation of the fuel costs of the Midwest Generation coal plants to consolidated fuel costs is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Fuel costs
Midwest Generation plants	$183	$157	$443	$390
Other	4	4	15	12
Consolidated fuel costs as reported	$187	$161	$458	$402

Statistical Definitions

•
Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The Midwest Generation coal plants are not available during periods of planned and unplanned maintenance. The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

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

Seasonality—Midwest Generation Coal Plants
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

Renewable Energy Projects
The following table presents additional data for EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues	$47	$44	$182	$155
Production Tax Credits	12	10	48	47
	59	54	230	202
Operating Expenses
Plant operations	23	20	63	56
Depreciation and amortization	38	35	116	103
Administrative and general	—	1	3	3
Total operating expenses	61	56	182	162
Equity in income from unconsolidated affiliates	(2)	(1)	—	—
Other Income	—	—	—	2
Net Income Attributable to Noncontrolling Interests	(5)	1	(12)	1
AOI[1]	$(9)	$(2)	$36	$43
Statistics[2]
Generation (in GWh)[3]	1,049	953	4,346	3,893
Aggregate plant performance[3]
Equivalent availability	93.8%	93.1%	93.6%	91.6%
Capacity factor	24.7%	23.6%	34.6%	33.9%

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

[3]
Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 902 GWh and 819 GWh in the third quarters of 2012 and 2011, respectively, and 3,761 GWh and 3,356 GWh in the nine months ended September 30, 2012 and 2011, respectively.

AOI from renewable energy projects decreased $7 million for both the three and nine months ended September 30, 2012 as compared to the corresponding periods of 2011. The decrease was primarily attributable to income allocated to third-party investors in Capistrano Wind Partners, partially offset by results of operations from projects that achieved commercial operations after the third quarter of 2011. For additional information, see "Edison Mission Energy and Subsidiaries Notes to

Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital."
The following table reconciles AOI from EME's renewable energy projects to its operating income (loss) as included in EME's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
AOI	$(9)	$(2)	$36	$43
Less:
Equity in income of unconsolidated affiliates	(2)	(1)	—	—
Production tax credits	12	10	48	47
Other income	—	—	—	2
Net income (loss) attributable to noncontrolling interests	(5)	1	(12)	1
Operating Income (Loss)	$(14)	$(12)	$—	$(7)

Energy Trading
AOI from energy trading activities increased $10 million for the three months ended September 30, 2012 as compared to the corresponding period of 2011. The increase was mainly due to higher revenues from trading power and MISO congestion contracts.

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
Sunrise Project.    AOI from the Sunrise project decreased $29 million and $19 million in the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. The decreases in AOI were due to the transition off of a long-term power purchase agreement to merchant operations. Sunrise will continue to operate as a merchant project unless a new power purchase agreement is executed. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings. For additional information, see "Market Risk Exposures—Commodity Price Risk."
Seasonality.    EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Interest income	$1	$—	$1	$1
Interest expense, net of capitalized interest
EME debt	(65)	(66)	(198)	(191)
Nonrecourse debt	(18)	(15)	(55)	(50)
	$(83)	$(81)	$(253)	$(241)
EME's interest expense increased $2 million and $12 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. The 2012 increase in interest expense was primarily due to higher debt balances from new project financings partially offset by higher capitalized interest. Capitalized interest was

$9 million and $4 million for the third quarter of 2012 and 2011, respectively, and $22 million and $20 million for the nine months ended September 30, 2012 and 2011, respectively. The 2012 increase in capitalized interest was due to the Walnut Creek project construction.

Income Taxes
EME's effective tax rates were 48% and 87% for the nine months ended September 30, 2012 and 2011, respectively. EME's effective tax rates for 2012 and 2011 differ from the federal statutory rate of 35% due to production tax credits, estimated state income tax benefits allocated from Edison International, and taxes on income allocated to noncontrolling interests. Production tax credits of $48 million and $47 million were included in income taxes for the nine months ended September 30, 2012 and 2011, respectively. Estimated state income tax benefits allocated from Edison International of $7 million and $5 million were recognized for the nine months ended September 30, 2012 and 2011, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.

Results of Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(76) million and $15 million for the third quarters ended September 30, 2012 and 2011, respectively and $(129) million and $(3) million for the nine months ended September 30, 2012 and 2011, respectively. Discontinued operations primarily reflects the results of Homer City. The decreases in earnings reflect a pre-tax charge of $113 million ($68 million after tax) recorded in the third quarter of 2012 associated with the planned divestiture of Homer City. In addition, Homer City's earnings were impacted by lower average realized energy prices and higher coal and emission allowance costs, partially offset by lower plant maintenance costs, as compared to the corresponding periods of 2011. For additional information, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 13. Discontinued Operations."

New Accounting Guidance
For a discussion of new accounting guidance affecting EME, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
The following table summarizes available liquidity at September 30, 2012:

(in millions)	Cash and Cash Equivalents
EME as a holding company	$325
EME subsidiaries without contractual dividend restrictions
Midwest Generation	142
Other EME subsidiaries	160
EME corporate and Midwest Generation cash and cash equivalents	627
EME subsidiaries with contractual dividend restrictions	71
Total	$698
See "Management's Overview" for a discussion of EME's liquidity.
EME’s approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of its financial position, EME has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EME will continue to be able to utilize clearing brokers. If EME becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.
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

Capital Investment Plan
Forecasted capital expenditures through 2014 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	October through December 2012	2013	2014
Midwest Generation Plants
Environmental[1]	$12	$112	$311
Plant capital	1	50	16
Walnut Creek Project	62	63	—
Renewable Energy Projects	50	1	2
Other capital	6	19	15
Total	$131	$245	$344

[1]	For additional information, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."

Midwest Generation Capital Expenditures
Midwest Generation plants' forecasted environmental expenditures are based on retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Midwest Generation Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Renewable Energy Projects
At September 30, 2012, EME's development pipeline of potential wind projects was approximately 700 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment.

EME's Historical Consolidated Cash Flow
This section discusses EME's consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2012	2011
Operating cash flows from continuing operations	$(535)	$561
Operating cash flows from discontinued operations	(5)	(14)
Net cash (used in) provided by operating activities	(540)	547
Net cash provided by financing activities	354	92
Investing cash flows from continuing operations	(342)	(469)
Investing cash flows from discontinued operations	(19)	(10)
Net cash used in investing activities	(361)	(479)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(523)	$184
Net decrease in cash and cash equivalents from discontinued operations	$(24)	$(24)

Consolidated Cash Flows from Operating Activities
The decrease in cash provided by operating activities from continuing operations in 2012 as compared to 2011 was primarily attributable to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings. The decrease was also attributable to tax-allocation payments made, net of receipts, of $168 million in 2012 compared to tax-allocation payments received, net of payments made, of $182 million in 2011. Operating cash flow was also impacted by timing of cash receipts and disbursements related to working capital items.

Consolidated Cash Flows from Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash contributions from noncontrolling interests	$242	$—
Long-term debt financings
Renewable energy projects	—	76
Walnut Creek project	154	92
Short-term debt financings
Renewable energy projects	21	32
Debt repayments
Renewable energy projects	(23)	(78)
Other projects	(8)	(7)
Financing costs and others	(32)	(23)
Total cash provided by financing activities	$354	$92

Consolidated Cash Flows from Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Nine Months Ended September 30,
(in millions)	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$17	$71
Plant capital	7	6
Homer City plant
Environmental	8	—
Plant capital	11	10
Walnut Creek project	159	166
Renewable energy projects	78	195
Other capital expenditures	5	8
Investments in other assets	9	29
Collateral for letter of credit facilities	51	—
Other investing activities	16	(6)
Total cash used in investing activities	$361	$479

Credit Ratings
Credit ratings for EME and EMMT as of September 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Ca	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
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
Future cash collateral requirements may be higher than the margin and collateral requirements at September 30, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2012 could increase by approximately $26 million over the remaining life of the contracts using a 95% confidence level.

Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of Edison International and is eligible to participate in tax-allocation payments with other subsidiaries of Edison International in circumstances where domestic tax losses are incurred. The right of EME to receive and the amount of and timing of tax-allocation payments are dependent on the inclusion of EME in the consolidated income tax returns of Edison International and its subsidiaries and other factors, including the consolidated taxable income of Edison International and its subsidiaries, the amount of net operating losses and other tax items of EME, its subsidiaries, and other subsidiaries of Edison International and specific procedures regarding allocation of state taxes. EME receives tax-allocation payments for tax losses when and to the extent that the consolidated Edison International group generates sufficient taxable income in order to be able to utilize EME's consolidated tax losses in the consolidated income tax returns for Edison International and its subsidiaries. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. Tax-allocation receipts and payments may also be affected by redetermination of utilization of net operating losses resulting from carryback of net operating losses on a consolidated basis or settlement of tax liabilities for prior periods. In September 2012, EME made a tax-allocation payment to Edison International of approximately $185 million related to the displacement, under the tax-allocation agreement, of tax benefits previously received for 2009 federal income taxes. EME expects to receive federal and state tax-allocation payments from Edison International during the next six months of approximately $160 million related to 2012 income taxes. The timing of the receipt of or payment of funds due under the tax-allocation agreement is dependent on future taxable income of Edison International. Estimates of future taxable income are uncertain and changes in estimates may have a material impact on the consolidated financial statements.

Dividend Restrictions in Major Financings
For a description of the covenants binding EME's principal subsidiaries that may restrict the ability of those entities to make distributions to EME directly or indirectly through the other holding companies owned by EME, refer to "Dividend Restrictions in Major Financings" in Item 7 on page 46 of EME's annual report on Form 10-K for the year ended December 31, 2011. Upon the expiration of the Midwest Generation credit facility on June 29, 2012, the debt-to-capitalization ratio as discussed in the Form 10-K is no longer required and Midwest Generation is also no longer contractually restricted in its ability to make distributions to EME. For further information, see "—Available Liquidity." Homer City is restricted from making distributions.

EME's Senior Notes and Guaranty of Powerton-Joliet Leases
EME is restricted under applicable agreements from selling or disposing of assets, which includes distributions, if the aggregate net book value of all such sales and dispositions during the most recent 12-month period would exceed 10% of consolidated net tangible assets as defined in such agreements computed as of the end of the most recent fiscal quarter preceding the sale or disposition in question. At September 30, 2012, the maximum permissible sale or disposition of EME's assets is calculated as follows:

(in millions)
Consolidated Net Tangible Assets
Total consolidated assets	$8,171
Less:
Consolidated current liabilities	905
$7,266
10% Threshold	$727
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
Capital Commitments
For a discussion of capital commitments, see "Edison Mission Energy and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Capital Commitments."

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

Derivative Instruments

Unrealized Gains and Losses
EME classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Midwest Generation plants
Non-qualifying hedges	$(1)	$(8)	$(2)	$(7)
Ineffective portion of cash flow hedges	(2)	1	(2)	—
Total unrealized gains (losses)	$(3)	$(7)	$(4)	$(7)
At September 30, 2012, cumulative unrealized gains of $3 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2012 and $1 million for 2013).

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
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub related to the Midwest Generation plants for the first nine months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Northern Illinois Hub	$28.56	$35.30

[1]	Energy prices were calculated at the Northern Illinois Hub using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2012:

24-Hour Forward Energy Prices[1]
Northern Illinois Hub
2012
October	$27.35
November	27.17
December	30.22
2013 calendar "strip"[2]	$30.60
2014 calendar "strip"[2]	$31.31

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first nine months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the coal plants to hedge the risk of future change in the price of electricity. The following table summarizes the hedge positions at September 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012		2013
	MWh (in thousands)	Average price/ MWh[1]	MWh (in thousands)	Average price/ MWh[1]
Midwest Generation plants[2]	2,028	$37.53	3,615	$36.55

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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2012:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]		Aggregate Average Price per MW-day
	MW	Price per MW-day	MW	Average Price per MW-day
October 1, 2012 to May 31, 2013	4,704	$16.46	(450)	$15.67	$16.54
June 1, 2013 to May 31, 2014	4,650	27.73	(2,430)	7.01	50.40
June 1, 2014 to May 31, 2015	4,625	125.99	(700)	5.54	147.47
June 1, 2015 to May 31, 2016	3,620	136.00	—	—	136.00

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

The RPM auction capacity prices for the delivery period of October 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 per MW-day and $27.73 per MW-day were substantially lower than capacity prices in other areas.
Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Basis Risk
During the nine months ended September 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 6%, lower by 1% and higher by 1%, respectively. During the nine months ended September 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub and Indiana Hub (Cinergy Hub) by an average of 12% and 2%, respectively. Differences in day-ahead pricing between the individual busbars of the Midwest Generation plants generally arise due to transmission congestion.

Coal Price Risk
The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2012, for the remainder of 2012 and the following two years:

	October through December 2012	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	4.9	11.1	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $9.20 per ton at September 28, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.
On July 11, 2012, Midwest Generation agreed to sell one million tons of coal scheduled to be delivered in the second half of 2012 in order to better manage coal inventories. This transaction resulted in a loss of approximately $6 million recorded in the third quarter of 2012.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	September 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$91	$—	$91
A-	8	(8)	—
BBB+	4	—	4
BBB	—	—	—
BBB-	—	—	—
Below investment grade	29	(29)	—
Total	$132	$(37)	$95

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

The credit risk exposure set forth in the above table is composed of $64 million of net accounts receivable and payables and $68 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $79 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The Midwest Generation coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 73% of EME's consolidated operating revenues for the nine months ended September 30, 2012. At September 30, 2012, EME's account receivable due from PJM was $53 million.
EME's turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's projects and development efforts. Two of EME’s wind turbine suppliers, Suzlon and Clipper, are currently experiencing significant adverse credit and liquidity issues. As a result, EME’s ability to enforce performance and warranty guarantees is subject to the credit risk of these counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
EME's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of EME's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the third quarter of 2012. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the third quarter of 2012, EME's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
There were no changes in EME's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

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
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.

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
At September 30, 2012, EME, and its subsidiaries without contractual dividend restrictions, had corporate cash and cash equivalents of $627 million, which includes Midwest Generation's cash and cash equivalents of $142 million. At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013.
EME continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017, 2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds will likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents.
A change in control of EME could adversely affect EME’s long-term liquidity.
Bankruptcy proceedings could lead to a change of control of EME, which would, among other things, result in the termination of EME's tax-allocation agreement. The termination of the tax-allocation agreement could adversely affect EME's long-term liquidity because realization of the value of tax benefits generated by EME could be deferred until such time that EME, or a subsequent owner of EME, had the ability to utilize such benefits. There is no assurance as to when, or whether, this might occur.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	November 1, 2012