Form 10-K
period 2012-12-31
EDISON MISSION ENERGY; MIDWEST GENERATION LLC
filed 2013-03-18
CIK 930835, 1134016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
_______________________

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	I.R.S. Employer Identification No.
333-68630	EDISON MISSION ENERGY	95-4031807
3 MacArthur Place, Suite 100 Santa Ana, California 92707 714-513-8000 State of Incorporation: Delaware
333-59348	MIDWEST GENERATION, LLC	33-0868558
235 Remington Boulevard, Suite A Bolingbrook, Illinois 60440 630-771-7800 State of Incorporation: Delaware
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each Class	Name of each exchange on which registered
Edison Mission Energy	None	not applicable
Midwest Generation, LLC	None	not applicable
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each Class	Name of each exchange on which registered
Edison Mission Energy	Common Stock, par value $0.01 per share	not applicable
Midwest Generation, LLC	None	not applicable
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Edison Mission Energy YES ☒ NO ☐ Midwest Generation, LLC YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Edison Mission Energy ☒ Midwest Generation, LLC ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Edison Mission Energy YES ☒ NO ☐ Midwest Generation, LLC YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Edison Mission Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Midwest Generation, LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Aggregate market value of the registrant's Common Stock held by non-affiliates of Edison Mission Energy as of June 30, 2012: $0. Number of shares outstanding of Edison Mission Energy's Common Stock as of March 15, 2013: 100 shares (all shares held by an affiliate of Edison Mission Energy).
This combined Form 10-K is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Amendment No. 1 to Edison Mission Energy's and Midwest Generation's Form 10-K for the fiscal year ended December 31, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, are incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

i

v

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Ambit	American Bituminous Power Partners, L.P. or its waste coal facility
AOI	adjusted operating income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
bcf	billion cubic feet
Big 4 Projects	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
Debtor Entities	EME and 16 of its wholly owned subsidiaries, including Midwest Generation
EIX	Edison International
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
ISO(s)	independent system operator(s)
Lehman Brothers	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.

MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
Powerton and Joliet Sale Leaseback	a sale leaseback transaction for the Powerton Station and Units 7 and 8 of the Joliet Station with third-party lessors in August 2000
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Settlement Transaction	A proposed settlement transaction with Edison International as contemplated in the Support Agreement
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among EME, Edison International, and certain holders of EME's senior unsecured notes
US EPA	United States Environmental Protection Agency
US Treasury Grant(s)	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

EXPLANATORY NOTE
This annual report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation).
EME, an indirect subsidiary of Edison International (EIX), is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. Midwest Generation, an indirect wholly owned subsidiary of EME, operates and sells energy and capacity at four coal-fired generating stations and two oil-fired generating peakers in Illinois.
On December 17, 2012, EME and 16 of its wholly owned subsidiaries, including Midwest Generation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). EME and Midwest Generation remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The consolidated financial statements of EME reflect the accounts of EME and its subsidiaries, including Midwest Generation, and are labeled debtor-in-possession to reflect EME's status. Midwest Generation's consolidated financial statements include the accounts of Midwest Generation and its subsidiaries and are labeled debtor-in-possession to reflect Midwest Generation's status. All significant intercompany balances and transactions have been eliminated for each reporting entity. The discussion in this annual report and in the notes to the consolidated financial statements generally applies to both EME and Midwest Generation unless otherwise specified as indicated parenthetically next to each corresponding disclosure.
This annual report also includes separate sections under Item 9A. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for EME and Midwest Generation.

(This page has been left blank intentionally.)

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME and Midwest Generation's current expectations and projections about future events based on EME's and Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME and Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or Midwest Generation or their respective subsidiaries, include but are not limited to:

•
their ability to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate the transactions contemplated by the Support Agreement, including the Settlement Transaction;

•	the existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	beliefs and assumptions regarding their ability to continue as going concerns;

•	their ability to meet liquidity requirements during periods of operating losses and capital spending programs, and Midwest Generation's ability to fund cash flow deficits and environmental retrofits;

•	their ability to restructure their debt and lease obligations and stabilize their capital structures;

•	their significant cash requirements and limited ability to borrow funds and access the capital markets on reasonable terms;

•	EME's continued ability to monetize tax benefits generated by it and its subsidiaries, either through the Settlement Transaction or otherwise;

•	the impact of reduced natural gas prices resulting from, among other things, shale gas technology on electric capacity and energy prices;

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the wholesale power generation market;

•
environmental laws and regulations, or changes in the application of those laws and regulations, that could require additional expenditures or otherwise affect the cost and manner of business operations, including compliance with the CPS, the CAIR, the MATS rule and thermal discharge and other water quality standards;

•	the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the availability and creditworthiness of counterparties, their ability to pay amounts owed in excess of collateral provided in support of obligations, and the resulting effects on liquidity in power and fuel markets;

•	the willingness of counterparties to transact business with EME and Midwest Generation during the Chapter 11 Cases;

•	governmental, statutory, regulatory or administrative changes or initiatives, including the market structure rules applicable to each market and price mitigation strategies adopted by ISOs and RTOs;

•
market volatility and other market conditions that could increase their obligations to post collateral beyond the amounts currently expected, and the potential effect of such conditions on the ability of EME, Midwest Generation and their respective subsidiaries to provide sufficient collateral in support of their hedging activities and purchases of fuel;

•	completion of permitting and construction of their capital projects;

•	weather conditions, natural disasters and other unforeseen events;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, and technologies that may be able to produce electricity at a lower cost than their generating facilities and/or increased access by competitors to their markets as a result of transmission upgrades;

•	competition in all aspects of their business;

•	operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•
creditworthiness of suppliers and other project participants and their ability to deliver goods and services under their contract obligations or to pay damages if they fail to fulfill those obligations;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	general political, economic and business conditions; and

•	their ability to attract and retain skilled people, particularly during the pendency of the Chapter 11 Cases.
Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect EME's and Midwest Generation's businesses. Forward-looking statements speak only as of the date they are made, and EME and Midwest Generation are not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME and Midwest Generation with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Overview
EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers, or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its Edison Mission Marketing & Trading, Inc. (EMMT) subsidiary.
EME's subsidiaries or affiliates typically have been formed to own full or partial interests in one or more power generation facilities and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. EME's operating projects primarily consist of coal- and gas-fired generating facilities and wind energy facilities. In December 2012, EME completed a transaction that transferred substantially all of the remaining assets and certain specified liabilities of its coal-fired generating facility in Indiana County, Pennsylvania (Homer City) as well as its leasehold interest in the Homer City generating station to an affiliate of General Electric Capital Corporation (GECC). As of December 31, 2012, EME's subsidiaries and affiliates owned or leased interests in 42 operating projects with an aggregate net physical capacity of 8,904 megawatts (MW) of which EME's pro rata share was 7,529 MW.
Midwest Generation, an indirect wholly owned subsidiary of EME, was formed in 1999 for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison Company (Commonwealth Edison). EME's coal-fired facilities are primarily owned or leased and operated by Midwest Generation. As of December 31, 2012, Midwest Generation operated 4,619 megawatts (MW) of power plants in Illinois (the Midwest Generation plants):

•	the Powerton, Joliet, Will County, and Waukegan coal-fired generating plants consisting of 4,314 MW; and

•	the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.
Midwest Generation leases the Powerton Station and Units 7 and 8 of the Joliet Station from third-party lessors pursuant to a sale-leaseback transaction completed in August 2000 (the Powerton and Joliet Sale Leaseback). Midwest Generation's obligations under these leases are guaranteed by EME. In connection with the Powerton and Joliet Sale Leaseback, Midwest Generation facilitated the issuance of lessor debt of $1.147 billion in the form of pass-through certificates (the Senior Lease Obligation Bonds). Midwest Generation is a party to a contract with EMMT under which EMMT, as an agent for Midwest Generation, sells energy and capacity from the Midwest Generation plants into the wholesale market, engages in hedging activities, and provides scheduling and other services. EMMT has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.
EME was formed in 1986 and is incorporated under the laws of the State of Delaware. EME is an indirect subsidiary of EIX. Midwest Generation, a Delaware limited liability company, is a wholly owned subsidiary of Edison Mission Midwest Holdings Co. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME.

Chapter 11 Cases
On December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company and Western Sierra Energy Company (collectively, the Debtor Entities) filed voluntary petitions for relief under Chapter 11 (the Chapter 11 Cases) of the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes only under the case caption In re Edison Mission Energy et al., No. 12-49219 (JPC) (Bankr.N.D.Ill.). The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases.
Following extensive discussions with certain of its unsecured noteholders (the Noteholders) and EIX regarding EME's financial condition, in December 2012, EME entered into a Transaction Support Agreement (the Support Agreement) with these parties. The Support Agreement contemplates agreements between the parties, subject to the execution of definitive documentation and the approval of the Bankruptcy Court, that are intended to maximize the value of the Debtor Entities' estates and ultimately result in a substantial deleveraging of EME's balance sheet. The Support Agreement provides that the parties will negotiate a Master Restructuring Agreement that will provide for amendment and assumption of tax-allocation agreements to provide for tax payments through December 31, 2014, and provides for the cancellation of EIX's 100 percent equity interest in EME on the effective date of a confirmed plan of reorganization. Under the Support Agreement, each party agrees to support Bankruptcy Court approval of these and other transactions. In addition, the Support Agreement contemplates that EME will seek authority to enter into a settlement transaction with EIX within 150 days of the commencement of a case by EME under Chapter 11 (the Settlement Transaction) and permits EME to take any action, or refrain from taking any action, including a decision to pursue an alternative restructuring transaction, that EME determines is consistent with its fiduciary obligations.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. EME and Midwest Generation are currently developing a plan for their restructuring, but there is no assurance such a plan will be successfully implemented. EME's and Midwest Generation's ability to continue as going concerns is dependent on many factors, including the successful development of a confirmed plan of reorganization and an emergence from bankruptcy. Uncertainty as to the outcome of these factors raises substantial doubt about EME's and Midwest Generation's ability to continue as going concerns.
For further discussion of these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Edison Mission Energy Overview—Management's Overview."

Location and Available Information
EME's headquarters and principal executive offices are located at 3 MacArthur Place, Suite 100, Santa Ana, California 92707, and its telephone number is (714) 513-8000. Midwest Generation's principal executive offices are located at 235 Remington Boulevard, Suite A, Bolingbrook, Illinois 60440, and its telephone number is (630) 771-7800.
EME's and Midwest Generation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.
Unless indicated otherwise or the context otherwise requires, references to EME in this annual report include EME and its consolidated subsidiaries and the partnerships or limited liability entities through which EME and its partners own and manage their project investments. In addition, references to Midwest Generation in this annual report include Midwest Generation and its consolidated subsidiaries.
Information on the Chapter 11 Cases, including each item filed on the docket, is available at www.edisonmissionrestructuring.com. The information set forth on this web site shall not be deemed to be a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Electric Power Industry
EME and Midwest Generation are both impacted by changes in the United States electric industry. The electric power industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. For further discussion of these regulations, see "Regulatory Matters."
In areas where independent system operators (ISOs) and regional transmission organizations (RTOs) have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by Federal Energy Regulatory Commission (FERC) approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. In addition, capacity markets in various regional wholesale power markets compensate supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using.

Wholesale Markets
EME's largest power plants are the Midwest Generation plants. Power generated at the Midwest Generation plants is primarily sold into PJM Interconnection, LLC (PJM), an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. Sales may also be made from PJM into the Midwest Independent Transmission System Operator (MISO) RTO, which includes all or parts of Illinois, Wisconsin, Indiana, Michigan, Ohio, and other states in the region.
PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as the Midwest Generation plants, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of each year, PJM conducts an annual capacity auction (RPM - Reliability Pricing Model) to commit generation, energy efficiency and demand side resources three years forward, and to provide a long-term pricing signal for the construction of capacity resources.

Competition
Recent developments in shale gas technology have dramatically reduced natural gas prices which in turn have created downward pressure on power prices. As a result, the Midwest Generation plants are now facing increased competition from power generation facilities fueled by natural gas.
State and local environmental regulations, particularly those that impose stringent state specific emission limits, could put the Midwest Generation plants at a disadvantage compared with competing power plants operating in nearby states and subject to less stringent state emission limits or to federal emission limits alone. The Combined Pollutant Standard (CPS) puts the Midwest Generation plants at a disadvantage compared with competing plants not subject to similar regulations, and federal air quality regulations, such as the Mercury and Air Toxics Standards (MATS) rule, put the Midwest Generation plants at a disadvantage compared to plants utilizing other fuels. Potential future climate change regulations could also put the Midwest Generation plants at a disadvantage compared to power plants utilizing other fuels as well as utilities that may be able to recover climate change compliance costs through rate-base mechanisms. The ability of the Midwest Generation plants to compete can also be affected by future environmental regulations and by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.
EME and Midwest Generation are subject to competition from energy marketers, public utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. These companies may have competitive advantages as a result of scale, the location of their generation facilities or other factors. Some of EME's and Midwest Generation's competitors have a lower cost of capital and, in the case of utilities, may be able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation facilities without relying exclusively on market clearing prices to recover their investments.

Operating Segments
EME
EME operates in one line of business, independent power production, with all its continuing operations located in the United States, except Doga Enerji, which is located in the Republic of Turkey. Operating revenues are primarily derived from the generation and sale of energy and capacity from coal-fired, natural gas-fired and wind power plants and energy trading.
Midwest Generation
Midwest Generation operates in one line of business, independent power production, with all its operations located in the United States. Operating revenues are primarily derived from sales of energy and capacity generated from coal-fired generating plants and oil-fired generating peakers.

Overview of EME Facilities
As of December 31, 2012, EME's operations consisted of ownership or leasehold interests in the following operating projects:

Power Plants	Location	Primary Electric Purchaser[2]	Fuel Type	Ownership Interest		Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
MERCHANT POWER PLANTS
Midwest Generation plants[1,9,10]	Illinois	PJM	coal	100%		4,314	4,314
Midwest Generation plants[1,9]	Illinois	PJM	oil	100%		305	305
Merchant Natural Gas
Sunrise[1,9]	California	CAISO	natural gas	50%		586	293
Merchant Wind
Goat Wind	Texas	ERCOT	wind	99.9%	[3]	150	150
Lookout	Pennsylvania	PJM	wind	100%		38	38
Big Sky	Illinois	PJM	wind	100%		240	240
CONTRACTED POWER PLANTS – Domestic
Natural Gas
Big 4 Projects
Kern River[1]	California	SCE	natural gas	50%		300	150
Midway-Sunset[1]	California	PG&E	natural gas	50%		225	113
Sycamore[1,9]	California	SCE	natural gas	50%		300	150
Watson[4,9]	California	SCE	natural gas	49%		416	204
Westside Projects[1]
Coalinga	California	PG&E	natural gas	50%		38	19
Mid-Set	California	PG&E	natural gas	50%		38	19
Salinas River	California	PG&E	natural gas	50%		38	19
Sargent Canyon	California	PG&E	natural gas	50%		38	19
Renewable Energy
Capistrano Wind Partners[5]
Cedro Hill	Texas	CSA	wind	31%		150	46
Crofton Bluffs	Nebraska	NPPD	wind	20%		40	8
Mountain Wind I	Wyoming	PC	wind	31%		61	19
Mountain Wind II	Wyoming	PC	wind	31%		80	25
Tapestry Wind
Buffalo Bear	Oklahoma	WFEC	wind	100%		19	19
Pinnacle	West Virginia	MDGS/USM	wind	100%		55	55
Taloga	Oklahoma	OGEC	wind	100%		130	130
Viento Funding II
Elkhorn Ridge[9]	Nebraska	NPPD	wind	67%		80	53
San Juan Mesa[9]	New Mexico	SPS	wind	75%		120	90
Wildorado	Texas	SPS	wind	99.9%	[3]	161	161

Power Plants	Location	Primary Electric Purchaser[2]	Fuel Type	Ownership Interest		Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
Broken Bow I6	Nebraska	NPPD	wind	100%		80	80
Community Wind North	Minnesota	NSPC	wind	99%	[3]	30	30
Crosswinds	Iowa	CBPC	wind	99%	[3]	21	21
Forward	Pennsylvania	CECG	wind	100%		29	29
Hardin	Iowa	IPLC	wind	99%	[3]	15	15
High Lonesome	New Mexico	APSC	wind	100%		100	100
Jeffers	Minnesota	NSPC	wind	99.9%	[3]	50	50
Laredo Ridge	Nebraska	NPPD	wind	100%		80	80
Minnesota Wind projects[7]	Minnesota	NSPC/IPLC	wind	99%	[3]	50	50
Odin	Minnesota	MRES	wind	99.9%	[3]	20	20
Sleeping Bear	Oklahoma	PSCO	wind	100%		95	95
Spanish Fork	Utah	PC	wind	100%		19	19
Storm Lake[1]	Iowa	MEC	wind	100%		108	108
Huntington Waste-to-Energy[8]	New York	LIPA	biomass	38%		25	9
Coal
American Bituminous[1,11]	West Virginia	MPC	waste coal	50%		80	40
CONTRACTED POWER PLANTS – International
Doga[1]	Republic of Turkey	TEDAS	natural gas	80%		180	144
Total						8,904	7,529

[1]	Plant is operated under contract by an EME operations and maintenance subsidiary or the plant is operated or managed directly by an EME subsidiary.

[2]	Electric purchaser abbreviations are as follows:

APSC	Arizona Public Service Company	NPPD	Nebraska Public Power District
CAISO	California Independent System Operator	NSPC	Northern States Power Company
CBPC	Corn Belt Power Cooperative	OGEC	Oklahoma Gas and Electric Company
CECG	Constellation Energy Commodities Group, Inc.	PC	PacifiCorp
CSA	City of San Antonio	PG&E	Pacific Gas & Electric Company
ERCOT	Electric Reliability Council of Texas	PJM	PJM Interconnection, LLC
IPLC	Interstate Power and Light Company	PSCO	Public Service Company of Oklahoma
LIPA	Long Island Power Authority	SCE	Southern California Edison Company
MDGS	Maryland Department of General Services	SPS	Southwestern Public Service
MEC	Mid-American Energy Company	TEDAS	Türkiye Elektrik Dagitim Anonim Sirketi
MPC	Monongahela Power Company	USM	University System of Maryland
MRES	Missouri River Energy Services	WFEC	Western Farmers Electric Cooperative

[3]	Represents EME's current ownership interest. If the project achieves a specified rate of return, EME's interest will decrease.

[4]	A dispute exists with one of EME's offtakers at this facility, and currently the facility is only being paid for an output of 397 MW.

[5]	Ownership percentages are calculated based on the partners' investment into each project.

[6]
Edison Mission Wind sold Broken Bow I in January 2013 to Capistrano Wind Partners. For further discussion, see Item 8. Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities.

[7]	Composed of four individual wind projects.

[8]
In October 2012, a non-debtor subsidiary of EME exercised an option to sell all of its interest in the project. For further discussion, see "Renewable Energy—Biomass—Huntington Waste-to-Energy Project."

[9]
Material properties owned or leased by EME's subsidiaries and affiliates. Each property represents at least five percent of EME's income before tax, excluding asset impairment charges, or is one in which EME has an investment balance greater than $40 million. Most of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.

[10]	Certain of these sites are leased pursuant to the Powerton and Joliet Sale Leaseback.

[11]	In February 2013, the EME operations and maintenance subsidiary that currently operates the plant provided a 180-day notice of its intent to terminate its operations and maintenance contract.
At December 31, 2012, the fuel sources for these projects were as follows:

Fuel Source	Percentage of EME's Generation Capacity
Coal	58%
Natural gas/oil	19%
Renewable energy	23%

Seasonality
Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from Midwest Generation's coal-fired plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, Midwest Generation's income is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Energy Price Risk."
EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

Merchant Power Plants
A description of EME's larger power plants and major investments in energy projects is set forth below. In addition to the facilities and power plants that EME owns, EME uses the term "its" in regard to facilities and power plants that EME or an EME subsidiary operates under sale leaseback arrangements.

Midwest Generation Plants
The Midwest Generation plants consist of the following:

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,036
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station[1]	Waukegan, Illinois	owned	coal	689
Will County Station[2]	Romeoville, Illinois	owned	coal	761
Peaking Units
Fisk	Chicago, Illinois	owned	oil	197
Waukegan	Waukegan, Illinois	owned	oil	108
Total				4,619

Non-Operating Plant or Site	Location
Crawford Station[3]	Chicago, Illinois
Fisk Station[4]	Chicago, Illinois
Collins Station[5]	Grundy County, Illinois
Crawford peaker[5]	Chicago, Illinois
Joliet peaker[5]	Joliet, Illinois
Calumet peaker[5]	Chicago, Illinois
Electric Junction peaker[5]	Aurora, Illinois
Lombard peaker[5]	Lombard, Illinois
Sabrooke peaker[5]	Rockford, Illinois

[1]	The Waukegan Station is composed of Units 7 and 8. Midwest Generation permanently shut down Waukegan Station Unit 6 (100 MW) on December 21, 2007.

[2]
The Will County Station is composed of Units 3 and 4. Midwest Generation permanently shut down Will County Station Units 1 and 2, totaling 299 MW of capacity, on December 29, 2010 in accordance with the CPS.

[3]	Midwest Generation permanently shut down Crawford Station Unit 7 (213 MW) on August 28, 2012 and Crawford Station Unit 8 (319 MW) on August 24, 2012.

[4]	Midwest Generation permanently shut down Fisk Station Unit 19 (326 MW) on August 30, 2012.

[5]	Ceased operations before December 31, 2005.
Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison.
The Joliet and Powerton Stations
The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,036 MW. The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazewell County, Illinois on an approximately 568-acre site. The site also includes an approximately 1,440-acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively.
In conjunction with the Powerton and Joliet Sale Leaseback, Midwest Generation leased substantially all the property on which the generating units are located to the owner trusts under site leases, and the owner trusts in turn subleased their undivided ground interest in the property back to Midwest Generation under site subleases. The terms of the site subleases are 33.75 years for the Powerton property and 30 years for the Joliet property, with renewal options. Rent is due on each January 2 and July 2. As a result of the Chapter 11 Cases, Midwest Generation did not make the scheduled rent payments on January 2, 2013. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies—Chapter 11 Cases."
The Waukegan Station
The Waukegan Station is a 689 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The Waukegan Station occupies approximately 194 acres, inclusive of the switchyard. The operating units comprising the Waukegan Station are referred to as Units 7 and 8 and began operations in 1958 and 1962, respectively.
The Will County Station
The Will County Station is a 761 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 3 and 4 and began operations between 1955 and 1963.
On-Site Peaking Facilities
The on-site peaking units consist of 305 MW at Fisk and Waukegan, which were commissioned in 1968. The Fisk and Waukegan peaking units burn fuel oil. Natural gas is used by the Fisk peaking unit for ignition.
Power Sales
Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT, an EME subsidiary engaged in power marketing and trading activities, with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power generated at the Midwest Generation plants is sold into the PJM market.
Fuel Supply
Midwest Generation purchases coal from several suppliers located in the Southern Powder River Basin (PRB) of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation. Excluding consumption from retired units, historical consumption has ranged between 14.5 million to 16.5 million tons. Coal consumption in the current low natural gas price environment may be lower than the historical range. Coal is transported under transportation agreements with Union Pacific Railroad and various short-haul carriers. In late 2011, Midwest Generation signed agreements, effective January 1, 2012, to provide such fuel transportation on a long-term basis. As of December 31, 2012, Midwest Generation leased approximately 3,200 railcars to transport the coal from the mines to the generating stations under leases with remaining terms that range from one year to seven years. Pursuant to an order entered in the Chapter 11 Cases, Midwest Generation rejected a lease related to 1,275 of these railcars. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Emission Allowances for the Coal Plants
The federal Acid Rain Program requires electric generating stations to hold sulfur dioxide (SO2) allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the Clean Air Interstate Rule (CAIR), the Midwest Generation plants are required to hold seasonal and annual NOX allowances. The CAIR remains in effect until a replacement regulation becomes effective.
Cross-State Air Pollution Rule (CSAPR), like the CAIR, is an allowance-based regulation that provides for emissions trading. If CSAPR were to become effective, the amount of actual SO2 or NOX emissions from plant operations would need to be matched by a sufficient amount of SO2 or NOX allowances that were either allocated or purchased in the open market. SO2 allowances under the federal Acid Rain Program could not be used to satisfy the requirements under CSAPR. Midwest Generation believes its current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under the CAIR, will be sufficient to comply with the requirements of either the CAIR or CSAPR (as applicable). For additional information, see "Environmental Matters and Regulations—Air Quality."

Natural Gas
Sunrise Project
EME owns a 50% interest in Sunrise Power Company, LLC, which owns a 586 MW natural gas-fired combined cycle facility in Kern County, California (Sunrise). The power purchase agreement at Sunrise expired on June 30, 2012 and the project continues to operate on a merchant basis selling into the California ISO market until a new power purchase agreement is executed. Dispatch will depend on market conditions and Sunrise may run less than it has in the past. Historically, Sunrise has operated more during the summer months due to higher demand driven by warmer weather, and for the summer months of 2013, Sunrise has resource adequacy contracts for capacity with PG&E and SDG&E. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings.

Contracted Power Plants–Domestic

Natural Gas
In December 2010, the California Public Utilities Commission (CPUC) approved a comprehensive settlement of various issues related to power sales from cogeneration facilities that implements a mechanism to foster new power purchase agreements for such facilities and provides for transition power purchase agreements during implementation. The settlement became effective on November 23, 2011. Cogeneration facilities subject to the settlement, including the Big 4 Projects described below, are eligible to continue to receive administratively set pricing through July 2015 and participate in three competitive solicitations required to be conducted by each investor-owned utility for new seven-year contracts.
Big 4 Projects
EME owns partnership investments in Kern River Cogeneration Company (Kern River), Midway-Sunset Cogeneration Company (Midway-Sunset), Sycamore Cogeneration Company (Sycamore) and Watson Cogeneration Company (Watson and collectively with Kern River, Midway-Sunset, and Sycamore, the Big 4 Projects).
Kern River
Kern River sells electricity to Southern California Edison Company (SCE) under an extension of its prior power purchase agreement, such extension having revised pricing. Kern River has entered into new transition and long-term power purchase agreements with SCE and PG&E, respectively, both of which are subject to regulatory approval. Kern River sells steam to Chevron North America Exploration and Production Company, a division of Chevron U.S.A., Inc, and the parties are negotiating to extend this arrangement. For additional information regarding a dispute between the partners in Kern River, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Chevron Adversary Proceeding."
Midway-Sunset
Midway-Sunset sells electricity to PG&E under a power purchase agreement that expires in 2016. EME expects that this arrangement will be replaced by a new long-term power purchase agreement pursuant to the settlement described above. Midway-Sunset also sells electricity and steam to Aera Energy LLC under agreements that expire concurrently with the PG&E power purchase agreement.
Sycamore
Sycamore sells electricity to SCE under an extension of its prior power purchase agreement, such extension having revised pricing. Sycamore has entered into new transition and long-term power purchase agreements with SCE, which are subject to regulatory approval. Sycamore sells steam to Chevron North America Exploration and Production Company, a division of Chevron U.S.A., Inc., under an agreement that expires in 2013, and the parties are negotiating to extend this arrangement. For additional information regarding a dispute between the partners in Sycamore, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Chevron Adversary Proceeding."
Watson
Watson sells electricity to SCE under an extension of its prior power purchase agreement, such extension having revised pricing. Watson has entered into a new transition power purchase agreement with SCE, which is subject to regulatory approval. EME expects that this arrangement will be replaced by a new long-term power purchase agreement pursuant to the settlement described above. Watson currently sells power and steam to BP West Coast Products LLC under agreements that expire in 2014.
Westside Projects
EME owns 50% partnership interests in each of Coalinga Cogeneration Company, Mid-Set Cogeneration Company, Salinas River Cogeneration Company, and Sargent Canyon Cogeneration Company, each of which owns a 38 MW natural gas-fired cogeneration facility located in California (collectively, the Westside Projects). These projects sell electricity to PG&E under power purchase agreements that expire in 2016. The power purchase agreements became effective in December 2011.
Walnut Creek Project
Walnut Creek is a 479 MW natural gas-fired peaker plant in southern California. Construction on the project began in June 2011. The project is expected to achieve commercial operation before June 2013 and to qualify for 50% bonus depreciation. Walnut Creek Energy, a subsidiary of EME, was awarded a 10-year power sales agreement by SCE, starting in June 2013, for the output of the plant. Walnut Creek Energy will sell any electricity generated before the start of the power sales agreement on a merchant basis.

Coal
American Bituminous Project
EME owns a 50% interest in American Bituminous Power Partners, L.P., which owns an 80 MW waste coal facility located in Grant Town, West Virginia (Ambit). Ambit sells electricity to Monongahela Power Company under a power purchase agreement that expires in 2036.

Contracted Power Plants–International
Doga Project
EME owns an 80% interest in Doga Enerji, which owns a 180 MW natural gas-fired cogeneration plant near Istanbul in the Republic of Turkey (Doga). Doga sells electricity to TEDAS under a power purchase agreement that expires in 2019, after which date the facility is to be conveyed to the Ministry of Energy and Natural Resources of Turkey.

Renewable Energy
Wind
EME owns interests in the following operating wind projects which either sell electricity pursuant to long-term power purchase agreements with third parties with original terms ranging from 10 to 30 years or are operated on a merchant basis. The table below provides the project's power purchase agreement expiration for each contracted wind project, the project's primary RTO or ISO for each merchant wind project, either the expiration date of the project's production tax credits or an indication that EME elected to receive a US Treasury Grant, and the project's commercial operation or acquisition date.

Wind Plants	Power Purchase Agreement Expiration Year/RTO or ISO	Production Tax Credit Expiration Date	Commercial Operation or Acquisition Date
Capistrano Wind Partners
Cedro Hill	2030	Qualified for US Treasury Grant	November 2010
Crofton Bluffs	2032[6]	November 2022	November 2012
Mountain Wind I	2033	July 2018	July 2008
Mountain Wind II	2033	September 2018	September 2008
Tapestry Wind
Buffalo Bear	2033	December 2018	December 2008
Pinnacle	2031	Qualified for US Treasury Grant	December 2011/January 2012
Taloga	2031	Qualified for US Treasury Grant	July 2011
Viento Funding II
Elkhorn Ridge	2029	December 2018	March 2009
San Juan Mesa	2025	December 2015	December 2005
Wildorado	2027	April 2017	April 2007
Big Sky[5]	PJM	Qualified for US Treasury Grant	February 2011
Broken Bow	2032[6]	December 2022	December 2012
Community Wind North[1]	2031	Qualified for US Treasury Grant	May 2011
Crosswinds[2]	2022[6]	June 2017	June 2007
Forward	2017	April 2018	April 2008
Goat Wind[5]	ERCOT	Phase I - April 2018; Phase II - qualified for US Treasury Grant	April 2008/June 2009
Hardin[3]	2027	May 2017	May 2007
High Lonesome	2039	Qualified for US Treasury Grant	July 2009
Jeffers	2028	October 2018	October 2008
Laredo Ridge	2031	Qualified for US Treasury Grant	February 2011
Lookout[5]	PJM	September 2018	October 2008
Minnesota[4]	2021-2029[7]	June 2009-July 2016	April 2006
Odin	2028	June 2018	May 2008
Sleeping Bear	2032	October 2017	September 2007
Spanish Fork	2028	July 2018	July 2008
Storm Lake	2019	June 2009	May 1999

[1]	Twelve separate limited liability companies collectively form the wind farm.

[2]	Ten separate limited liability companies collectively form the wind farm.

[3]	Seven separate limited liability companies collectively form the wind farm.

[4]	Thirty-four separate limited liability companies each own a small wind-powered electric generation facility.

[5]	Merchant wind-powered projects.

[6]	Agreement includes a five-year renewal option.

[7]
Each of the Minnesota Wind projects sells electricity under a power purchase agreement with Northern States Power Company that expires between 2025 and 2029, or with Interstate Power and Light Company that expires in 2021.

Biomass
Huntington Waste-to-Energy Project
Until January 2013, EME indirectly owned a 38% limited partnership interest in Covanta Huntington LP, which owns a 25 MW waste-to-energy facility located near the Town of Huntington, New York. In October 2012, a non-debtor subsidiary of EME exercised an option to sell all of its interest in the project. In January 2013, EME received $7.5 million in exchange for its indirect interest in the project.

Construction and Development Activities
Recent developments related to EME's construction and development activities include:

•
Commercial operation of the Crofton Bluffs and Broken Bow I wind projects commenced on November 1, 2012 and December 1, 2012, respectively. Production tax credits will expire 10 years after the tax-in-service dates, which are also the commercial operation dates. Power purchase agreements will expire in 2032.

•
In December 2012, EME began start-up and testing at the Walnut Creek project. Construction on the project began in June 2011. The project is expected to achieve commercial operation before June 2013 and to qualify for 50% bonus depreciation.

Asset Management and Trading Activities
EME's power marketing and trading subsidiary, EMMT, manages the energy and capacity of EME's merchant generating plants and, in addition, trades electric power, natural gas, oil and related commodity and financial products, including forwards, futures, options and swaps. EMMT segregates its activities into two categories:

•
Asset Management—EMMT engages in the sale of energy and capacity and the purchase and sale of fuels, including natural gas and fuel oil, through intercompany contracts with EME's subsidiaries that own or lease EME's facilities. EME uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. The objective of these activities is to sell the output of the facilities on a forward basis or to hedge the risk of future changes in prices or price differences between different locations. Hedging activities typically include on-peak and off-peak periods and may include load service requirements contracts with local utilities. Transactions related to hedging activities are designated separately from EMMT's trading activities. Not all contracts entered into by EMMT for hedging purposes qualify as hedges for accounting purposes. Midwest Generation is a party to a contract with EMMT under which EMMT, as an agent for Midwest Generation, sells energy and capacity from the Midwest Generation plants into the wholesale market, engages in hedging activities, and provides scheduling and other services. EMMT has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.

•
Trading—EMMT seeks to generate trading profits from volatility in the price of electricity, capacity, fuels, and transmission congestion by buying and selling contracts in wholesale markets under guidelines approved by EME's risk management committee.

Significant Customers
For a discussion of EME's and Midwest Generation's significant customers, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities—Credit Risk."

Insurance
EME and Midwest Generation maintain insurance policies consistent with those normally carried by companies engaged in similar business and owning similar properties. EME's and Midwest Generation's insurance programs include all-risk property insurance, including business interruption, covering real and personal property, including losses from boiler or machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. EME and Midwest Generation also carry general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. No assurance can be given that this insurance will be adequate to cover all losses or claims.

Regulatory Matters
General
EME's and Midwest Generation's operations are subject to extensive regulation. EME's operating projects, including the Midwest Generation plants, are subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with project development, ownership and operation, and the use of electric energy, capacity and related products, including ancillary services, from the projects. In addition, EME and Midwest Generation are subject to the market rules, procedures, and protocols of the markets in which they participate.
Federal Power Act
The FERC has exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. The FERC also has jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities and, in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of EME's and Midwest Generation's jurisdictional assets and certain types of financing arrangements may require FERC approval.
Each of EME's domestic generating facilities is either a qualifying facility, as determined by the FERC, or the subsidiary owning the facility is an exempt wholesale generator (EWG). Most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act (FPA). Midwest Generation and EME's other EWGs, except the Goat Wind and Cedro Hill wind projects, are subject to the FERC's ratemaking jurisdiction under the FPA, but have been authorized to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, EME's power marketing subsidiaries, including EMMT, have been authorized by the FERC to make wholesale market sales of power at market-based rates and are subject to the FERC ratemaking regulation under the FPA.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) provides the Commodity Futures Trading Commission and the Securities and Exchange Commission with jurisdiction to regulate financial derivative products, including swaps, options and other derivative products, collectively referred to in this annual report as "swaps."
The Dodd-Frank Act subjects swaps to new mandatory clearing and trading requirements, if no exemption applies. It may also impose capital requirements on non-exempt market participants. The clearing and trading requirements could result in increased margining requirements which may increase the costs of hedging activity. EME and Midwest Generation, through EMMT, use swaps to hedge commercial risks associated with the generation, purchase and sale of electricity and fuel to wholesale customers. In addition, EMMT utilizes swaps as part of its proprietary trading activities.
New rules and regulations on clearing, trading or other requirements under the Dodd-Frank Act have been enacted and other rules and regulations are under consideration. The potential impact of those rules and regulations will depend on the content, which remains uncertain.
Reliability Standards
North American Electric Reliability Corporation (NERC) establishes and enforces reliability standards for the bulk power system. EME and Midwest Generation believe they have taken appropriate steps to be compliant with current NERC reliability standards that apply to their operations.
Transmission of Wholesale Power
EME's projects that sell power to wholesale purchasers other than the local utility to which the project may be interconnected require the transmission of electricity over power lines owned by others. Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is subject to FERC jurisdiction.

Environmental Matters and Regulations (EME and Midwest Generation, except as noted)
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME's existing facilities, including the Midwest Generation plants, and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. In addition, as discussed in "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies," the United Stated Environmental Protection Agency (US EPA) and others have from time to time sought to involve EME and Midwest Generation in litigation related to facilities owned by EME's subsidiaries. The facilities of EME's subsidiaries which are most affected by environmental regulation are located in Illinois. Additional information about environmental matters, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Investment Plan" and "—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."

Air Quality
The Clean Air Act (CAA), which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of the Midwest Generation plants. The CAA requires the US EPA to establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as National Ambient Air Quality Standards (NAAQS). The six criteria pollutants are carbon monoxide, lead, NOx, ozone, particulate matter, and SO2.
Federal environmental regulations require states to adopt state implementation plans (SIPs), for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. The SIPs must be equal to or more stringent than the federal requirements and must be submitted to the US EPA for approval. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain compliant air quality in attainment areas. If the attainment status of areas changes, states may be required to develop new SIPs that address the changes. Many of EME and its subsidiaries facilities are located in areas that have not attained NAAQS for ozone (affected by NOx emissions from power plants) and fine particulate matter (affected by SO2 and NOx emissions from power plants).
As described further below, on December 11, 2006, Midwest Generation entered into an agreement with the Illinois Environmental Protection Agency (Illinois EPA), which was subsequently embodied in an Illinois rule called the CPS, to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The CPS requires Midwest Generation to achieve air emission reductions for NOx and SO2, and those reductions should contribute to or effect compliance through SIPs with various existing US EPA ambient air quality standards. It is possible that if lower ozone, particulate matter, NOx or SO2 NAAQS are finalized by US EPA in the future, Illinois may implement regulations that are more stringent than those required by the CPS.
Nitrogen Oxide and Sulfur Dioxide
Clean Air Interstate and Cross-State Air Pollution Rules
The CAIR, issued by the US EPA on March 10, 2005, mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in 28 eastern states and the District of Columbia. In 2008, the United States Court of Appeals for the District of Columbia Circuit initially vacated the CAIR, but later remanded the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until a replacement regulation becomes effective.
On July 6, 2011, the US EPA adopted CSAPR. CSAPR contemplated emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions. CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading.
In August 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the CSAPR and directed the US EPA to continue administering the CAIR pending the promulgation of a valid replacement. A petition seeking to have this decision reviewed by the full District of Columbia Circuit was denied in January 2013.

Revised NAAQS for SO2
In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. In June 2011, the Illinois EPA submitted its initial recommended attainment/nonattainment designations in connection with the standard. The Illinois EPA recommended designating parts of Tazewell County (where the Powerton plant is located) and Will and Cook Counties as nonattainment with this standard. The recommended designation for parts of Will and Cook Counties included the area where the Will County plant is located, but not the areas where Midwest Generation's other plants in those counties are located.
Illinois
All of Midwest Generation's Illinois coal-fired electric generating units are subject to the CPS, which specifies the control technologies that are to be installed on some units by specified dates. Midwest Generation must either install the required technology by the specified deadline or shut down the unit. The principal emission standards and control technology requirements for NOx and SO2 under the CPS are as described below:
NOx Emissions—Beginning in calendar year 2012 and continuing in each calendar year thereafter, Midwest Generation must comply with an annual and seasonal NOx emission rate of no more than 0.11 lbs/million British thermal units (Btu). Midwest Generation's 2012 fleetwide NOx emission rate complied with this regulation.
SO2 Emissions—Midwest Generation must comply with an overall SO2 annual emission rate beginning with 0.44 lbs/million Btu in 2013 and decreasing annually until it reaches 0.11 lbs/million Btu in 2019 and thereafter.
Testing of dry sorbent injection using Trona on select Midwest Generation units has demonstrated significant reductions in SO2 emissions. Use of dry sorbent injection technology in conjunction with low sulfur coal is expected to require substantially less capital and time to construct than the use of spray dryer absorber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Edison Mission Energy Overview—Midwest Generation Environmental Compliance Plans and Costs."
Mercury/Hazardous Air Pollutants
Mercury and Air Toxics Standards Rule
In December 2011, the US EPA announced the MATS rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule became effective on April 16, 2012 with a compliance deadline of April 16, 2015 for existing units. In November 2012, the US EPA issued proposed revisions to aspects of the regulation relating to new units. A number of parties have filed notices of appeal challenging the rule, although the only appeals that are currently moving forward relate to the standards applicable to existing units. EME and Midwest Generation do not expect that these standards will require material changes to the approach for compliance with state and federal environmental regulations already contemplated for CPS compliance.
Illinois
The CPS requires that, beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of 0.008 lbs mercury/gigawatt-hours (GWh) gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which will be included in calendar year 2016). In 2012, Midwest Generation notified the Illinois EPA that all units except Waukegan Station Unit 7 and Will County Station Unit 3 were in compliance with these requirements. Midwest Generation is required to install cold side electrostatic precipitator or fabric filtration equipment on Waukegan Station Unit 7 by December 31, 2014 and on Will County Station Unit 3 by December 31, 2015 to comply with the CPS.
Ozone
National Ambient Air Quality Standards
In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. In September 2011, President Obama announced that the proposed revision was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. New primary and secondary ozone standards are expected in 2014.
In June 2012, the US EPA designated the counties in Illinois where Midwest Generation's coal-fired power plants are located as nonattainment with the 2008 NAAQS. Illinois has not yet submitted a SIP outlining how compliance with the 2008 NAAQS will be achieved.
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
In July 2012 the US EPA approved Illinois' regional haze SIP, which provided that the emission reductions that the Midwest Generation plants will be required to make pursuant to the CPS, discussed above in "—Nitrogen Oxide and Sulfur Dioxide—Illinois," satisfy the BART requirement.
New Source Review Requirements
The New Source Review (NSR) regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants. The US EPA has filed enforcement actions against Midwest Generation and Homer City alleging NSR violations. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Water Quality
Clean Water Act
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by June 2013. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
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

Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. Midwest Generation currently provides a portion of its coal combustion residuals for beneficial uses. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in more stringent requirements for the management and disposal of such materials. For further discussion see "Item 8. Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

Climate Change
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect EME's and Midwest Generation's businesses.
Federal Legislative/Regulatory Developments
In June 2010, the US EPA issued the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (GHG Tailoring Rule). This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the Prevention of Significant Deterioration (PSD) air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG Tailoring Rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for carbon dioxide (CO2) equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified.
In June 2012, the United States Court of Appeals for the District of Columbia Circuit dismissed the challenge by industry groups and some states to the GHG Tailoring Rule. In December 2012, petitions for rehearing by the full District of Columbia Circuit filed by states and industry groups were denied.
In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG Tailoring Rule.
Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify EME's and Midwest Generation's facilities in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects. In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA and would propose performance standards for emissions from new and modified power plants and emissions guidelines for existing power plants. In March 2012, the US EPA announced proposed carbon dioxide CO2 emissions limits for new power plants. No greenhouse gas emissions guidelines for existing plants have been announced.
Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year. EME's 2012 GHG emissions were approximately 29 million metric tons. Midwest Generation's 2012 GHG emissions were approximately 25 million metric tons.
Regional Initiatives and State Legislation (EME only)
Regional initiatives and state legislation may also require reductions of GHG emissions, and it is not yet clear whether or to what extent any federal legislation would preempt them. If state and/or regional initiatives remain in effect after federal legislation is enacted, generators could be required to satisfy them in addition to federal standards.
EME's operations in California are subject to two laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 requires the California Air Resources Board (CARB) to develop regulations, effective in 2012, that would reduce California's GHG emissions to 1990 levels in yearly increments by 2020. In December 2011, the CARB regulation was officially published, establishing a California cap-and-trade program. The first compliance period under the regulations is for 2013 GHG emissions. CARB regulations implementing a cap-and-trade program, and the cap-and-trade program itself, continue to be the subject of litigation. In December 2011, a federal district court enjoined the Low Carbon Fuel Standard, another AB 32 program regulating the carbon content of transportation fuels, on constitutional commerce clause grounds.
The second law, SB 1368, required the CPUC and the California Energy Commission to adopt GHG emissions performance standards restricting the ability of California investor-owned and publicly owned utilities, respectively, to enter into long-term arrangements for the purchase of electricity. The standards that have been adopted prohibit these entities from entering into long-term financial commitments with generators that emit more than 1,100 pounds of CO2 per MW-hour (MWh) (the performance of a combined-cycle gas turbine generator). EME believes that all of its California facilities meet the SB 1368 standards.
Litigation Developments
Litigation alleging that GHG is a public and private nuisance may affect EME and Midwest Generation whether or not they are named as defendants. The law is unsettled on whether or not this litigation presents questions capable of judicial resolution or political questions that should be resolved by the legislative or executive branches. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

Employees
At December 31, 2012, EME employed 1,283 people, including employees of Midwest Generation. At December 31, 2012, Midwest Generation employed 730 people, approximately 530 of whom were covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement expires on December 31, 2013. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on March 31, 2015.

EME's and Midwest Generation's Relationship with Certain Affiliated Companies
EIX is a holding company. EME is an indirect subsidiary of EIX, and Midwest Generation is an indirect subsidiary of EME. EIX is also the corporate parent of SCE, an electric utility that serves customers in California.
EME expects that EME and EIX will continue to provide ongoing shared services to each other and to Midwest Generation in the ordinary course, consistent with the same terms and conditions on which those services have been provided in the past, as outlined in the Support Agreement. If EIX fails to provide these services, it could have a material adverse effect on EME. If the Support Agreement is consummated pursuant to a confirmed plan of reorganization, EIX will cease to own EME when EME emerges from bankruptcy.

ITEM 1A. RISK FACTORS

Risks Related to Restructuring
EME and Midwest Generation filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.
EME, Midwest Generation and the other Debtor Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, the Debtor Entities' business and operations will be subject to various risks, including but not limited to, the following:

•	it may be difficult for the Debtor Entities to obtain and maintain commercial relationships on competitive terms with customers, suppliers and others;

•	it may be difficult to retain and motivate key employees through the process of reorganization, and to attract new employees;

•
EME's and Midwest Generation's senior management will be required to spend significant time and effort dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; and

•	EME and Midwest Generation may not be able to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.
EME and Midwest Generation will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with EME's and Midwest Generation's plans. These risks and uncertainties could affect business and operations in various ways and may also affect the date of the Debtor Entities' emergence from Chapter 11 bankruptcy protection. EME and Midwest Generation cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on their business, financial condition and results of operations. These risks could affect EME's and Midwest Generation's ability to continue as going concerns.
EME may not be able to successfully implement the restructuring set forth in the Support Agreement, including the Settlement Transaction, should EME determine to do so.
The consummation of the restructuring described in the Support Agreement, should EME elect to proceed with the Support Agreement, is subject to a number of risks which include, among other things, that:

•	definitive restructuring documents may not be completed, or Bankruptcy Court approvals obtained, in accordance with the deadlines set forth in the Support Agreement;

•	the restructuring may not be accepted by the requisite number of creditors; and

•	the Support Agreement may be terminated in accordance with its terms.

If EME is unable to implement the restructuring contemplated by the Support Agreement, it is unclear whether EME, Midwest Generation and the other Debtor Entities will be able to reorganize their businesses. There can be no assurance as to the timing of receipt of required approvals or when a restructuring plan might become effective. If the restructuring contemplated by the Support Agreement is not completed, or if a protracted reorganization or liquidation were to occur, there can be no assurance as to what, if any, distribution holders of claims against, or equity interests in, the Debtor Entities ultimately would receive with respect to their claims or equity interests; in addition, the Debtor Entities could continue to face ongoing litigation and incur other significant costs.
Differences exist between the utilization of tax benefits from a statutory perspective and the manner in which payments occur under the tax-allocation agreements.
At December 31, 2012, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid for either the approximately $102 million of tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis or the $120 million of payments EME has made without a corresponding statutory tax requirement. In addition, EME is not yet, and may never be, entitled to be paid for the approximately $1,071 million of tax benefits generated by EME which have not yet been utilized in the EIX consolidated tax return. Capistrano Wind Holdings and Capistrano Wind, LLC have generated $40 million of tax benefits, $16 million, of which has been used by the EIX consolidated tax group, and all of which either payment has been received or payment is expected to be received under the tax-allocation agreements.
Upon EME's exit from the EIX consolidated tax group, or if the tax-allocation agreements terminate or expire, tax benefits that had previously been generated by EME and not utilized in the EIX consolidated tax return on a statutory basis will generally be available for use by EME in its own consolidated tax return, but may be reduced as a result of cancellation of indebtedness income (COD income) or as a result of the application of the consolidated return rules. Use of such tax benefits may also further be limited upon emergence from bankruptcy as a result of the application of limitations in sections 382 or 383 of the Internal Revenue Code if there is a change of ownership of EME. Further, upon EME's exit from the EIX consolidated tax group or if the tax-allocation agreements terminate or expire, tax benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the application of the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be payable under the tax-allocation agreements.
Certain of EME's subsidiaries receive significant services from EME and the loss of such services could have a material adverse impact on their financial condition and results of operations.
Certain of EME's subsidiaries receive significant services from EME, including, among others, cash management and accounting services. If the provision of these services were to be delayed, interrupted or otherwise halted for any reason, including as a result of the Chapter 11 Cases, this could have a material adverse impact on their financial condition and results of operations. A replacement supplier of these services may not be found within a reasonable time (or at all) and/or on economic terms that are commercially reasonable.

Liquidity Risks
EME and Midwest Generation have significant cash requirements and significant obligations, and expect to incur substantial losses in 2013 and subsequent years.
At December 31, 2012, EME, and its subsidiaries without contractual dividend restrictions, had cash and cash equivalents of $815 million, which includes Midwest Generation cash and cash equivalents of $95 million. As of December 31, 2012, EME had significant obligations including:

•	$3.7 billion senior unsecured debt and $259 million of other obligations were recorded as a liability subject to compromise (LSTC) as a result of the filing of the Chapter 11 Cases;

•	$1.4 billion in secured project level debt held by non-debtor EME subsidiaries, which is not guaranteed by EME and is not recorded in LSTC; and

•
$1.4 billion of principal and accrued interest on the intercompany loan from Midwest Generation under which EME has historically made payments to Midwest Generation. As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due on January 2, 2013. Future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases.

As of December 31, 2012, Midwest Generation had significant obligations including:

•	$434 million of lease financing obligations related to the Powerton and Joliet Sale Leaseback, which are recorded in LSTC (these obligations are guaranteed by EME); and

•	$95 million of other obligations in Midwest Generation's LSTC.
In addition, under the CPS, Midwest Generation must install certain environmental improvements or permanently retire the units. Currently, Midwest Generation estimates that its CPS compliance plan would require the installation of $585 million of environmental improvements. EME's and Midwest Generation's current financial position limits their financial flexibility, places them at a competitive disadvantage compared to competitors that have less debt and increases their vulnerability to general adverse economic and industry conditions.
EME and Midwest Generation have experienced, and continue to experience, operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, EME and Midwest Generation expect that they will incur an operating cash flow deficit and operating losses in 2013 and subsequent years. EME may be limited in the amount of capital it can contribute to Midwest Generation and a continuation of these adverse trends coupled with the need to retrofit the Midwest Generation plants to comply with governmental regulations will exhaust Midwest Generation's liquidity. If cash flow and other means for assuring liquidity are unavailable or insufficient, Midwest Generation may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. For further discussion of liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
EME's and Midwest Generation's access to additional capital may be limited and restrictive covenants may adversely affect their operations.
EME's and Midwest Generation's access to the capital markets may be limited by, among other things, the Chapter 11 Cases, their non-investment grade credit ratings, their current operating losses, their long-term business prospects, and general conditions in the financial and credit markets. In addition, the urgency of a capital-raising transaction may require them to pursue additional capital at an inopportune time. They may not be successful in obtaining additional capital for these and other reasons. An inability to access capital when needed may limit their ability to meet their operating needs and, in turn, may have a material adverse effect in their financial condition, results of operation and cash flows.
EME and/or Midwest Generation may seek a debtor-in-possession credit facility (DIP Financing) which would be used to enhance liquidity and working capital and which would be subject to Bankruptcy Court approval and other conditions. There can be no assurance that DIP Financing will be obtained in a timely manner or on commercially competitive terms. It is possible that DIP Financing could impose restrictive covenants limiting the ability of EME, Midwest Generation, or both of them to operate their businesses, finance future operations and capital needs, and take advantage of potential opportunities.
EME and Midwest Generation may not have adequate liquidity to prepay obligations or post required amounts of additional collateral.
The Chapter 11 Cases will likely continue to result in requirements that EME and Midwest Generation either prepay obligations or post significant amounts of collateral in the form of cash, short-term investments, lien capacity, and letters of credit, to support their businesses. Their commodity agreements may require them to post additional collateral under certain circumstances, including, among others, changes in commodity prices for power and fuel. Increases in collateral requirements could strain EME's and Midwest Generation's liquidity and may have a material adverse effect on their financial condition, results of operations and cash flows.
EME receives tax-allocation payments from EIX only to the extent that EME is included in the consolidated tax returns of EIX, and a payment is due to EME under the mechanics of the intercompany tax-allocation agreements. EME may be required to make tax-allocation payments to EIX.
EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX.
During 2012, the tax-allocation agreements were modified to provide for termination of EME's participation on December 31, 2013. The Settlement Transaction contemplates that EME's participation in the tax-allocation agreements would be extended through the earlier of the effective date of EME's plan of reorganization and December 31, 2014. However, there can be no assurance that the Settlement Transaction will be consummated. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Intercompany Tax-Allocation Agreement."
As a result of losses within the EIX consolidated tax group, EIX has not been able to fully utilize EME's tax benefits. Further, as a result of the tax-allocation agreements being applied to give priority to SCE generated tax benefits, EIX has not fully compensated EME for EME's tax benefits utilized by EIX. Future tax-sharing payments to EME under the tax-allocation agreements are dependent upon the future taxable income of EIX and its subsidiaries. EME does not control and has little visibility into the taxable income expected to be generated by EIX and its other subsidiaries prior to the expected separation of EME from the EIX consolidated tax group. Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013 and 2014, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss for the year ended December 31, 2012. In addition, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis for which, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."
EME is a holding company and may be limited in its ability to access funds from its subsidiaries to meet its obligations.
EME has no material assets other than the stock and other equity interests of its subsidiaries and depends upon dividends and other transfers of funds from its subsidiaries to meet its obligations. EME's subsidiaries are separate and distinct legal entities and have no obligation to provide EME with funds. The ability of EME's subsidiaries to pay dividends and make other payments to EME depends on their operating results and may be restricted by, among other things, applicable corporate and other laws, potentially adverse tax consequences, and restrictions contained in agreements entered into by the subsidiaries. If EME is unable to access the cash flow of its subsidiaries, it may have difficulty meeting its own obligations. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Restrictions in Major Financings."
The intercompany loan between Midwest Generation and EME will be subject to allowance or disallowance in the Chapter 11 Cases.
The intercompany loan between Midwest Generation (as the lender) and EME (as the borrower) will be subject to allowance or disallowance as part of the claims reconciliation process in the Chapter 11 Cases. Any party in interest in the Chapter 11 Cases will have the ability to object to any such claim. The allowance or disallowance of any claim arising under the intercompany loan could have a material impact on the recoveries of the creditors of the relative Debtor Entities.

Regulatory and Environmental Risks
EME and Midwest Generation are subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.
EME's and Midwest Generation's operations are subject to extensive and frequently changing environmental regulations with respect to, among other things, air quality, water quality and waste disposal, which involve significant and increasing costs and substantial uncertainty. They are required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify their facilities. Failure to comply with these requirements could subject them to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail operations of their projects. They may also be exposed to risks arising from past, current or future contamination at their former or existing facilities or with respect to off-site waste disposal sites that have been used in their operations.
EME and Midwest Generation devote significant resources to environmental monitoring, emissions control equipment and emission allowances to comply with environmental regulatory requirements. They believe that they are currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed enforcement actions against Midwest Generation and Homer City alleging violations of the CAA and other regulations at the Midwest Generation plants and the Homer City plant previously owned by Homer City. For more detail with respect to these matters, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement CO2 controls could adversely affect coal-fired power plants. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of EME's and Midwest Generation's facilities, particularly the Midwest Generation plants, is expected to require substantial capital expenditures for environmental controls. If EME and Midwest Generation cannot comply with all applicable regulations, they could be required to retire or suspend operations at some facilities, or restrict or modify the operations of facilities, and business, results of operations and financial condition could be adversely affected.
EME and Midwest Generation are required to surrender emission allowances equal to emissions of specific substances in connection with the operation of their facilities. This may require the purchase of allowances, which are subject to price volatility and which could be unavailable.
Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. EME and Midwest Generation cannot provide assurance that they will be able to obtain and comply with all necessary licenses, permits and approvals for their plants. If there is a delay in obtaining required approvals or permits, or if they fail to obtain and comply with such permits, the operation of their facilities may be interrupted or become subject to additional costs.
The controls required at Midwest Generation's coal plants as a result of environmental regulations, including the CPS, are expected to require material expenditures.
Capital expenditures relating to required environmental controls for the Midwest Generation plants (including the CPS, to which all of Midwest Generation's coal-fired generating units are subject) are expected to be significant. Midwest Generation voluntarily shut down coal-fired operations at the Fisk and Crawford Stations in August of 2012 and may ultimately decide to shut down other units rather than install controls. Unit shutdowns could have an adverse effect on EME's and Midwest Generation's businesses, results of operation and financial condition. For more information about environmental compliance plans, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Edison Mission Energy Overview—Midwest Generation Environmental Compliance Plans and Costs," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."
EME and Midwest Generation are subject to extensive energy industry regulation.
EME's and Midwest Generation's operations are subject to extensive regulation by governmental agencies. EME's and Midwest Generation's projects are subject to federal laws and regulations that govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operation of generation facilities, and access to transmission. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. EME and Midwest Generation must obtain and periodically renew licenses, permits and approvals for facilities in the course of business. The FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. RTOs and ISOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect EME's and Midwest Generation's results of operations. The facilities are also subject to mandatory reliability standards promulgated by NERC, compliance with which can increase the facilities' operating costs or capital expenditures.
This extensive governmental regulation creates significant risks and uncertainties for EME's and Midwest Generation's businesses. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to their facilities or operations in a manner that may have a detrimental effect on their businesses or result in significant additional costs.
The generation and transmission of electricity are dangerous and involve inherent risks of injury to employees and the general public.
Electricity and the facilities that produce and transmit it are dangerous for employees and the general public. Injuries caused by such facilities can subject EME or Midwest Generation to liabilities that, despite the existence of insurance coverage, can be significant but are also very difficult to predict. The range of possible liabilities includes amounts that could adversely affect EME's and Midwest Generation's liquidity and results of operations.

Market Risks
EME and Midwest Generation have substantial interests in merchant energy power plants which are subject to market risks related to wholesale energy prices. Wholesale energy prices have substantially declined in recent years.
EME's merchant energy power plants, including the Midwest Generation plants, do not have long-term power purchase agreements. Consequently, these projects are subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the power plants. Unlike most other commodities, electric power can be stored economically only on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Midwest Generation plants, EME and Midwest Generation have concentrated exposure to market conditions and fluctuations in PJM. The prices at which the Midwest Generation plants can sell their power and capacity have declined significantly due largely to lower priced natural gas which supplies power plants that compete with the Midwest Generation plants, the increased use of demand response technology, and changes in final demand for power during the economic slowdown.
Market prices of energy, capacity and ancillary services sold from these power plants are influenced by multiple factors beyond the control of EME and Midwest Generation, and thus there is considerable uncertainty whether or when current depressed prices will recover. Hedging activities may not cover the entire exposure of their assets or positions to market price volatility, and the level of coverage will vary over time. The effectiveness of hedging activities may depend on the amount of credit available to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than anticipated or difficult to meet. There is no assurance that EME's and Midwest Generation's hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."
EME's and Midwest Generation's financial results can be affected by changes in prices, transportation cost, and supply interruptions related to fuel, sorbents, and other commodities used for power generation and emission controls.
In addition to volatile power prices, EME's and Midwest Generation's businesses are subject to changes in the cost of fuel, sorbents, and other commodities used for power generation and emission controls, and in the cost of transportation. These costs can be volatile and are influenced by many factors outside EME's and Midwest Generation's control. The price at which energy can be sold may not rise or fall at the same rate as a corresponding rise or fall in commodity costs. Operations at the Midwest Generation plants are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers and is transported by rail under a multi-year, long-term transportation contract. All of these factors may have an adverse effect on EME's and Midwest Generation's financial condition and results of operations. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Coal Price Risk."
Competition could adversely affect EME's and Midwest Generation's businesses.
EME and Midwest Generation have numerous competitors in all aspects of their businesses, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, greater ability to withstand losses, larger staffs or more experience. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect EME's and Midwest Generation's ability to compete effectively in the markets in which those entities operate. Newer plants owned by competitors are often more efficient than the Midwest Generation plants and some of EME's older facilities and may also have lower costs of operation. Over time, some merchant facilities may become obsolete in their markets, or be unable to compete with such plants.

Operating Risks
EME's and Midwest Generation's capital projects may not be successful.
EME's and Midwest Generation's capital projects are subject to risks including, without limitation, risks related to financing, construction, permitting, and governmental approvals. Significant expenditures may be required before a project is determined to be feasible or economically attractive. The timing of such projects may be delayed beyond the date that equipment is ready for installation, in which case they may be required to incur material equipment and/or material costs with no deployment plan at delivery.

EME's and Midwest Generation's projects may be affected by general operating risks and hazards customary in the power generation industry, and there may not be adequate insurance to cover all these hazards.
The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. EME's and Midwest Generation's operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that their insurance will be sufficient or effective under all circumstances or protect against all hazards to which they may be subject or that insurance coverage will continue to be available on terms similar to those presently available, or at all. The Midwest Generation plants are older facilities that are subject to higher risks of failure or outage, and EME has experienced serial defects in certain models of wind turbines deployed at its wind projects.
EME and Midwest Generation may be unable to retain and attract skilled personnel.
Uncertainties concerning the Chapter 11 Cases could affect EME's and Midwest Generation's ability to retain and attract qualified personnel with necessary applicable experience. If they are unable to successfully retain and attract an appropriately qualified workforce, their results of operations will be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
EME's and Midwest Generation's power generation and ancillary facilities are described in "Item 1. Business—Overview of EME Facilities" and "Merchant Power Plants—Midwest Generation Plants," respectively. Most of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.
EME leases its principal office in Santa Ana, California. The office lease is currently for approximately 85,000 square feet and expires on December 31, 2020. EME also leases office space in Chicago, Illinois; Bolingbrook, Illinois; and Boston, Massachusetts. The Chicago lease is for approximately 8,000 square feet and expires on November 30, 2016. The Bolingbrook lease is for approximately 20,000 square feet and expires on March 31, 2014. The Boston lease is for approximately 35,000 square feet and expires on September 30, 2017. Some of the leases contain extension and/or early termination options.

ITEM 3. LEGAL PROCEEDINGS
For a discussion of the material legal proceedings specifically affecting EME and Midwest Generation, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

ITEM 4. MINE SAFETY DISCLOSURES (EME only)
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters are discussed below and are detailed further in Exhibit 95 included in this annual report.
Ambit, in which EME has a 50% indirect ownership interest, is an operator of coal mines that are subject to the Federal Mine Safety and Health Act of 1977 (the Mine Act). On July 10, 2012, Ambit was issued Citation Number 7103676 for excessive dust conditions on a haul road at its Barrackville site. The citation was issued as Significant & Substantial under Section 104 of the Mine Act and was issued directly to Ambit under its MSHA Mine ID Number (46-08264). The proposed penalty was one hundred dollars.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EME
All the outstanding common stock of EME is, as of the date hereof, owned by Mission Energy Holding Company, which is a wholly owned subsidiary of Edison Mission Group Inc., a wholly owned subsidiary of EIX. There is no market for EME's common stock. Dividends on EME's common stock are paid when declared by EME's board of directors. EME did not pay or declare any dividends during 2012, 2011 and 2010. For more information about dividend restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Restrictions in Major Financings" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Midwest Generation
Midwest Generation is wholly owned by Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. There is no market for Midwest Generation's membership interest.
Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $225 million in 2011 and $125 million in 2010. No cash distributions were made by Midwest Generation in 2012. For more information about distributions and restrictions on distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Midwest Generation Equity Distributions and Tax Payments" and "—Dividend Restrictions in Major Financings."

ITEM 6. SELECTED FINANCIAL DATA
EME
The following selected financial data was derived from EME's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to the financial statements, included in this annual report. Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and all previously issued financial statements have been restated to reflect discontinued operations reported subsequent to the original issuance date.

	Years Ended December 31,
(in millions)	2012	2011	2010	2009	2008
INCOME STATEMENT DATA
Operating Revenues	$1,287	$1,653	$1,788	$1,715	$2,095
Operating Expenses[1]	1,615	2,351	1,594	1,511	1,441
Operating income (loss)	(328)	(698)	194	204	654
Income (loss) from continuing operations before reorganization items and income taxes	(594)	(888)	65	32	537
Reorganization items	43	—	—	—	—
Provision (benefit) for income taxes	160	(441)	(16)	(60)	167
Income (loss) from continuing operations	(797)	(447)	81	92	370
Income (loss) from operations of discontinued subsidiaries, net of tax	(112)	(632)	82	102	131
Net Income (Loss)	(909)	(1,079)	163	194	501
Net (Income) Loss Attributable to Noncontrolling Interests	(16)	1	1	3	—
Net Income (Loss) Attributable to EME Common Shareholder	$(925)	$(1,078)	$164	$197	$501

[1]
Operating expenses in 2012 and 2011 included $15 million and $704 million of asset impairment charges, respectively. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

	December 31,
(in millions)	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Current assets	$1,323	$1,941	$1,579	$1,554	$2,439
Total assets	7,520	8,323	9,321	8,633	9,080
Current liabilities	820	548	497	557	668
Long-term debt net of current portion	749	4,855	4,342	3,929	4,638
Liabilities subject to compromise	3,959	—	—	—	—
Total EME common shareholder's equity	444	1,662	2,817	2,761	2,684

Midwest Generation
The following selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
(in millions)	2012	2011	2010	2009	2008
INCOME STATEMENT DATA
Operating revenues from marketing affiliate	$892	$1,286	$1,479	$1,487	$1,778
Operating expenses[1]	2,489	1,802	1,191	1,117	1,068
Operating income (loss)	(1,597)	(516)	288	370	710
Interest and other income	77	74	69	55	50
Income (loss) before reorganization items and income taxes	(1,520)	(442)	357	425	760
Reorganization items	6	—	—	—	—
Provision (benefit) for income taxes	(62)	(172)	142	166	283
Net income (loss)	$(1,464)	$(270)	$215	$259	$477

[1]
Operating expenses in 2012 included a $1.4 billion charge for a valuation allowance on Midwest Generation's note receivable from EME. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions." Operating expenses in 2011 included asset impairment charges of $640 million. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

	December 31,
(in millions)	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Current assets	$322	$610	$680	$677	$1,193
Total assets	2,428	4,190	4,942	5,063	5,711
Current liabilities	41	239	263	333	380
Long-term debt	—	—	—	—	475
Lease financings, net of current portion	2	439	556	665	785
Liabilities subject to compromise	529	—	—	—	—
Other long-term obligations	190	243	345	320	296
Member's equity	1,666	3,269	3,778	3,745	3,775

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EDISON MISSION ENERGY OVERVIEW
EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers, or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its EMMT subsidiary.

Highlights of Operating Results
Net loss attributable to EME common shareholder is composed of the following components:

	Years Ended December 31,			Year Ended December 31, 2010
(in millions)	2012	2011	Change
Net income (loss) attributable to EME common shareholder	$(925)	$(1,078)	$153	$164
Less: Non-Core Items - Net of Tax
Asset impairments and other charges
Midwest Generation plants	—	(386)	386	—
Wind projects and other charges	—	(41)	41	—
Ambit project	(9)	—	(9)	—
Write-off of capitalized costs	—	—	—	(24)
Gain on sale of March Point	—	5	(5)	—
Settlement of tax disputes	—	—	—	16
Tax valuation allowance	(438)	—	(438)	—
Reorganization items	(25)	—	(25)	—
Income (loss) from discontinued operations	(112)	(632)	520	82
Total non-core items	(584)	(1,054)	470	74
Core Earnings (Loss)	$(341)	$(24)	$(317)	$90
EME's earnings (loss) is prepared in accordance with United States generally accepted accounting principles (GAAP). Management uses core earnings (loss) internally for financial planning and for analysis of performance and when communicating with external stakeholders regarding EME's earnings results to facilitate comparisons of EME's performance from period to period. Core earnings (loss) is a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (loss) is defined as net income (loss) attributable to EME's shareholder excluding income (loss) from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings such as: exit activities, sale of assets, early debt extinguishment costs, other activities that are no longer continuing, asset impairments, reorganization items, and certain tax, regulatory or legal proceedings.
EME's core loss in 2012 increased compared to 2011 primarily due to the following pre-tax items:

•
$351 million increase in loss from the Midwest Generation plants primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation.

•	$24 million decrease in the results of Sunrise due to the transition from sales under a long-term power purchase agreement to merchant operations;

•
$15 million decrease in the results of the Big 4 Projects and the Westside Projects due to lower energy margins resulting from lower natural gas prices in 2012 and due to additional revenue in 2011 from a CPUC-approved settlement that provided for price adjustments for energy sold prior to the settlement as discussed in "Item 1. Business—Contracted Power Plants–Domestic—Natural Gas";

•	$15 million lower income from distributions received from Doga;

•	$8 million decrease in energy trading due to lower revenues from trading power and PJM congestion contracts;

•
$4 million increase in interest expense primarily due to new project financings, partially offset by the cessation of interest accrual on EME's unsecured senior notes upon the filing of the Chapter 11 Cases; and

•
$12 million decrease in renewable energy income attributable to income allocated to outside investors in Capistrano Wind Partners partially offset by income from projects that achieved commercial operations in the second half of 2011 and 2012.

EME had a core loss in 2011 compared to core earnings in 2010 primarily due to the following pre-tax items:

•	$206 million decrease in income from the Midwest Generation plants primarily due to lower average realized energy and capacity prices and generation;

•	$60 million increase in interest expense due to new energy project financings ($33 million) and lower capitalized interest ($27 million);

•
$36 million decrease in energy trading due to reduced revenues from trading power contracts and the allocation to Homer City of benefits from an arrangement that allowed EMMT to deliver a portion of Homer City's power into the New York Independent System Operator (NYISO); and

•
The decrease was partially offset by an $18 million increase in renewable energy income due to the increase in wind projects in operation coupled with higher generation due to more favorable wind conditions, partially offset by lower realized energy prices at the merchant wind projects.

Non-core items in 2012 included:

•	An earnings charge of $438 million resulting from the tax valuation allowance recorded in the fourth quarter of 2012;

•
Classification of $112 million loss as discontinued operations, primarily related to Homer City , including an after-tax earnings charge of $53 million ($89 million pre-tax) to reflect the ultimate carrying value of assets and liabilities transferred to an affiliate of GECC;

•	An after-tax earnings charge of $25 million ($43 million pre-tax) related to reorganization items recorded in the fourth quarter of 2012 due to the filing of the Chapter 11 Cases; and

•	An after-tax earnings charge of $9 million ($15 million pre-tax) recorded in the fourth quarter of 2012 resulting from the recognition of an impairment of Ambit.
Non-core items in 2011 included:

•
Classification of $632 million loss as discontinued operations, primarily related to Homer City, including an after-tax earnings charge of $623 million ($1,032 million pre-tax) recorded in the fourth quarter of 2011 resulting from the write-off of prepaid rent and leasehold improvements related to the Homer City lease;

•	An after-tax earnings charge of $386 million ($640 million pre-tax) recorded in the fourth quarter of 2011 resulting from the impairment of the Fisk, Crawford and Waukegan Stations;

•	An after-tax earnings charge of $18 million ($30 million pre-tax) recorded in the fourth quarter of 2011 related to the write-down of five wind projects, totaling 158 MW of generating capacity;

•	An after-tax earnings charge of $23 million ($36 million pre-tax) in 2011 resulting primarily from EME's decision to reduce its development pipeline and ongoing development activities; and

•	An after-tax earnings benefit of $5 million in 2011 from the sale of the March Point project.

Management's Overview
During 2012, EME and Midwest Generation experienced operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. These operating losses are a continuation of trends initially experienced in the fourth quarter of 2011. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations were expected to exhaust EME and Midwest Generation's liquidity. Consequently, on December 17, 2012, the Debtor Entities filed the Chapter 11 Cases. The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases.
Following extensive discussions with certain of the Noteholders and EIX regarding EME's financial condition, in December 2012, EME entered into the Support Agreement with these parties that, pursuant to a plan of reorganization and pending court approval, would transition EIX's equity interest to EME's creditors, retire existing public debt, and enhance EME's access to liquidity. Under the Support Agreement, each party agrees to support Bankruptcy Court approval of certain transactions. In addition, the Support Agreement contemplates that EME will seek authority to enter into the Settlement Transaction. Under the Settlement Transaction, among other things:

•
Certain claims between EME, EIX, and the Noteholders who have signed the Support Agreement would be released prior to the effective date of a plan of reorganization, subject to the parties continuing performance of their obligations under the Support Agreement;

•
The application of the Edison Mission Group and Mission Energy Holding Company tax-allocation agreements to EME would be extended through the earlier of the effective date of a plan of reorganization with respect to EME or December 31, 2014;

•	EIX would cease to own EME when EME emerges from bankruptcy pursuant to a plan of reorganization; and

•	Upon effectiveness of a plan of reorganization with respect to EME, EIX would assume approximately $200 million of EME's employee retirement related liabilities.
Under the Support Agreement, among other things:

•	EME will pay the reasonable and documented fees and expenses of the professional advisors to the Noteholders in connection with the Settlement Transaction;

•	EME will consult with the professional advisors to the Noteholders regarding material decisions during the pendency of its Chapter 11 Cases; and

•
EME agrees to seek the reasonable consent of the Noteholders to make material capital expenditures or payments with respect to the Powerton Station and Units 7 and 8 of Joliet Station, which are facilities subject to the Powerton and Joliet Sale Leaseback.

Prior to the consummation of the Settlement Transaction and the releases contained therein, EME may terminate the Support Agreement and consider any alternative transaction. If the Settlement Transaction and release described above is not approved by July 15, 2013, the Support Agreement is subject to termination.
The filing of the Chapter 11 Cases constitutes events of default of Midwest Generation's obligations under the Powerton and Joliet Sale Leaseback, and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. On December 16, 2012, EME and Midwest Generation entered into a forbearance agreement with the Powerton and Joliet leases' owner-lessors, the owner-lessors' equity owners, and approximately 72 percent of the holders of the Senior Lease Obligation Bonds. Under the terms of the agreement, the parties agreed to forbear from exercising certain rights and remedies for 60 days. Under the terms of the agreement, Midwest Generation did not make the scheduled payments of $76 million on January 2, 2013 but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. On February 28, 2013, the parties agreed to extend the forbearance agreement until the earlier of April 5, 2013 or notice of withdrawal from the agreement by approximately 60 percent of the holders of the Senior Lease Obligation Bonds. The Chapter 11 Cases may also constitute events of default under the $191 million nonrecourse financing of the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects (the Viento II Financing) and the $69 million nonrecourse financing of the High Lonesome wind project. Short-term forbearance agreements have been executed with the lenders and the EME subsidiary borrowers to these financing agreements and, as a result, the EME subsidiaries that have obligations pursuant to these financings are currently not included in the Chapter 11 Cases. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.
The filing of the Chapter 11 Cases has implications to the future ability of EME to collect tax-allocation payments. Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive tax sharing payments for tax losses and credits generated by EME. During 2012, the tax-allocation agreements were modified to provide for termination of EME's participation on December 31, 2013. The Settlement Transaction contemplates that EME's participation in the tax-allocation agreements would be extended through the earlier of the effective date of EME's plan of reorganization and December 31, 2014. However, there can be no assurance that the Settlement Transaction will be consummated. Upon EME's exit from the EIX consolidated tax group, or if the tax-allocation agreements terminate or expire, tax benefits that had previously been generated by EME and not utilized in the EIX consolidated tax return on a statutory basis will generally be available for use by EME in its own consolidated tax return, but may be reduced as a result of cancellation of indebtedness income (COD income) or as a result of the application of the consolidated return rules. Use of such tax benefits may also further be limited upon emergence from bankruptcy as a result of the application of limitations in sections 382 or 383 of the Internal Revenue Code if there is a change of ownership of EME. Further, upon EME's exit from the EIX consolidated tax group or if the tax-allocation agreements terminate or expire, tax benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the application of the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be payable under the tax-allocation agreements. At December 31, 2012, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid for either the approximately $102 million of tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis or the $120 million of payments EME has made without a corresponding statutory tax requirement. In addition, EME is not yet, and may never be, entitled to be paid for the approximately $1,071 million of tax benefits generated by EME which have not yet been utilized in the EIX consolidated tax return. Capistrano Wind Holdings and Capistrano Wind, LLC have generated $40 million of tax benefits, $16 million, of which has been used by the EIX consolidated tax group, and all of which either payment has been received or payment is expected to be received under the tax-allocation agreements. The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. EME and Midwest Generation are currently developing a plan for their restructuring, but there is no assurance such a plan will be successfully implemented. EME's and Midwest Generation's ability to continue as going concerns is dependent on many factors, including the successful development of a confirmed plan of reorganization and an emergence from bankruptcy. Uncertainty as to the outcome of these factors raises substantial doubt about EME's and Midwest Generation's ability to continue as going concerns.

Construction and Development Activities
Recent developments related to EME's construction and development activities include:

•
Commercial operation of the Crofton Bluffs and Broken Bow I wind projects commenced on November 1, 2012 and December 1, 2012, respectively. Each project receives production tax credits and has executed a long-term power purchase agreement. In December 2012 and January 2013, EME sold Crofton Bluffs and Broken Bow I, respectively, to Capistrano Wind Partners. For further discussion see "Item 8. Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."

•
In December 2012, EME began start-up and testing at the Walnut Creek project. Construction on the project began in June 2011. The project is expected to achieve commercial operation before June 2013 and to qualify for 50% bonus depreciation.

Midwest Generation Environmental Compliance Plans and Costs
In 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of activated carbon injection systems, Selective Non-Catalytic Reduction (SNCR) systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Decisions whether or not to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units or curtail generation, instead of installing controls, to be in compliance with the CPS. During the third quarter of 2012, the Illinois Pollution Control Board granted Midwest Generation's request to extend Waukegan Unit 7's unit specific retrofit requirements from December 31, 2013 to December 31, 2014. Midwest Generation has also requested from the Illinois Pollution Control Board a variance from the system-wide annual SO2 emission rate in 2015 and 2016 and an extension of Waukegan Unit 8's unit specific retrofit requirements from December 31, 2014 until May 31, 2015. There is no assurance that these requests will be granted.

Midwest Generation voluntarily ceased coal-fired operations at the Crawford and Fisk Stations in August 2012, however, other units that are not retrofitted may continue to operate for as long as regulations and law allow. Final decisions to retrofit or shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, and the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. Based on work to date, the estimated costs of retrofitting the Midwest Generation plants are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$59
Joliet 7	111	Waukegan 8	64
Joliet 8	124	Will County 3	104
Powerton 5	127	Will County 4	90
Powerton 6	69
Waukegan Unit 7 and Will County Unit 3 are subject to unique CPS requirement to convert hot-side electrostatic precipitator (ESP) equipment to cold-side ESP or fabric filtration equipment. For further discussion related to impairment policies on EME and Midwest Generation's unit of account, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."
Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds, receive additional contributions from EME or find other sources of capital to fund the retrofits of its coal-fired plants. EME's ability to provide capital to Midwest Generation is subject to its own liquidity constraints and oversight by EME's creditors.
For additional discussion of environmental regulatory developments, see “Item 1. Business—Environmental Matters and Regulations" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

Homer City Lease
On September 21, 2012, Homer City and Homer City Generation, L.P., an affiliate of GECC, entered into the Homer City Master Transaction Agreement (MTA) for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On December 14, 2012, the transaction closed and Homer City Generation, L.P. assumed control of Homer City.
Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012. The charge was reduced to $89 million ($53 million after tax) when the transaction closed to reflect the ultimate carrying value of assets and liabilities transferred to Homer City Generation, L.P. As part of the closing, Homer City Generation, L.P. agreed to waive Homer City's contractual obligation to Homer City Generation L.P. to establish and fund voluntary employee beneficiary association trusts as originally required under the MTA.
For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 14. Discontinued Operations."

Non-GAAP Performance Measures
EME considers earnings or loss before interest, taxes, depreciation and amortization and restructuring items (Adjusted EBITDAR) and adjusted operating income or loss (AOI) key operational metrics. These non-GAAP financial measures reflect an additional way of viewing EME's business and augment the understanding of facts and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and may not be comparable to those of other companies' non-GAAP financial measures having the same or similar names.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Restructuring Items
Adjusted EBITDAR is equal to net income (loss) under GAAP before interest expense, income tax expense (benefit), depreciation and amortization expense, production tax credits from EME's wind projects, and excludes amounts from gain on sale of assets, loss on early extinguishment of debt and leases, impairment of assets and investments, and reorganization items. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Management believes that Adjusted EBITDAR is another way to measure financial performance on an ongoing basis. The following table reconciles EBITDAR to net income (loss) attributable to the EME common shareholder on EME's consolidated statements of operations:

	Years Ended December 31,
(in millions)	2012	2011	2010
Adjusted EBITDAR	$80	$495	$661
Depreciation and amortization	(268)	(289)	(229)
Net interest expense	(324)	(321)	(260)
Asset impairment and other charges[1]	(28)	(714)	(44)
Reorganization items	(43)	—	—
(Provision) benefit for income taxes[2]	(230)	375	(46)
Gain on sale of investments[3]	—	8	—
Income (loss) from operations of discontinued subsidiaries, net of tax	(112)	(632)	82
Net income (loss) attributable to EME common shareholder	$(925)	$(1,078)	$164

[1]	For additional information see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

[2]	Provision (benefit) for income taxes includes the impact of production tax credits. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

[3]	Reflects the sale of March Point in 2011.

Adjusted Operating Income
AOI is equal to operating income (loss) under GAAP, plus equity in income of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income or loss attributable to noncontrolling interests. Production tax credits are recognized as wind energy is generated based on a per-kilowatt-hour rate prescribed in applicable federal and state statutes. Management believes that inclusion of earnings of unconsolidated affiliates, dividend income from projects, production tax credits, other income and expenses, and net income or loss attributable to noncontrolling interests in AOI is meaningful for investors as these components are integral to the operating results of EME. The following table shows the AOI of EME's projects:

	Years Ended December 31,
(in millions)	2012	2011	2010
Midwest Generation plants	$(253)	$(542)	$264
Renewable energy projects	57	39	51
Energy trading	66	74	110
Big 4 Projects	36	44	52
Sunrise	8	32	33
Doga	11	26	15
March Point	—	8	17
Westside Projects	—	7	1
Other projects	(8)	9	9
Other operating income (expense)[1]	1	(36)	—
	(82)	(339)	552
Corporate administrative and general	(115)	(137)	(145)
Corporate depreciation and amortization	(20)	(24)	(19)
AOI[2]	$(217)	$(500)	$388

[1]
In 2011, primarily related to EME's decision to reduce its development pipeline and ongoing development activities. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

The following table reconciles AOI to operating income (loss) as reflected on EME's consolidated statements of operations:

	Years Ended December 31,
(in millions)	2012	2011	2010
AOI	$(217)	$(500)	$388
Less:
Equity in income of unconsolidated affiliates	46	86	104
Dividend income from projects	12	30	19
Production tax credits	69	66	62
Other income (loss), net	—	15	8
Net (income) loss attributable to noncontrolling interests	(16)	1	1
Consolidated EME Operating Income (Loss)	$(328)	$(698)	$194

MIDWEST GENERATION, LLC
Results of Operations
As of December 31, 2012, Midwest Generation operates 4,619 MW of total net physical capacity at the Midwest Generation plants.
In accordance with GAAP, Midwest Generation accounts for the Powerton and Joliet Sale Leaseback as a lease financing in its separate consolidated financial statements. Accordingly, Midwest Generation records the power plants as assets in a similar manner to a capital lease and records depreciation expense from the power plants and interest expense from the lease financing. For additional discussion of the Powerton and Joliet Sale Leaseback, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Sale Leaseback."
The following table reconciles Midwest Generation's results of operations to the EME consolidated AOI results of the Midwest Generation plants as reported by EME (EME AOI):

	Years Ended December 31,
	2012			2011			2010
(in millions)	Midwest Generation	Consoli- dation Adjust- ments	EME AOI	Midwest Generation	Consoli- dation Adjust- ments	EME AOI	Midwest Generation	Consoli- dation Adjust- ments	EME AOI
Operating Revenues	892	—	892	1,286	—	1,286	1,479	—	1,479
Operating Expenses
Fuel	582	—	582	512	—	512	519	—	519
Plant operations	369	—	369	457	(1)	456	447	1	448
Plant operating leases[1]	—	75	75	—	75	75	—	75	75
Depreciation and amortization[2]	128	(41)	87	158	(41)	117	155	(41)	114
Asset impairments and other charges	14	—	14	653	(3)	650	48	(6)	42
Administrative and general	18	—	18	22	—	22	22	—	22
Impairment of loan to affiliate[3]	1,378	(1,378)	—	—	—	—	—	—	—
Total operating expenses	2,489	(1,344)	1,145	1,802	30	1,832	1,191	29	1,220
Operating Income (Loss)	(1,597)	1,344	(253)	(516)	(30)	(546)	288	(29)	259
Other Income	—	—	—	3	1	4	5	—	5
AOI	(1,597)	1,344	(253)	(513)	(29)	(542)	293	(29)	264

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]	The consolidation adjustment represents depreciation recorded by Midwest Generation for the Powerton and Joliet Sale Leaseback accounted for as a lease financing.

[3]
Represents the valuation allowance charge recorded by Midwest Generation on its note receivable from EME. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions."

The following table presents key additional data for Midwest Generation:

	Years Ended December 31,
	2012	2011	2010
Statistics[1]
Generation (in GWh)	22,913	28,145	29,798
Aggregate plant performance
Equivalent availability	85.9%	82.9%	82.2%
Capacity factor	53.6%	62.2%	62.3%
Load factor	62.4%	75.0%	75.8%
Forced outage rate	4.6%	5.3%	6.2%
Average realized price/MWh	$34.26	$36.83	$40.12
Capacity revenues only (in millions)	$97	$244	$263
Average realized fuel costs/MWh	$24.62	$18.06	$17.17

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

Operating Income (Loss)
Midwest Generation's operating loss increased $1.1 billion in 2012 compared to 2011. Excluding a $1.4 billion affiliate loan impairment charge in 2012 and $640 million of impairment charges in 2011, both discussed below, Midwest Generation's operating loss increased $343 million in 2012 primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch. Lower planned maintenance costs were the result of a reduction in scope related to the voluntary shutdown of coal-fired operations at the Fisk and Crawford Stations in 2012, cost savings on the execution of projects and the deferral of projects into future years.
As a result of the Chapter 11 Cases, Midwest Generation determined that it was probable a loss would be realized in connection with its intercompany loan with EME. Payments due under the intercompany loan have not been made and Midwest Generation is unable to determine whether any future payments will be made. As a result, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, during the fourth quarter of 2012. In addition, during the fourth quarter of 2011, Midwest Generation recorded a $640 million charge resulting from the impairment of the long-lived assets of the Fisk, Crawford and Waukegan Stations. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges" and "—Note 15. Related Party Transactions."
Midwest Generation's operating loss was $516 million in 2011 compared to operating income of $288 million in 2010. Excluding the $640 million of impairment charges, the 2011 decrease in operating income was primarily attributable to lower energy and capacity revenues and generation. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS. The decline in capacity revenues was due to lower capacity prices from the RPM auction. In addition, the change in operating income was impacted by a $40 million pre-tax charge in 2010 related to the write-off of capitalized engineering and other costs related to a change in air emissions control technology at the Powerton Station and a $24 million gain from the sale of bankruptcy claims against Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc. (Lehman Brothers). The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman Brothers.
Included in fuel costs were $3 million and $13 million in 2011 and 2010, respectively, related to the net cost of emission allowances. Midwest Generation did not have any emission allowances costs in 2012. Also included in fuel costs were unrealized losses of $4 million, $4 million and $7 million in 2012, 2011 and 2010, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs.

Reconciliation of Non-GAAP Disclosures and Statistical Definitions
Average realized energy price and average realized fuel costs are presented as an aid in understanding the operating results of Midwest Generation. These statistical measures are both non-GAAP performance measures since they exclude unrealized gains or losses recorded as operating revenues or fuel costs. Management believes that these measures are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices. These measures may not be comparable to those of other companies.

Average Realized Energy Price
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenues adjusted for unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price. The following table shows the average realized energy price for Midwest Generation:

(in millions)	Years Ended December 31,
	2012	2011	2010
Operating revenues	$892	$1,286	$1,479
Adjusted for:
Unrealized (gains) losses	2	(3)	6
Capacity and other revenues[1]	(109)	(247)	(290)
Realized revenues	$785	$1,036	$1,195
Generation (in GWh)	22,913	28,145	29,798
Average realized energy price/MWh	$34.26	$36.83	$40.12

[1]	A gain from the sale of the bankruptcy claims against Lehman Brothers is included in 2010.
A reconciliation of the operating revenues of Midwest Generation presented in the preceding table and renewable energy projects presented in "Edison Mission Energy—Results of Operations—Renewable Energy Projects" to consolidated EME operating revenues is set forth below:

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating revenues
Midwest Generation	$892	$1,286	$1,479
EME Renewable energy projects	255	221	137
Other EME subsidiaries	140	146	172
Consolidated EME operating revenues as reported	$1,287	$1,653	$1,788

Average Realized Fuel Costs
The average realized fuel costs for Midwest Generation reflects the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) and the cost of coal sales by (ii) generation as shown in the table below:

(in millions)	Years Ended December 31,
	2012	2011	2010
Fuel costs	$582	$512	$519
Adjusted for:
Unrealized losses	(4)	(4)	(7)
Cost of coal sales[1]	(14)	—	—
Realized fuel costs	$564	$508	$512
Generation (in GWh)	22,913	28,145	29,798
Average realized fuel costs/MWh	$24.62	$18.06	$17.17

[1]	During 2012, Midwest Generation sold one million tons of coal.
A reconciliation of the fuel costs of Midwest Generation to consolidated EME fuel costs is set forth below:

	Years Ended December 31,
(in millions)	2012	2011	2010
Fuel costs
Midwest Generation	$582	$512	$519
Other EME subsidiaries	20	18	12
Consolidated EME fuel costs as reported	$602	$530	$531

Statistical Definitions

•
Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The Midwest Generation plants are not available during periods of planned and unplanned maintenance. The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

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

•	The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by NERC. Examples include floods, tornado damage and transmission outages.

Other Income (Expense)

	Years Ended December 31,
(in millions)	2012	2011	2010
Interest and other income	$—	$3	$5
Interest income from affiliate	110	111	112
Interest expense	(33)	(40)	(48)
Total other income	$77	$74	$69
Interest expense decreased $7 million in 2012 from 2011 and $8 million in 2011 from 2010. The decreases were primarily due to lower interest related to the Powerton and Joliet Sale Leaseback. Subsequent to the filing of the Chapter 11 Cases,

Midwest Generation classified $13 million of accrued interest due on the Powerton and Joliet Sale Leaseback as LSTC but did not cease accruing interest on its capital lease obligation.

Income Taxes
Midwest Generation's effective tax rates were 4%, 39% and 40% in 2012, 2011 and 2010, respectively. The valuation allowance Midwest Generation recorded in 2012 resulted in a significant variance between the effective tax rate and the statutory rate. Midwest Generation's effective tax rate in 2011 and 2010 varied from the federal statutory rate of 35% primarily due to state income taxes. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Related Party Transactions
For a discussion of related party transactions, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements" and "—Note 15. Related Party Transactions."

New Accounting Guidance
For a discussion of new accounting guidance affecting Midwest Generation see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

EDISON MISSION ENERGY
Results of Operations
Midwest Generation Plants
In accordance with GAAP, EME records rent expense related to the Powerton and Joliet Sale Leaseback on a levelized basis over the terms of the respective leases, which is reflected below under plant operating leases. Neither the value of the leased assets nor the lessor debt is reflected on EME's consolidated balance sheet. For additional discussion of the Powerton and Joliet Sale Leaseback, see "Liquidity and Capital Resources—Off-Balance Sheet Transactions—Sale Leaseback."
The following table presents AOI for the Midwest Generation plants as part of the consolidated financial statements of EME:

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues	$892	$1,286	$1,479
Operating Expenses
Fuel	582	512	519
Plant operations	369	456	448
Plant operating leases	75	75	75
Depreciation and amortization	87	117	114
Asset impairments and other charges	14	650	42
Administrative and general	18	22	22
Total operating expenses	1,145	1,832	1,220
Operating Income (Loss)	(253)	(546)	259
Other Income	—	4	5
AOI	$(253)	$(542)	$264
For a discussion of Midwest Generation's operating results and additional data for the Midwest Generation plants, see "Midwest Generation, LLC—Results of Operations."

Renewable Energy Projects
The following table presents AOI and key performance measures related to EME's renewable energy projects:

	Years Ended December 31,
(in millions, except operating data)	2012	2011	2010
Operating Revenues	$255	$221	$137
Production Tax Credits	69	66	62
	324	287	199
Operating Expenses
Plant operations	89	78	55
Depreciation and amortization	155	141	89
Asset impairments and other charges	—	30	3
Administrative and general	6	4	3
Total operating expenses	250	253	150
Equity in income from unconsolidated affiliates	(1)	1	—
Other Income	—	3	2
Net (Income) Loss Attributable to Noncontrolling Interests	(16)	1	—
AOI	$57	$39	$51
Statistics[1]
Generation (in GWh)[2]	5,991	5,564	3,646
Aggregate plant performance[2]
Equivalent availability[3]	93.5%	91.7%	91.8%
Capacity factor	34.9%	35.6%	33.0%

[1]	The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

[2]	Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 5,197 GWh in 2012, 4,816 GWh in 2011 and 3,037 GWh in 2010.

[3]
Equivalent availability for renewable energy projects reflects the impact of the projects inability to generate power at full capacity, including outages due to regular maintenance. Equivalent availability is defined as the number of MWh the units are available to generate electricity divided by the product of the capacity of the units (in MW) and the number of hours in the period.

AOI from renewable energy projects, excluding the $30 million impairment charge recorded in 2011, decreased $12 million in 2012 compared to 2011 and increased $18 million in 2011 compared to 2010. For further discussion of the 2011 impairment charge, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges." The 2012 decrease was primarily attributable to income allocated to outside investors in Capistrano Wind Partners partially offset by income from projects that achieved commercial operations in the second half of 2011 and 2012. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital." EME's share of installed capacity of new wind projects that commenced operations during 2012, 2011 and 2010 was 88 MW, 295 MW and 150 MW, respectively.
The 2011 increase was primarily due to the increase in wind projects in operation coupled with higher generation due to more favorable wind conditions, partially offset by lower realized energy prices at the merchant wind projects. AOI in 2010 included payments from Suzlon Wind Energy Corporation for availability losses of $2 million. Payments under the availability guarantee are designed to compensate EME for lost earnings, including production tax credits and are paid on a pre-tax basis. The payments impact period-to-period comparisons that include production tax credits, which are after tax.

The following table reconciles AOI from EME's renewable energy projects to its operating income as included in EME's consolidated statements of operations:

	Years Ended December 31,
(in millions)	2012	2011	2010
AOI	$57	$39	$51
Less:
Equity in income of unconsolidated affiliates	(1)	1	—
Production tax credits	69	66	62
Other income	—	3	2
Net (income) loss attributable to noncontrolling interests	(16)	1	—
Operating Income (Loss)	$5	$(32)	$(13)

Energy Trading
AOI from energy trading activities decreased $8 million in 2012 compared to 2011 and $36 million in 2011 compared to 2010. The 2012 decrease was primarily due to lower revenues from trading power and PJM congestion contracts. The 2011 decrease was due to reduced revenues from trading power contracts partially offset by increased congestion revenues due to outages in the PJM markets. The 2011 decrease is also partially due the allocation to Homer City of benefits from an arrangement that allowed EMMT to deliver a portion of Homer City's power into the NYISO. For additional information regarding Homer City, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Discontinued Operations."

Adjusted Operating Income from Other Projects
The CPUC-approved comprehensive settlement related to power sales from cogeneration facilities became effective in November 2011 and resulted in $11 million of additional non-recurring adjusted operating income in 2011. For additional information, see "Item 1. Business—Contracted Power Plants–Domestic—Natural Gas."
Big 4 Projects.    AOI from the Big 4 Projects decreased $8 million in both 2012 compared to 2011 and 2011 compared to 2010. The 2012 decrease was primarily due to lower energy margins resulting from lower natural gas prices and due to additional revenue in 2011 resulting from the settlement discussed above. The 2011 decrease was primarily due to lower energy margins at Watson and lower contracted capacity under Midway-Sunset's new power purchase agreement, partially offset by additional revenues resulting from the settlement discussed above.
Westside Projects.    AOI from the Westside Projects decreased $7 million in 2012 compared to 2011 and increased $6 million in 2011 compared to 2010. The 2012 decrease was primarily due to lower energy margins resulting from lower natural gas prices and due to additional revenue in 2011 resulting from the settlement discussed above. The 2011 increase was primarily attributable to new power purchase agreements, which became effective upon the settlement discussed above, and provided higher capacity prices retroactive to 2010.
Sunrise.    AOI from Sunrise decreased $24 million in 2012 compared to 2011 and decreased $1 million in 2011 compared to 2010. The 2012 decrease was due to the transition from sales under a long-term power purchase agreement to merchant operations. Sunrise will continue to operate on a merchant basis selling into the California ISO market until a new power purchase agreement is executed. The profitability of Sunrise as a merchant generator is dependent on market prices for power and natural gas and future results may differ from historical earnings. For additional information, see "Market Risk Exposures—Commodity Price Risk."
Doga.    The 2012 decrease in AOI was due to $15 million higher distributions from the project in 2011. The $11 million increase in 2011 as compared to 2010 was due to the release of previously restricted cash as a result of the repayment of the remaining project debt. AOI is recognized when cash is distributed from the project since Doga is accounted for on the cost method.

Corporate Administrative and General Expenses
Corporate administrative and general expenses decreased $22 million in 2012 compared to 2011 and decreased $8 million in 2011 compared to 2010. During 2012, EME incurred $22 million of consulting costs related to the Chapter 11 Cases and has recorded these professional fees as part of reorganization items. For further information see "Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities." The 2011 decrease related to a reduction in development costs incurred pursuing renewable projects.

Interest Income (Expense)

	Years Ended December 31,
(in millions)	2012	2011	2010
Interest income	$2	$1	$2
Interest expense, net of capitalized interest
EME debt	(254)	(257)	(229)
Nonrecourse debt	(72)	(65)	(33)
	$(326)	$(322)	$(262)
EME's interest expense increased $4 million in 2012 from 2011 and $60 million in 2011 from 2010. The 2012 increase in interest expense was primarily due to higher debt balances from new project financings partially offset by higher capitalized interest. The 2011 increase in interest expense was primarily due to higher debt balances from new project financings and lower capitalized interest. Capitalized interest was $31 million, $27 million and $54 million in 2012, 2011 and 2010, respectively. The 2012 increase was due to the Walnut Creek project construction. The 2011 decrease was due to completion of the renewable energy projects under construction in 2010 and 2011.
EME did not make $97 million and $38 million of interest payments on its $3.7 billion of unsecured senior notes due on November 15, 2012 and December 17, 2012, respectively. Subsequent to the filing of Chapter 11 Cases, EME classified the unsecured senior notes as LSTC and ceased accruing interest expense. Unpaid contractual interest expense related to the period after the filing of the Chapter 11 Cases was $11 million.

Income Taxes
EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013 and 2014, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss for the year ended December 31, 2012. In addition, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis for which, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid.
The valuation allowance EME recorded in 2012 resulted in a significant variance between the effective tax rate and the statutory rate. EME's effective tax rate was 50% in 2011. In 2010, EME's effective tax rate differed significantly from the statutory rate due to the resolution of state tax issues from 1986 through 2002. EME's income taxes from continuing operations in 2010 included a $16 million income tax benefit resulting from the California Franchise Tax Board's acceptance and application of the federal settlement of tax disputes finalized with the Internal Revenue Service in 2009 for tax years 1986 through 2002.
Furthermore, EME's effective tax rates differ from the federal statutory rate of 35% due to production tax credits, estimated state income tax benefits allocated from EIX, and taxes on income allocated to noncontrolling interests. Production tax credits of $69 million, $66 million and $62 million were included in income taxes for 2012, 2011 and 2010, respectively. Estimated state income tax benefits allocated from EIX of $3 million, $6 million and $7 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.

Results of Discontinued Operations
EME's income (loss) from discontinued operations primarily reflects the results of Homer City and was $(112) million in 2012, $(632) million in 2011 and $82 million in 2010. In 2012, results reflect a pre-tax charge of $89 million ($53 million after tax) associated with the divestiture of Homer City. The 2011 results included a pre-tax earnings charge of $1,032 million

($623 million after tax) recorded in the fourth quarter of 2011 resulting from the write-off of prepaid rent and leasehold improvements related to the Homer City lease. The 2010 results reflect the classification of Homer City as a discontinued operation. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Discontinued Operations."

Related Party Transactions
EME owns interests in partnerships that sell electricity generated by their project facilities to SCE and others under the terms of power purchase agreements. Sales by these partnerships to SCE under these agreements amounted to $233 million, $277 million and $367 million in 2012, 2011 and 2010, respectively. For further discussion of related party transactions, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements," "—Note 5. Debt and Credit Agreements—Credit Facilities and Letters of Credit" and "—Note 15. Related Party Transactions."

New Accounting Guidance
For a discussion of new accounting guidance affecting EME, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES (EME and Midwest Generation, except as noted)

Available Liquidity
The following table summarizes EME's and Midwest Generation's available liquidity at December 31, 2012:

(in millions)	Cash and Cash Equivalents
EME as a holding company	$328
EME subsidiaries without contractual dividend restrictions
Midwest Generation	95
Other EME subsidiaries	392
EME and subsidiaries without contractual dividend restrictions	815
EME subsidiaries with contractual dividend restrictions	73
Total	$888
EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects and tax benefits received under a tax-allocation agreement with EIX to meet its obligations, including debt service obligations on long-term debt. The timing and amount of payments from EIX under the tax allocation agreement is uncertain and the timing and amount of distributions from EME's subsidiaries may be restricted. For further discussion of liquidity, tax-allocation payments and the Chapter 11 Cases, see "Item 1A. Risk Factors—Liquidity Risks" and "Edison Mission Overview—Management's Overview." For further details, including the restricted net assets of EME, see "—Dividend Restrictions in Major Financings" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Restricted Net Assets of Subsidiaries."
Midwest Generation generates liquidity through cash flows from operations and payments by EME under an intercompany loan issued in connection with the Powerton and Joliet Sale Leaseback. As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due to Midwest Generation on January 2, 2013. Midwest Generation determined that it was probable a loss would be realized in connection with this intercompany loan. As a result, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, during the fourth quarter of 2012. Future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases. Likewise, under the terms of a forbearance agreement with the Powerton and Joliet leases' owner-lessors, the owner-lessors' equity owners, and approximately 72 percent of the holders of the Senior Lease Obligation Bonds, Midwest Generation did not make the scheduled lease payments of $76 million on January 2, 2013 but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. For additional discussion of the Powerton and Joliet Sale Leaseback and intercompany loan, see "—Off-Balance Sheet Transactions." The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.

Capital Investment Plan
Forecasted capital expenditures through 2015 by EME's subsidiaries for existing projects and corporate activities are as follows:

(in millions)	2013	2014	2015
Midwest Generation
Environmental	$109	$328	$148
Plant capital	21	36	31
Walnut Creek Project[1]	81	—	—
Other capital[2]	21	17	15
Total	$232	$381	$194

[1]	For additional information, see "Edison Mission Energy Overview—Construction and Development Activities."

[2]	Primarily represents EME corporate and information technology related expenditures.

Midwest Generation's forecasted environmental expenditures are based on using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Decisions regarding whether or not to expend capital will be made as required, subject to the requirements of the CPS and other regulations and are subject to a number of factors, such as events and developments during the Chapter 11 Cases, market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems. For additional information on environmental expenditures, see "Edison Mission Energy Overview—Midwest Generation Environmental Compliance Plans and Costs."
Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds, receive additional contributions from EME or find other sources of capital to fund the retrofits of its coal-fired plants.
At December 31, 2012, EME's development pipeline of potential wind projects was approximately 650 MW. Future development of the wind portfolio is dependent on the availability of third-party capital. To the extent that third-party capital is available, the success of development efforts will depend upon, among other things, obtaining permits and agreements necessary to support an investment. Further development is also dependent upon federal subsidies in the form of production tax credits for wind generation facilities. This tax credit was scheduled to expire on December 31, 2012 but has been extended under the American Taxpayer Relief Act of 2012 to also be available for projects that are under construction by December 31, 2013.

Historical Consolidated Cash Flow (EME only)
The following table presents EME's condensed consolidated statement of cash flows:

(in millions)	2012	2011	2010
Operating cash flows from continuing operations	$(467)	$660	$577
Operating cash flows from discontinued operations, net	(46)	(34)	29
Net cash (used in) provided by operating activities	(513)	626	606
Net cash provided by financing activities from continuing operations	564	277	235
Investing cash flows from continuing operations	(430)	(664)	(544)
Investing cash flows from discontinued operations, net	(31)	(14)	(18)
Net cash used in investing activities	(461)	(678)	(562)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(333)	$273	$268
Net (decrease) increase in cash and cash equivalents from discontinued operations	$(77)	$(48)	$11

Cash Flows From Operating Activities
The decrease in cash provided by operating activities from continuing operations in 2012 as compared to 2011 was primarily attributable to decreased operating income due to declining energy prices, increased operating costs and higher interest payments due to new energy project financings. The decrease was also attributable to tax-allocation payments made, net of receipts, of $62 million in 2012 compared to tax-allocation payments received, net of payments made, of $213 million and $116 million in 2011 and 2010, respectively. Operating cash flows were also impacted by timing of cash receipts and disbursements related to working capital items. The 2011 increase in cash provided by operating activities from continuing operations was primarily attributable to an increase in US Treasury Grants received partially offset by a decrease in operating income due to declining energy prices, increasing operating costs, and higher interest payments due to new energy project financings.

Cash Flows From Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

(in millions)	2012	2011	2010
Cash contributions from noncontrolling interests	$288	$—	$—
Long-term debt financings
Renewable energy projects	79	294	211
Walnut Creek project	—	187	—
Short-term debt financings
Renewable energy projects	—	32	96
Walnut Creek project	195	—	—
Debt repayments
Renewable energy projects	(36)	(89)	(33)
Other projects	(20)	(18)	(15)
Borrowing held in escrow pending completion of project construction	97	(97)	—
Financing costs and others	(39)	(32)	(24)
Total cash provided by financing activities	$564	$277	$235

Cash Flows From Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

(in millions)	2012	2011	2010
Capital expenditures
Midwest Generation plants
Environmental	$21	$82	$32
Plant capital	9	21	75
Walnut Creek project	203	258	—
Renewable energy projects	114	298	414
Other capital expenditures	8	13	35
Investments in other assets	8	30	7
Collateral for letter of credit facilities	49	—	—
Other investing activities	18	(38)	(19)
Homer City plant	31	14	18
Total cash used in investing activities	$461	$678	$562

Historical Consolidated Cash Flow (Midwest Generation only)
The following table presents Midwest Generation's condensed consolidated statement of cash flows:

(in millions)	2012	2011	2010
Net cash provided by operating activities	$13	$364	$401
Net cash used in financing activities	(116)	(334)	(245)
Net cash used in investing activities	(15)	(112)	(98)
Net (decrease) increase in cash and cash equivalents	$(118)	$(82)	$58

Cash Flows From Operating Activities
The 2012 decrease in net cash provided by operating activities was primarily attributable to lower capacity prices, lower average realized energy prices, higher fuel prices and reduced generation. The 2011 decrease in net cash provided by operating activities was primarily attributable to lower revenues due to lower average realized energy prices and the timing of cash receipts and disbursements related to working capital items, partially offset by higher payments for settlements of derivative contracts in 2010.

Cash Flows From Financing Activities
The decrease in 2012 was primarily due to $225 million of distributions made by Midwest Generation to its parent in 2011, with no distributions made in 2012. The 2011 increase in net cash used in financing activities was primarily due to $100 million of higher distributions by Midwest Generation to its parent in 2011 as compared to 2010.

Cash Flows From Investing Activities
Net cash used in investing activities consisted primarily of capital expenditures for 2012, 2011 and 2010.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts
To reduce their exposure to market risk, EME and Midwest Generation hedge a portion of their electricity price exposure through EMMT. In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining or other credit support. EME has entered into guarantees in support of certain of EMMT's hedging and trading activities. However, EME has historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties. EME's ability to provide collateral during the Chapter 11 Cases is limited. For further details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities—Margin and Collateral Deposits."
Midwest Generation anticipates that sales of its power through EMMT may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margin requirements and increases in merchant sales could further increase the need for credit support related to hedging activities. Midwest Generation has only a limited ability to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to its merchant energy operations. Pursuant to an order from the Bankruptcy Court, such credit support would require prior written notice to certain of Midwest Generation's unsecured creditors, who would have an opportunity to object. In the event of an objection, Midwest Generation would not be able to provide collateral unless the Bankruptcy Court orders otherwise. There is no assurance that Midwest Generation will be able to provide credit support to EMMT.
Future cash collateral requirements may be higher than the margin and collateral requirements at December 31, 2012, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that, under existing arrangements, margin and collateral requirements for energy and congestion contracts outstanding as of December 31, 2012 could increase by approximately $19 million over the remaining life of the contracts using a 95% confidence level.
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

EME's Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of EIX and is eligible to participate in tax-allocation agreements with EIX and its subsidiaries. EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. Tax-allocation receipts and payments may also be affected by redetermination of utilization of net operating losses resulting from carryback of net operating losses on a consolidated basis or settlement of tax liabilities for prior periods. During 2012, the tax-allocation agreements were modified to provide for termination of EME's participation on December 31, 2013. The Settlement Transaction contemplates that EME's participation in the tax-allocation agreements would be extended through the earlier of the effective date of EME's plan of reorganization and December 31, 2014. However, there can be no assurance that the Settlement Transaction will be consummated. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination.
In 2012, EME made tax-allocation payments to EIX of approximately $185 million related to the displacement, under the tax-allocation agreements, of tax benefits previously received for 2009 federal income taxes. Realization of the deferred tax assets is dependent on generating sufficient consolidated taxable income by the EIX consolidated tax group prior to expiration of the loss and credit carryforwards. Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013 and 2014, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss for the year ended December 31, 2012. In addition, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis for which, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid.

Midwest Generation's Equity Distributions and Tax Payments
Midwest Generation is included in the consolidated federal and state income tax returns of EIX and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. Midwest Generation's tax-allocation agreement only permits the use of net operating losses to offset future taxable income and does not include the right to receive payments. As a result, benefits for Midwest Generation's tax losses that would have been utilized by Midwest Generation in a hypothetical tax return prepared on a separate return basis are accounted for as non-cash equity distributions. The following table summarizes the cash payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings, non-cash equity distributions, and payments made pursuant to tax-allocation agreements:

(in millions)	2012	2011	2010
Cash equity distributions	$—	$225	$125
Non-cash equity distributions	106	—	—
Tax payments under tax-allocation agreements	—	8	136
Total	$106	$233	$261
For further information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes—Midwest Generation—Intercompany Tax-Allocation Agreement," and "Item 1A. Risk Factors—Liquidity Risks."

Dividend Restrictions in Major Financings
Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Except for certain of EME's wind projects in portfolio financings, assets of EME's subsidiaries are not available to satisfy EME's obligations or the obligations of any of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or to its subsidiary holding companies. For further details, including the restricted net assets of EME, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Restricted Net Assets of Subsidiaries."

Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of EME and Midwest Generation to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose.
The filing of the Chapter 11 Cases constitutes events of default under the Powerton and Joliet Sale Leaseback. However, EME and Midwest Generation have entered into a forbearance agreement with the Powerton and Joliet leases' owner-lessors, the owner-lessors' equity owners, and approximately 72 percent of the holders of the Senior Lease Obligation Bonds. Under this agreement, the parties agreed to forbear from exercising certain rights and remedies for 60 days. For additional discussion, see "Edison Mission Energy Overview—Management's Overview" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Contractual Obligations, Commercial Commitments and Contingencies

EME
The following table summarizes significant prospective cash requirements for EME as of December 31, 2012 under existing contractual obligations, including payments due by period. EME is in the process of evaluating the Debtor Entities' executory contracts in order to determine which contracts may be rejected. A provision for claims associated with the contracts that have been rejected/filed to reject with the Bankruptcy Court is included in LSTC below. For further discussion, see "Item 1. Business—Chapter 11 Cases."

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt of EME's non-debtor subsidiaries[1]	$1,247	$98	$438	$221	$490
Short-term debt[2]	387	387	—	—	—
Power plant and other operating lease obligations[3]	847	170	252	55	370
Capital lease obligations[4]	3	1	2	—	—
Purchase obligations[4]
Midwest Generation fuel supply contracts	320	170	150	—	—
Midwest Generation coal transportation agreements[5]	2,154	283	536	475	860
Gas transportation agreements	39	7	14	15	3
Capital expenditures	85	49	36	—	—
Other contractual obligations	114	51	42	20	1
Employee benefit plan contribution[6]	107	23	45	39	—
Total excluding LSTC[7]	$5,303	$1,239	$1,515	$825	$1,724
LSTC[8]	3,959
Total	$9,262

[1]
Amount is primarily project debt, including $191 million of interest payments over the applicable period of the debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

[2]
Amount is primarily project debt, including $5 million of interest payments over the applicable period of the debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

[3]
Amount is primarily related to the Powerton and Joliet Sale Leaseback. For further discussion, see "—Off-Balance Sheet Transactions—Sale Leaseback" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[4]	For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[5]	Reflects a reduction in minimum volumes for the voluntarily cessation of coal-fired operations at the Fisk and Crawford Stations.

[6]
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2017 are not available. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[7]
The contractual obligations table does not include derivative obligations, AROs and the total net liability for uncertain tax positions of $161 million at December 31, 2012. EME cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," "—Note 2. Property, Plant and Equipment" and "—Note 7. Income Taxes," respectively.

[8]
Amount primarily reflects $3.7 billion of EME's unsecured senior notes that was previously recorded as long-term debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 16. Restructuring Activities."

Midwest Generation
The following table summarizes significant prospective cash requirements for Midwest Generation as of December 31, 2012 under existing contractual obligations and other commercial commitments, including payments due by period. Midwest Generation is in the process of evaluating its executory contracts in order to determine which contracts may be rejected. A provision for claims associated with the contracts that have been rejected/filed to reject with the Bankruptcy Court is included in LSTC below. For further discussion, see "Item 1. Business—Chapter 11 Cases."

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lease financings not included in LSTC[1]	$9	$7	$2	$—	$—
Operating lease obligations[2]	38	8	14	10	6
Purchase obligations[2]
Fuel supply contracts	320	170	150	—	—
Coal transportation agreements[3]	2,154	283	536	475	860
Capital expenditures	61	25	36	—	—
Other contractual obligations	20	19	1	—	—
Employee benefit plan contribution[4]	80	18	33	29	—
Total excluding LSTC[5]	$2,682	$530	$772	$514	$866
LSTC[6]	529
Total	$3,211

[1]
Amount primarily represents the portion of the rent and interest due under the Powerton and Joliet Sale Leaseback attributable to the period between December 17, 2012 and January 2, 2013. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[2]	For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[3]	Reflects a reduction in minimum volumes for the voluntarily cessation of coal-fired operations at the Fisk and Crawford Stations.

[4]
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2017 are not available. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[5]
The contractual obligations table does not include derivative obligations, AROs and the total net liability for uncertain tax positions of $42 million at December 31, 2012. Midwest Generation cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," "—Note 2. Property, Plant and Equipment" and "—Note 7. Income Taxes," respectively.

[6]
Amount primarily reflects principal payments related to the Powerton and Joliet Sale Leaseback that were previously recorded as lease financing. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" and "—Note 16. Restructuring Activities."

Commercial Commitments (EME only)
At December 31, 2012, letters of credit under EME's and its subsidiaries' credit facilities aggregated $163 million and were scheduled to expire as follows: $91 million in 2013, $2 million in 2014, $21 million in 2017, $18 million in 2018, $18 million in 2021, and $13 million in 2022. Standby letters of credit include $30 million issued in connection with the power purchase agreement with SCE, an affiliate of EME, under the Walnut Creek credit facility. At December 31, 2012, EME had $49 million of cash collateral supporting its standby letters of credit. Certain letters of credit are subject to automatic annual renewal provisions. EME does not currently have the ability to replace the expiring standby letters of credit and will need to negotiate a letter of credit facility prior to the expiration of its existing standby letters of credit.

On February 20, 2013, the Bankruptcy Court approved an agreement between EME and DNB Bank, the lender pursuant to EME's secured letter of credit facility. Pursuant to this agreement, DNB Bank has agreed to forbear from sending notices of non-renewal to beneficiaries of outstanding letters of credit, and to allow existing letters of credit to renew automatically in accordance with their terms. In exchange, EME consented to lift the automatic stay to permit DNB Bank to setoff any obligations due and owing under the applicable documents against EME's cash collateral.
EME may seek a DIP Financing which would be used to enhance liquidity and working capital and/or provide for the issuance of letters of credit, and which would be subject to Bankruptcy Court approval and other conditions. The agreement with DNB Bank contemplates that EME will have sought court approval of a DIP Financing package that includes a letter of credit facility by March 31, 2013. Failure to replace the letters of credit by its their applicable maturity date dates could result in draws under the letters of credit that could cause defaults under project agreements unless the beneficiaries of the letter of credit agree to accept cash collateral in lieu of a letter of credit. There is no assurance that EME will complete a DIP Financing.

Contingencies
For a discussion of contingencies related to the Midwest Generation New Source Review and other litigation, the Homer City NSR and other litigation, environmental remediation and the Chevron adversary proceeding, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
Introduction
Midwest Generation has off-balance sheet activities related to operating leases in place primarily for leased railcars with termination dates in various years through 2019. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments."
EME has off-balance sheet transactions in two principal areas: investments in projects accounted for under the equity method, which is discussed in detail in "Item 8. Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities," and operating leases resulting from the Powerton and Joliet Sale Leaseback discussed below.

Sale Leaseback (EME only)
Midwest Generation has entered into the Powerton and Joliet Sale Leaseback and EME has provided guarantees related to this transaction. Neither the value of the leased assets nor the lessor debt is reflected on EME's consolidated balance sheet. In accordance with GAAP, EME records rent expense related to the Powerton and Joliet Sale Leaseback on a levelized basis over the terms of the respective leases, which is reflected below under plant operating leases.
The lessor equity and lessor debt associated with the Powerton and Joliet Sale Leaseback is summarized in the following table:

Power Station(s)	Acquisition Price (in millions)	Equity Investor	Original Equity Investment in Owner-Lessor (in millions)	Amount of Lessor Debt at December 31, 2012 (in millions)	Maturity Date of Lessor Debt
Powerton/Joliet	$1,367	PSEG/Citigroup, Inc.	$238	$345 Series B	2016
PSEG- PSEG Resources, Inc.
The lease payments to be made are structured to service the lessor debt and provide a return to the owner-lessor's equity investors. To the extent that EME's cash rent payments exceed the amount levelized over the term of each lease, EME records prepaid rent. To the extent that EME's cash rent payments are less than the amount levelized, EME reduces the amount of prepaid rent.
For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Sale Leaseback" and "—Note 9. Commitments and Contingencies—Lease Commitments."

The following table summarizes the lease payments and rent expense:

	Years Ended December 31,
(in millions)	2012	2011	2010
Powerton and Joliet Stations
Midwest Generation lease payments	$151	$151	$170
EME rent expense	$75	$75	$75
At December 31, 2012 and 2011, EME's aggregate prepaid rent was $836 million and $760 million, respectively.
The filing of the Chapter 11 Cases constitutes events of default under the Powerton and Joliet Sale Leaseback. However, EME and Midwest Generation have entered into a forbearance agreement which expires the earlier of April 5, 2013 or upon notice of withdrawal from the agreement by approximately 60 percent of the holders of the Senior Lease Obligation Bonds. In the event the forbearance expires or is otherwise cancelled, each owner-lessor and the certificate holders can exercise certain rights under the applicable lease. Each lease sets forth a termination value payable upon certain circumstances, which generally declines over time. A default under the terms of the Powerton and Joliet leases could result in foreclosure and a loss by Midwest Generation of its lease interest in the plant. In addition, under certain circumstances, a default would trigger obligations under EME's guarantee of such leases. These events could have an adverse effect on EME's and Midwest Generation's results of operations and financial position.

EME's Obligations to Midwest Generation (EME only)
Proceeds, in the aggregate amount of approximately $1.4 billion, were received by Midwest Generation from the sale of the Powerton and Joliet plants, described above under "—Sale Leaseback." These proceeds were loaned to EME and used by EME to repay corporate indebtedness. Although interest and principal payments made by EME to Midwest Generation under the intercompany loan assist in the payment of the lease rental payments owed by Midwest Generation, the intercompany obligation does not appear on EME's consolidated balance sheet. The following table summarizes principal and interest payments due under this intercompany loan:

Years Ending December 31, (in millions)	Principal Amount	Interest Amount	Total
2013	$12	$109	$121
2014	545	86	631
2015	283	40	323
2016	483	—	483
Total	$1,323	$235	$1,558
As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due on January 2, 2013. Future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions."

MARKET RISK EXPOSURES (EME and Midwest Generation, except as noted)
Introduction
EME's and Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, EME's financial results can be affected by fluctuations in interest rates. EME and Midwest Generation manage these risks in part by using derivative instruments in accordance with established policies and procedures. Both EME and Midwest Generation use commodity derivatives for non-trading purposes. EME also has derivatives used for trading purposes.

Derivative Instruments
EME and Midwest Generation use derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

Unrealized Gains and Losses
Unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) are recorded as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Years Ended December 31,
(in millions)	2012	2011	2010
Midwest Generation
Non-qualifying hedges	$(4)	$(2)	$(11)
Ineffective portion of cash flow hedges	(2)	1	(2)
Total unrealized losses	$(6)	$(1)	$(13)
At December 31, 2012, cumulative unrealized gains of $1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to 2013.

Fair Value Disclosures
In determining the fair value of EME's and Midwest Generation's derivative positions, third-party market pricing is used where available. For further explanation of the fair value hierarchy and a discussion of EME's and Midwest Generation's derivative instruments, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments and Hedging Activities," respectively.
The net fair value of commodity derivatives used for non-trading purposes for both EME and Midwest Generation at December 31, 2012 was a liability of $1 million. A 10% change in the market price of the underlying commodity at December 31, 2012 would increase or decrease the net fair value of non-trading commodity derivatives by approximately $13 million.
EME also has derivatives used for trading purposes. The net fair value of EME's derivatives used for trading purposes at December 31, 2012 was $84 million. A 10% change in the market price of the underlying commodity at December 31, 2012 would increase or decrease the net fair value of trading contracts by approximately $13 million. The impact of changes to the various inputs used to determine the fair value of Level 3 derivatives would not be anticipated to be material to EME's results of operations as such changes would be offset by similar changes in derivatives classified within Level 3 as well as other levels. Level 3 assets and liabilities are 56% and 5%, respectively, of derivative assets and liabilities measured at fair value before the impact of offsetting collateral and netting as of December 31, 2012.

Commodity Price Risk
Introduction
EME's and Midwest Generation's merchant operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with EME's and Midwest Generation's risk management policies. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

Energy Price Risk
EME is exposed to energy price risk through its indirect ownership of Midwest Generation, 428 MW of merchant renewable energy projects in PJM and ERCOT, and 50% of the Sunrise project. Midwest Generation is exposed to energy price risk through sales of energy and capacity into the PJM market. Energy and capacity from Midwest Generation are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub:

	2012	2011	2010
24-Hour Average Historical Market Prices[1]	$28.56	$33.21	$33.12

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at December 31, 2012:

24-Hour Forward Energy Prices[1]
2013 calendar "strip"[2]	$30.07
2014 calendar "strip"[2]	$30.99

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in 2012 due to an abundance of low-priced natural gas and the sales volume from Midwest Generation has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by Midwest Generation into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for Midwest Generation to hedge the risk of future changes in the price of electricity. The following table summarizes the hedge positions at December 31, 2012 for electricity expected to be generated in 2013:

	MWh (in thousands)	Average price/MWh[1]
Midwest Generation[2]	3,616	$36.51

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

[2]	Includes hedging transactions primarily at the American Electric Power (AEP)/Dayton Hub and the Northern Illinois Hub, both in PJM, and to a lesser extent the Indiana Hub in MISO.

Sunrise (EME only)
Beginning July 1, 2012, Sunrise, in which EME has a 50% interest, operated as a merchant generator and sold power at spot prices from its 586 MW facility into the California ISO market. Spot prices are currently expected to be between the price for the NP15 and SP15 trading locations in that market. As a gas-fired merchant generator, Sunrise purchases natural gas based on spot prices and, accordingly, the plant is dispatched in periods when the power prices exceed the cost of fuel and other variable operations and maintenance costs. Dispatch will depend on market conditions and Sunrise may run less than it has in the past. Historically, Sunrise has operated more during the summer months due to higher demand driven by warmer weather, and for the summer months of 2013, Sunrise has resource adequacy contracts for capacity with PG&E and SDG&E.

Capacity Price Risk
EME and Midwest Generation are exposed to capacity price risk through sales of capacity into the PJM market. Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2012:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]		Aggregate Average Price per MW-day
	MW	Price per MW-day	MW	Average Price per MW-day
January 1, 2013 to May 31, 2013	4,704	$16.46	(450)	$15.67	$16.54
June 1, 2013 to May 31, 2014	4,650	27.73	(2,430)	7.01	50.40
June 1, 2014 to May 31, 2015	4,625	125.99	(700)	5.54	147.47
June 1, 2015 to May 31, 2016	3,620	136.00	—	—	136.00

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

Revenues from the sale of capacity beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Coal Price Risk
Midwest Generation purchases coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal Midwest Generation has under contract at December 31, 2012:

	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	11.8	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per million British thermal units (MMBtu) sulfur content decreased to a price of $10 per ton at December 28, 2012, compared to a price of $12.75 per ton and $13.60 per ton at December 31, 2011 and 2010, respectively, as reported by the Energy Information Administration.
In July 2012, Midwest Generation agreed to sell one million tons of coal scheduled to be delivered in the second half of 2012 in order to better manage coal inventories. This transaction resulted in a loss of approximately $6 million recorded in the third quarter of 2012. For additional information, see "Midwest Generation, LLC—Results of Operations—Reconciliation of Non-GAAP Disclosures and Statistical Definitions—Average Realized Fuel Costs."
Based on Midwest Generation's anticipated coal requirements in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2012 would increase or decrease 2013 pre-tax income by approximately $3 million.

Basis Risk
Sales made from Midwest Generation in the day-ahead market receive the actual day-ahead prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in forward spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton and Indiana (Cinergy) Hubs. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2012, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 8%, lower by 2% and higher by less than 1%, respectively. During 2011, day-ahead prices at the individual busbars of Midwest Generation were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 14%, 4% and less than 1%, respectively. Differences in day-ahead pricing between the individual busbars of Midwest Generation generally arise due to transmission congestion.
In order to mitigate basis risk, Midwest Generation may purchase financial transmission rights and basis swaps in PJM. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual day-ahead prices for two delivery points in exchange for a fixed amount.

Credit Risk
For further information related to credit risk and how EME and Midwest Generation manage credit risk, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At December 31, 2012, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	December 31, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$72	$—	$72
A-	—	—	—
BBB+	—	—	—
BBB	1	—	1
BBB-	—	—	—
Below investment grade	—	—	—
Total	$73	$—	$73

[1]
EME assigns a credit rating based on the lower of a counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service, Inc. (Moody's) rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

[2]
Exposure excludes amounts related to contracts classified as normal purchase and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheet, except for any related accounts receivable.

The credit risk exposure set forth in the above table is composed of $44 million of net accounts receivable and payables and $29 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $61 million cash margin in the aggregate with PJM, NYISO, MISO, clearing brokers and other counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.

The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 64% and 92% of EME's and Midwest Generation's consolidated operating revenues, respectively, in 2012. At December 31, 2012, EME's account receivable due from PJM was $40 million.
EME's turbine supply agreements contain significant suppliers' obligations related to the manufacturing and delivery of turbines, and payments, for delays in delivery and for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's wind projects. Two of EME's turbine suppliers, Suzlon Wind Energy Corporation and Clipper Windpower, LLC, are currently experiencing significant adverse credit and liquidity issues. As a result, EME's ability to enforce performance and warranty guarantees is subject to the credit risk of these counterparties.

Interest Rate Risk (EME only)
Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of its project financings. A 10 percent change in market interest rates at December 31, 2012 would increase or decrease the fair value of the interest rate swap agreements by approximately $15 million. The fair market values of fixed interest rate obligations are subject to interest rate risk. Both the fair market value and carrying value of EME's consolidated long-term debt (including current portion) were $1.1 billion at December 31, 2012. A 10 percent change in market interest rates at December 31, 2012 would increase or decrease the fair value of total long-term debt by approximately $1 million. Based on the amount of unhedged variable rate debt outstanding as of December 31, 2012, a 10 percent change in market interest rates at December 31, 2012 would increase or decrease EME's 2013 annual income before taxes by approximately $1 million.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES (EME and Midwest Generation, except as noted)
Introduction
The accounting policies described below are considered critical to obtaining an understanding of EME's and Midwest Generation's consolidated financial statements because their application requires the use of significant estimates and judgments by management. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or if different estimates that could have been selected had been used could have a material impact on the results of operations or financial position. For more information on accounting policies, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

Accounting for Liabilities Subject to Compromise
On December 17, 2012, the Debtor Entities filed for protection under Chapter 11 of the Bankruptcy Code.
Nature of Estimates Required.    The Debtor Entities are considered debtors-in-possession and are required to present unsecured pre-petition obligations that have at least a possibility of not being fully repaid as a separate line item on the consolidated balance sheet called LSTC. Evaluation of actual or potential bankruptcy claims related to contingencies, not already reflected on the balance sheet are accrued and reported as LSTC. LSTC, including claims that have become known after the bankruptcy filing, are reported on the basis of the expected amount of the allowed claim. Adjustments to amounts classified as LSTC are presented as a separate line item on the consolidated statement of operations called Reorganization items.
Key Assumptions and Approach Used.    The determination of potential claims and the expected amount of an allowed claim requires significant management judgment. At December 31, 2012, LSTC consisted of liabilities outstanding at the Debtor Entities on the filing date, which are subject to possible compromise in connection with the Chapter 11 Cases. In addition, $10 million of LSTC was recorded at December 31, 2012 relating to contracts rejected during the Chapter 11 Cases. The claims related to rejected contracts were determined based on the gross amounts outstanding under the rejected contracts in periods subsequent to the commencement of the Chapter 11 Cases.
Effect if Different Assumptions Used.    The amounts classified as LSTC on the consolidated balance sheets and the corresponding impacts to Reorganization items on the consolidated statements of operations could be materially different. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" and "—Note 16. Restructuring Activities."

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
In preparing long-term cash forecasts, EME and Midwest Generation include assumptions about future prices for electricity, capacity, fuel and related products and services, as applicable, future operations and maintenance costs and future capital expenditure requirements under different scenarios. As appropriate, EME and Midwest Generation use a probability weighted approach when determining whether impairment indicators exist. Assumptions included in the long-term cash flow forecasts for merchant projects include:

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
The fair value of EME's and Midwest Generation's long-lived assets as determined using the discounted cash flow models discussed above qualify as Level 3 in the fair value hierarchy. EME and Midwest Generation include allocated acquired emission allowances, when applicable, as part of each power plant asset group. In the case of the Powerton and Joliet Stations, EME also includes prepaid rent in the respective asset group. EME's and Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.
Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures.
Effect on 2012 Results.
Ambit (EME only)
The Ambit project has operated under constrained liquidity conditions for a number of years. In 2012, the avoided energy costs, which form the basis for the project's energy revenues under its power purchase agreement, declined significantly. As a result, Ambit did not make its scheduled land lease payments in 2013 due to the non-EME general partner of the project. In February 2013, the EME operations and maintenance subsidiary that currently operates the plant provided a 180-day notice of its intent to terminate its operations and maintenance contract. Ambit is working to implement a transition plan through which plant employees would become employees of Ambit or a third party operator.
These factors were considered indicators of potential impairment and in connection with the preparation of its year-end financial statements in the fourth quarter of 2012, EME reviewed the Ambit project for impairment. The results of the impairment analysis indicated that the probability weighted future undiscounted cash flows are not expected to be sufficient to recover the respective carrying value of the long-lived assets of $49 million. The asset group at the project consisted of property, plant and equipment and deferred revenue. The fair value of the asset group was determined to be $34 million, resulting in an impairment charge of $15 million.
Merchant Wind Projects (EME only)
Due to the decline in forecasted power prices since the fourth quarter of 2011, EME reviewed the long-term cash forecasts for the merchant wind projects in a manner consistent with the Key Assumptions and Approach Used described above. The expected future undiscounted cash flows of these projects recovered the carrying amount of these asset groups and, accordingly, no impairments were recorded. The expected future cash flows for these merchant wind projects are dependent upon a number of assumptions, the most significant of which are expected future power prices and operating costs. A decline in the forecasted cash flows in future periods could result in impairment, requiring a write-down of the carrying amount to fair value. The carrying values of the Goat Wind, Big Sky and Lookout asset groups at December 31, 2012 were $189 million, $326 million and $60 million, respectively.
Effect on 2011 Results.
Midwest Generation Plants
In connection with the preparation of its year-end financial statements in the fourth quarter of 2011, Midwest Generation concluded, based on the current energy price environment, it was less likely that Midwest Generation would install environmental controls required by the CPS at its Fisk, Crawford and Waukegan Stations; and such assessment was an indicator that these stations were impaired. The long-lived asset groups that were subject to the impairment evaluation were determined to include the property, plant and equipment of each station. Management updated the probability weighted future undiscounted cash flows expected to be received at these stations and concluded that such amounts did not recover the respective station's carrying amounts. As part of these alternative cash flow scenarios, management considered a shortened estimated useful life of each station if environmental improvements were not made and a forecasted reduction in generation from lower forward power prices.
To measure the amount of the impairment loss, the income approach was considered the most relevant, but market data obtained prior to the significant decline in power prices was used to corroborate the income approach. The discounted cash flow analysis assumptions that have the most significant impact on fair value are forecasted energy and capacity prices. The discounted cash flow analysis indicated a fair value of zero. Midwest Generation also concluded it was unlikely that a third party would consummate the purchase of the Fisk, Crawford or Waukegan Stations in the current economic and regulatory environment resulting in a determination that the fair value of each of these stations was zero. This resulted in impairment charges of $115 million, $186 million and $339 million for the Fisk, Crawford and Waukegan Stations, respectively. Environmental and other remediation or ongoing maintenance costs are expected to be offset by the salvage value of the asset groups. Midwest Generation voluntarily ceased coal-fired operations at the Fisk and Crawford Stations in August 2012.
Selected Wind Projects (EME only)
In connection with the preparation of its year-end financial statements in the fourth quarter of 2011, EME reviewed the Storm Lake wind project and four small wind projects in Minnesota for impairment, based on an expected future increase in operating costs and declines in long-term power prices that the projects could potentially realize following the term of the power purchase agreements. The probability weighted future undiscounted cash flows of each project were not expected to be sufficient to recover the respective carrying value of each of these long-lived assets ($53 million in aggregate). The income approach was utilized to determine fair value for these asset groups. The most significant assumptions used in determining fair value were discount rates, future wind generation, the future availability of the project to generate energy and future plant operations expense. The asset groups at each project consisted of property, plant and equipment and, where appropriate, deferred revenue. In aggregate, the fair value of these five asset groups was determined to be $23 million, resulting in an impairment charge of $30 million.

Derivatives
EME and Midwest Generation use derivative instruments to manage exposure to changes in electricity, fuel oil, gas and interest rates. Derivative instruments that do not meet the normal purchases and sales exception at fair value are recorded with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for cash flow hedge accounting treatment, the effective portion of the changes in the derivative's fair value is recognized in other comprehensive income until the hedged item is recognized in earnings. EME records derivative instruments used for trading at fair value with changes in fair value recognized in income.
Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal purchases and sales exception applies or whether individual transactions qualify for hedge accounting treatment. Management's judgment is also required to determine the fair value of derivative transactions.
Key Assumptions and Approach Used.    EME and Midwest Generation determine the fair value of derivative instruments based on forward market prices in active markets adjusted for nonperformance risk. If quoted market prices are not available, internally developed models are used to determine the fair value. When actual market prices or relevant observable inputs are not available, it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing nonperformance risks, EME and Midwest Generation review credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance.
In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. For further information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data would impact results. In addition, unobservable inputs could have an impact on results. Fair value for Level 3 derivatives is derived using observable and unobservable inputs. As of December 31, 2012, EME Level 3 derivatives had a net fair value of $51 million. Midwest Generation did not have Level 3 derivatives as of December 31, 2012. While it is difficult to determine the impact of a change in any one input, if the fair value of EME Level 3 derivatives were increased or decreased by 10%, the impact would be a $10 million increase or decrease to operating revenues.
For EME's and Midwest Generation's derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect EME's and Midwest Generation's results of operations. For further sensitivities in EME's and Midwest Generation's assumptions used to calculate fair value, see "Market Risk Exposures—Derivative Instruments—Fair Value Disclosures." For further information on derivative instruments, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."

Income Taxes
EME is included in the consolidated federal and combined state income tax returns of EIX. EME's tax provision is determined using the “benefits for losses” method. This method is similar to a separate company return, except that EME recognizes, without regard to separate company limitations, additional tax liabilities or benefits based on the impact to the combined group including EME's taxable income or losses and state apportionment factors. Realization of any tax benefits generated by EME is dependent on EME's continued inclusion in the consolidated EIX tax returns, and the generation of sufficient consolidated taxable income by the EIX consolidated tax group prior to the expiration of the loss and credit carryforwards. Midwest Generation's tax provision is determined based on a hypothetical tax return prepared on a separate return basis, except for the use of state tax apportionment factors of the EIX group for purposes of determining state income taxes.
Nature of Estimates Required.    As part of the process of preparing their consolidated financial statements, EME and Midwest Generation are each required to estimate their income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within each of their respective consolidated balance sheets.
EME and Midwest Generation take certain tax positions they believe are applied in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. EME and Midwest Generation determine their uncertain tax positions in accordance with the authoritative guidance.
In evaluating the realization of tax sharing assets, EME must determine the likelihood of receiving future tax-sharing payments under the tax-allocation agreements. In evaluating the realization of its deferred income tax assets, EME must determine whether it is more likely than not the EIX consolidated tax group will generate sufficient taxable income to utilize EME's deferred income tax assets during the period in which EME will likely remain part of the EIX consolidated income tax returns, or if it is more likely than not EME would utilize the deferred income tax assets on its own, after its expected separation from the group at its emergence from bankruptcy. Midwest Generation must determine whether it is more likely than not it would utilize its own deferred income tax assets in a hypothetical tax return prepared on a separate company basis.
Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing its uncertain tax positions, EME and Midwest Generation consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.
In evaluating the future utility of deferred income tax assets, EME and Midwest Generation consider existing performance and objectively verifiable evidence of future performance.
Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenues and expenses recorded in the financial statements. EME and Midwest Generation continue to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded.

Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated.
Effect on 2012 Results.    EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013 and 2014, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss for the year ended December 31, 2012. In addition, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis for which, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid.
As a result of the recently recognized losses and the indications of expected future losses, Midwest Generation recorded a valuation allowance of $533 million against its net deferred tax assets, of which $12 million was reflected in accumulated other comprehensive loss and $521 million in net loss for the year ended December 31, 2012. In addition, Midwest Generation recognized a non-cash distribution of $106 million to reflect tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but is not collectible under Midwest Generation's Tax Allocation Agreement. For further discussion related to non-cash distribution.
For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Accounting for Contingencies, Guarantees and Indemnities
Nature of Estimates Required.    EME and Midwest Generation record loss contingencies when they determine that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. When a guarantee or indemnification subject to authoritative guidance is entered into, EME and Midwest Generation record a liability for the estimated fair value of the underlying guarantee or indemnification. Gain contingencies are recognized in the financial statements when they are realized.
Key Assumptions and Approach Used.    The determination of a reserve for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, EME and Midwest Generation may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. EME and Midwest Generation provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Some guarantees and indemnifications could have a significant financial impact under certain circumstances, and management also considers the probability of such circumstances occurring when estimating the fair value.
Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation Company LLC for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2012, Midwest Generation had $53 million recorded in LSTC related to this contractual indemnity.
Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenues and expenses recorded on the consolidated financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on EME's and Midwest Generation's consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Guarantees and Indemnities," "—Contingencies" and "Item 1. Business—Environmental Matters and Regulations."

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

EME
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
Management's Report on Internal Control over Financial Reporting
EME's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for EME. Under the supervision and with the participation of its President and Chief Financial Officer, EME's management conducted an evaluation of the effectiveness of EME's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, EME's management concluded that EME's internal control over financial reporting was effective as of December 31, 2012.
Internal Control Over Financial Reporting
There were no changes in EME's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of the most recent year to which this report relates that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

Midwest Generation
Disclosure Controls and Procedures
Midwest Generation's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period, Midwest Generation's disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Midwest Generation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its President and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal control over financial reporting was effective as of December 31, 2012.
Internal Control Over Financial Reporting
There were no changes in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of the most recent year to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

EDISON MISSION ENERGY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Edison Mission Energy:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Edison Mission Energy and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, on December 17, 2012, the Company and several of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Consolidated Statements of Total Equity, the Company changed the manner in which it accounts for variable interest entities as of January 1, 2010.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2013

MIDWEST GENERATION, LLC AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Midwest Generation, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, on December 17, 2012, the Company filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2013

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Operating Revenues	$1,287	$1,653	$1,788
Operating Expenses
Fuel	602	530	531
Plant operations	495	571	538
Plant operating leases	75	75	75
Depreciation and amortization	268	289	229
Asset impairments and other charges	28	714	44
Administrative and general	147	172	177
Total operating expenses	1,615	2,351	1,594
Operating income (loss)	(328)	(698)	194
Other Income (Expense)
Equity in income from unconsolidated affiliates	46	86	104
Dividend income	12	30	19
Interest income	2	1	2
Interest expense	(326)	(322)	(262)
Other income, net	—	15	8
Total other expense	(266)	(190)	(129)
Income (loss) from continuing operations before reorganization items and income taxes	(594)	(888)	65
Reorganization items	43	—	—
Provision (benefit) for income taxes	160	(441)	(16)
Income (Loss) From Continuing Operations	(797)	(447)	81
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 14)	(112)	(632)	82
Net Income (Loss)	(909)	(1,079)	163
Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	(16)	1	1
Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(925)	$(1,078)	$164
Amounts Attributable to Edison Mission Energy Common Shareholder
Income (loss) from continuing operations, net of tax	$(813)	$(446)	$82
Income (loss) from discontinued operations, net of tax	(112)	(632)	82
Net Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(925)	$(1,078)	$164

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(909)	$(1,079)	$163
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	(6)	—	—
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	—	—	(7)
Net gain (loss) adjustment, net of tax expense (benefit) of $4, $(10) and $(10) for 2012, 2011 and 2010, respectively	—	(15)	(14)
Amortization of net loss and prior service adjustment included in expense, net of tax	4	2	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the periods, net of income tax expense (benefit) of $(6), $(7), and $37 for 2012, 2011 and 2010, respectively	(17)	(12)	55
Reclassification adjustments included in net income (loss), net of income tax benefit of $16, $25 and $96 for 2012, 2011 and 2010, respectively	(25)	(38)	(144)
Other comprehensive loss, net of tax	(44)	(63)	(109)
Comprehensive Income (Loss)	(953)	(1,142)	54
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(16)	1	1
Comprehensive Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(969)	$(1,141)	$55

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$888	$1,221
Accounts receivable—trade	73	107
Receivables from affiliates	8	4
Inventory	175	169
Derivative assets	53	40
Restricted cash and cash equivalents	11	103
Margin and collateral deposits	61	41
Prepaid expenses and other	54	49
Assets of discontinued operations	—	207
Total current assets	1,323	1,941
Investments in Unconsolidated Affiliates	534	523
Property, Plant and Equipment, less accumulated depreciation of $1,431 and $1,295 at respective dates	4,516	4,472
Other Assets
Deferred financing costs	44	71
Long-term derivative assets	37	62
Restricted deposits	102	22
Rent payments in excess of levelized rent expense under plant operating leases	836	760
Deferred taxes	—	205
Other long-term assets	128	222
Total other assets	1,147	1,342
Assets of Discontinued Operations	—	45
Total Assets	$7,520	$8,323

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2012	December 31, 2011
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$29	$78
Payables to affiliates	34	187
Accrued liabilities and other	67	163
Derivative liabilities	—	1
Interest payable	1	33
Deferred taxes	—	2
Current portion of long-term debt	307	57
Short-term debt	382	—
Liabilities of discontinued operations	—	27
Total current liabilities	820	548
Liabilities subject to compromise	3,959	—
Long-term debt net of current portion	749	4,855
Deferred taxes and tax credits	81	—
Deferred revenues	533	530
Long-term derivative liabilities	118	90
Other long-term liabilities	528	627
Liabilities of discontinued operations	—	9
Total Liabilities	6,788	6,659
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,095	1,327
Retained earnings (deficit)	(577)	365
Accumulated other comprehensive loss	(138)	(94)
Total Edison Mission Energy common shareholder's equity	444	1,662
Noncontrolling Interests	288	2
Total Equity	732	1,664
Total Liabilities and Equity	$7,520	$8,323

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)

	Edison Mission Energy Shareholder's Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$64	$1,339	$1,280	$78	$76	$2,837
Impact of consolidation and deconsolidation of variable interest entities[1]	—	—	10	—	(71)	(61)
Net income (loss)	—	—	164	—	(1)	163
Other comprehensive loss, net of tax	—	—	—	(109)	—	(109)
Payments to Edison International (EIX) for stock purchases related to stock-based compensation	—	—	(6)	—	—	(6)
Excess tax benefits related to stock option exercises	—	1	—	—	—	1
Other stock transactions, net	—	6	—	—	—	6
Purchase of noncontrolling interests	—	(10)	—	—	—	(10)
Balance at December 31, 2010	64	1,336	1,448	(31)	4	2,821
Net income (loss)	—	—	(1,078)	—	(1)	(1,079)
Other comprehensive loss, net of tax	—	—	—	(63)	—	(63)
Payments to EIX for stock purchases related to stock-based compensation	—	—	(5)	—	—	(5)
Excess tax benefits related to stock option exercises	—	2	—	—	—	2
Other stock transactions, net	—	4	—	—	—	4
Purchase of noncontrolling interests	—	(15)	—	—	(1)	(16)
Balance at December 31, 2011	64	1,327	365	(94)	2	1,664
Net income (loss)	—	—	(925)	—	16	(909)
Other comprehensive loss, net of tax	—	—	—	(44)	—	(44)
Payments to EIX for stock purchases related to stock-based compensation	—	—	(17)	—	—	(17)
Non-cash distribution to EIX[4]	—	(222)	—	—	—	(222)
Excess tax benefits related to stock option exercises	—	5	—	—	—	5
Other stock transactions, net	—	6	—	—	—	6
Contributions from noncontrolling interests[2]	—	—	—	—	288	288
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Transfers of assets to Capistrano Wind Partners[3]	—	(21)	—	—	—	(21)
Balance at December 31, 2012	$64	$1,095	$(577)	$(138)	$288	$732

[1]
Effective January 1, 2010, EME adopted new accounting guidance issued by the FASB related to the consolidation of VIEs. As a result of this guidance, EME prospectively consolidated a 50% interest in American Bituminous Power Partners, L.P. (Ambit) and deconsolidated the Elkhorn Ridge and San Juan Mesa wind projects. The impact of adopting this guidance resulted in a cumulative effect adjustment that increased retained earnings by $10 million.

[2]
Funds contribution by third-party investors related to the Capistrano Wind equity capital raise are reported in noncontrolling interest. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

[3]
Additional paid in capital was reduced by $21 million due to a new tax basis in the assets transferred to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Equity Capital.

[4]	During the fourth quarter of 2012, EME recorded a non-cash distribution to EIX related to the tax-allocation agreement. See Note 7—Income Taxes—EME—Current and Deferred Taxes.

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(909)	$(1,079)	$163
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Non-cash reorganization items	23	—	—
Equity in income from unconsolidated affiliates	(46)	(85)	(104)
Distributions from unconsolidated affiliates	24	82	91
Depreciation and amortization	292	330	260
Deferred taxes and tax credits	162	(903)	162
Loss on disposal and asset impairments	117	1,738	45
Proceeds from US Treasury Grants	44	388	92
Changes in operating assets and liabilities:
(Increase) decrease in margin and collateral deposits	(20)	14	60
Decrease (increase) in receivables	30	251	(65)
Increase in inventory	(6)	(42)	(17)
(Increase) decrease in prepaid expenses and other	(9)	(9)	7
Decrease (increase) in restricted cash and cash equivalents	(2)	(4)	68
Increase in rent payments in excess of levelized rent expense	(76)	(76)	(95)
Increase (decrease) in payables and other current liabilities	5	172	(141)
Increase in derivative assets and liabilities	(26)	—	(34)
Increase in other operating—assets	(2)	(73)	(12)
(Decrease) increase in other operating—liabilities	(68)	(44)	97
Operating cash flows from continuing operations	(467)	660	577
Operating cash flows from discontinued operations, net	(46)	(34)	29
Net cash (used in) provided by operating activities	(513)	626	606
Cash Flows From Financing Activities
Borrowings under long-term debt	79	481	211
Payments on debt	(56)	(107)	(48)
Borrowings under short-term debt	195	32	96
Borrowing held in escrow pending completion of project construction	97	(97)	—
Cash contributions from noncontrolling interests	288	—	—
Cash dividends to noncontrolling interests	(18)	—	—
Payments to affiliates related to stock-based awards	(17)	(8)	(6)
Excess tax benefits related to stock-based exercises	5	2	1
Financing costs	(9)	(26)	(19)
Net cash provided by financing activities from continuing operations	564	277	235
Cash Flows From Investing Activities
Capital expenditures	(355)	(672)	(556)
Proceeds from return of capital and loan repayments and sale of assets	14	55	34
Proceeds from settlement of insurance claims	2	—	—
Purchase of interest of acquired companies	—	(3)	(4)
Investments in and loans to unconsolidated affiliates	—	(10)	(7)
Maturities of short-term investments	—	—	1
Increase in restricted deposits and restricted cash and cash equivalents	(83)	(4)	(5)
Investments in other assets	(8)	(30)	(7)
Investing cash flows from continuing operations	(430)	(664)	(544)
Investing cash flows from discontinued operations, net	(31)	(14)	(18)
Net cash used in investing activities	(461)	(678)	(562)
Net (decrease) increase in cash and cash equivalents from continuing operations	(333)	273	268
Cash and cash equivalents at beginning of period from continuing operations	1,221	948	680
Cash and cash equivalents at end of period from continuing operations	888	1,221	948
Net (decrease) increase in cash and cash equivalents from discontinued operations	(77)	(48)	11
Cash and cash equivalents at beginning of period from discontinued operations	79	127	116
Cash and cash equivalents at end of period from discontinued operations	$2	$79	$127

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Operating Revenues from Marketing Affiliate	$892	$1,286	$1,479
Operating Expenses
Fuel	582	512	519
Plant operations	369	457	447
Depreciation and amortization	128	158	155
Asset impairments and other charges	14	653	48
Administrative and general	18	22	22
Impairment of loan to affiliate (Note 15)	1,378	—	—
Total operating expenses	2,489	1,802	1,191
Operating income (loss)	(1,597)	(516)	288
Other Income (Expense)
Interest and other income	110	114	117
Interest expense	(33)	(40)	(48)
Total other income	77	74	69
Income (loss) before reorganization items and income taxes	(1,520)	(442)	357
Reorganization items	6	—	—
Provision (benefit) for income taxes	(62)	(172)	142
Net Income (Loss)	$(1,464)	$(270)	$215

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(1,464)	$(270)	$215
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	(12)	—	—
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	—	—	(6)
Net gain (loss) adjustment, net of tax expense (benefit) of $0, $(8) and $(4) for 2012, 2011 and 2010, respectively	(1)	(13)	(6)
Amortization of net loss and prior service adjustment included in expense, net of tax	2	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $3, $15 and $29 for 2012, 2011 and 2010, respectively	4	23	45
Reclassification adjustments included in net income, net of income tax benefit of $17, $16 and $58 for 2012, 2011 and 2010, respectively	(26)	(25)	(90)
Other comprehensive loss, net of tax	(33)	(14)	(57)
Comprehensive Income (Loss)	$(1,497)	$(284)	$158

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts)

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$95	$213
Due from affiliates, net (Note 15)	40	109
Inventory	165	159
Interest receivable from affiliate, net (Note 15)	—	55
Derivative assets	2	43
Deferred taxes	—	14
Other current assets	20	17
Total current assets	322	610
Property, Plant and Equipment, less accumulated depreciation of $1,260 and $1,152 at respective dates	2,078	2,185
Notes receivable from affiliate, net (Note 15)	—	1,323
Long-term derivative assets	—	1
Deferred taxes	—	42
Other long-term assets	28	29
Total Assets	$2,428	$4,190
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$10	$35
Accrued liabilities	18	49
Due to affiliates	3	18
Interest payable	1	19
Derivative liabilities	3	2
Current portion of lease financings	6	116
Total current liabilities	41	239
Liabilities subject to compromise	529	—
Lease financings, net of current portion	2	439
Benefit plans and other long-term liabilities	190	243
Total Liabilities	762	921
Commitments and Contingencies (Notes 6, 9 and 10)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,405	3,511
Accumulated deficit	(1,689)	(225)
Accumulated other comprehensive loss	(50)	(17)
Total Member's Equity	1,666	3,269
Total Liabilities and Member's Equity	$2,428	$4,190
The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(in millions)

	Membership Interests	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2009	$—	$3,511	$180	$54	$3,745
Net income	—	—	215	—	215
Other comprehensive loss	—	—	—	(57)	(57)
Cash distribution to parent	—	—	(125)	—	(125)
Balance at December 31, 2010	—	3,511	270	(3)	3,778
Net loss	—	—	(270)	—	(270)
Other comprehensive loss	—	—	—	(14)	(14)
Cash distribution to parent	—	—	(225)	—	(225)
Balance at December 31, 2011	—	3,511	(225)	(17)	3,269
Net loss	—	—	(1,464)	—	(1,464)
Other comprehensive loss	—	—	—	(33)	(33)
Non-cash distribution to parent[1]	—	(106)	—	—	(106)
Balance at December 31, 2012	$—	$3,405	$(1,689)	$(50)	$1,666

[1]	During 2012, Midwest Generation recorded a non-cash distribution to its parent related to the tax-allocation agreement. See Note 7—Income Taxes—Midwest Generation—Current and Deferred Taxes.

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(1,464)	$(270)	$215
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Non-cash reorganization items	6	—	—
Depreciation and amortization	129	160	156
Deferred taxes and tax credits	54	(145)	(33)
Loss on disposal and asset impairments	14	653	48
Impairment of loan to affiliate	1,378	—	—
Other items	—	—	(3)
Changes in operating assets and liabilities:
Decrease in due to/from affiliates	(64)	28	9
Increase in inventory	(6)	(36)	(15)
Increase in other current assets	(3)	(25)	(2)
Decrease in emission allowances	—	2	9
Decrease in accounts payable and other current liabilities	(34)	(7)	(3)
Decrease in interest payable	(5)	(4)	(4)
Decrease (increase) in derivative assets and liabilities	6	1	(20)
Increase in other operating - liabilities	2	7	44
Net cash provided by operating activities	13	364	401
Cash Flows From Financing Activities
Cash distributions to parent	—	(225)	(125)
Repayments of lease financing	(116)	(109)	(120)
Net cash used in financing activities	(116)	(334)	(245)
Cash Flows From Investing Activities
Capital expenditures	(30)	(103)	(107)
Proceeds from sale of assets	3	—	—
Proceeds from sale of emission allowances	—	—	3
Proceeds from settlement of insurance claims	2	—	1
Increase in restricted deposits and restricted cash and cash equivalents	(2)	—	—
Investments in other assets	—	(18)	—
Repayment of loan from affiliate	12	9	5
Net cash used in investing activities	(15)	(112)	(98)
Net (decrease) increase in cash and cash equivalents	(118)	(82)	58
Cash and cash equivalents at beginning of period	213	295	237
Cash and cash equivalents at end of period	$95	$213	$295

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
MIDWEST GENERATION, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (EME and Midwest Generation, except as noted )
This is a combined annual report of Edison Mission Energy (EME) and its indirect subsidiary Midwest Generation, LLC (Midwest Generation). EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers, or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its Edison Mission Marketing & Trading, Inc. (EMMT) subsidiary.
EME's coal-fired facilities are primarily owned or leased and operated by Midwest Generation. As of December 31, 2012, Midwest Generation operated 4,619 megawatts (MW) of power plants in Illinois (the Midwest Generation plants) based on installed capacity acknowledged by PJM Interconnection, LLC (PJM):

•	the Powerton, Joliet, Will County, and Waukegan coal-fired generating plants consisting of 4,314 MW; and

•	the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.
Midwest Generation leases the Powerton Station and Units 7 and 8 of the Joliet Station from third-party lessors pursuant to a sale-leaseback transaction completed in August 2000 (the Powerton and Joliet Sale Leaseback). Midwest Generation's obligations under these leases are guaranteed by EME. In connection with the Powerton and Joliet Sale Leaseback, Midwest Generation facilitated the issuance of lessor debt of $1.147 billion in the form of pass-through certificates (the Senior Lease Obligation Bonds).
In December 2012, EME completed a transaction that transferred substantially all of the remaining assets and certain specified liabilities of its coal-fired generating facility in Indiana County, Pennsylvania (Homer City) as well as its leasehold interest in the Homer City generating station to an affiliate of General Electric Capital Corporation (GECC).
EME is incorporated under the state laws of Delaware and is an indirect subsidiary of Edison International (EIX). Midwest Generation, a Delaware limited liability company, is a wholly owned subsidiary of Edison Mission Midwest Holdings Co. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME.
Chapter 11 Cases
During 2012, EME and Midwest Generation experienced operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. These operating losses are a continuation of trends initially experienced in the fourth quarter of 2011. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit the Midwest Generation plants to comply with governmental regulations were expected to exhaust EME's and Midwest Generation's liquidity. Consequently, on December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company and Western Sierra Energy Company (collectively, the Debtor Entities) filed voluntary petitions for relief under Chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court).
The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases.
Under Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtor Entities, including actions to enforce the payment of EME's $3.7 billion of unsecured senior notes and Midwest Generation's obligations related to the Powerton and Joliet Sale Leaseback. Absent an order from the Bankruptcy Court, substantially all of the Debtor Entities' pre-petition liabilities are subject to settlement under a reorganization plan.

The filing of the Chapter 11 Cases constitutes events of default of Midwest Generation's obligations under the Powerton and Joliet Sale Leaseback, and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. On December 16, 2012, EME and Midwest Generation entered into a forbearance agreement with the Powerton and Joliet leases' owner-lessors, the owner-lessors' equity owners, and approximately 72 percent of the holders of the Senior Lease Obligation Bonds. Under the terms of the agreement, the parties agreed to forbear from exercising certain rights and remedies for 60 days. Under the terms of the agreement, Midwest Generation did not make the scheduled payments of $76 million on January 2, 2013 but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. On February 28, 2013, the parties agreed to extend the forbearance agreement until the earlier of April 5, 2013 or notice of withdrawal from the agreement by approximately 60 percent of the holders of the Senior Lease Obligation Bonds. The Chapter 11 Cases may also constitute events of default under the $191 million nonrecourse financing of the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects (the Viento II Financing) and the $69 million nonrecourse financing of the High Lonesome wind project. Short-term forbearance agreements have been executed with the lenders and the EME subsidiary borrowers to these financing agreements and, as a result, the EME subsidiaries that have obligations pursuant to these financings are currently not included in the Chapter 11 Cases. The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 5—Debt and Credit Agreements and Note 9—Commitments and Contingencies—Powerton and Joliet Sale Leaseback.
Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds, receive additional contributions from EME or find other sources of capital to fund the retrofits of its coal-fired plants. EME's ability to provide capital to Midwest Generation is subject to its own liquidity constraints and oversight by EME's creditors. Accordingly, to conserve cash, Midwest Generation has applied for a variance which could delay certain capital expenditures for environmental retrofits at the Midwest Generation plants. There is no assurance that Midwest Generation will be able to obtain such a variance.
Following extensive discussions with certain of its unsecured noteholders (the Noteholders) and EIX regarding EME's financial condition, in December 2012, EME entered into a Transaction Support Agreement (the Support Agreement) with these parties. The Support Agreement contemplates agreements between the parties, subject to the execution of definitive documentation and the approval of the Bankruptcy Court, that are intended to maximize the value of the Debtor Entities' estates and ultimately result in a substantial deleveraging of EME's balance sheet. The Support Agreement provides that the parties will negotiate a Master Restructuring Agreement that will provide for amendment and assumption of tax-allocation agreements to provide for tax payments through December 31, 2014, and provides for the cancellation of EIX's 100 percent equity interest in EME on the effective date of a confirmed plan of reorganization. If EME is unable to implement the restructuring contemplated by the Support Agreement, it is unclear whether EME, Midwest Generation and the other Debtor Entities will be able to reorganize their businesses. There can be no assurance as to the timing of receipt of required approvals or when a restructuring plan might become effective. For further discussion, see Note 5—Debt and Credit Agreements and Note 16—Restructuring Activities.
At December 31, 2012, EME, and its subsidiaries without contractual dividend restrictions, had cash and cash equivalents of $815 million, which includes Midwest Generation cash and cash equivalents of $95 million. EME's and Midwest Generation's previous revolving credit agreements have been terminated or expired and no longer are sources of liquidity.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if EME and Midwest Generation were unable to continue as going concerns. EME and Midwest Generation are currently developing a plan for their restructuring, but there is no assurance such a plan will be successfully implemented. EME's and Midwest Generation's ability to continue as going concerns is dependent on many factors, including the successful development of a confirmed plan of reorganization and an emergence from bankruptcy. Uncertainty as to the outcome of these factors raises substantial doubt about EME's and Midwest Generation's ability to continue as going concerns.
Basis of Presentation
The consolidated financial statements of EME reflect the accounts of EME and its subsidiary, Midwest Generation. The consolidated financial statements of EME also include the accounts of partnerships in which EME has a controlling interest and variable interest entities (VIEs) in which EME is deemed the primary beneficiary. EME's investments in unconsolidated affiliates and VIEs, in which EME is not deemed to be the primary beneficiary, are mainly accounted for by the equity method. For a discussion of EME's VIEs, see Note 3—Variable Interest Entities. Midwest Generation's consolidated financial statements include the accounts of Midwest Generation and its subsidiaries. All significant intercompany balances and transactions have been eliminated for each reporting entity. The notes to the consolidated financial statements apply to EME and Midwest Generation as indicated parenthetically next to each corresponding disclosure.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires EME and Midwest Generation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents included money market funds totaling $615 million and $1.2 billion for EME and $75 million and $195 million for Midwest Generation at December 31, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted deposits consisted of cash balances that are restricted to pay amounts required for lease payments, debt service or to provide collateral. At December 31, 2012, EME' restricted cash and deposits included $49 million to support outstanding letters of credit issued under EME's letter of credit facilities. At December 31, 2011, EME's restricted deposits included $97 million received from a wind project financing that had been held in escrow.
Restricted deposits of $4 million and $3 million as of December 31, 2012 and 2011, respectively, were included in other long-term assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral or other deposits required by contract.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

	EME		Midwest Generation
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Coal, fuel oil and other raw materials	$123	$120	$119	$117
Spare parts, materials and supplies	52	49	46	42
Total inventory	$175	$169	$165	$159
VIEs (EME only)
A VIE is a legal entity whose equity owners do not have sufficient equity at risk, or as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision making rights, the obligation to absorb losses, or the right to receive the residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE unless specific exceptions or exclusions are met. Commercial and operating activities are generally the factors that most significantly impact the economic performance of VIEs in which EME has a variable interest. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Allocation of Net Income or Losses to Investors in Certain VIEs (EME only)
During 2012, EME raised third-party capital to support the development of a portion of EME's wind portfolio by selling indirect equity interests in certain wind projects through a new venture, Capistrano Wind Partners. Capistrano Wind Partners' partnership agreements contain complex allocation provisions for taxable income and losses, tax credits and cash distributions. EME allocates net income for this consolidated investment to third-party investors based on the Hypothetical Liquidation Book Value (HLBV) method. HLBV is a balance sheet oriented approach that calculates the change in the claims of each partner on the net assets of the investment at the beginning and end of each period. Each partner's claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value and the resulting cash was then distributed to investors in accordance with their respective liquidation preferences. EME reports the net income (loss) attributable to the third-party investors as income (loss) attributable to noncontrolling interests in the consolidated statements of operations. For further information, see Note 3—Variable Interest Entities—Categories of VIEs—Capistrano Wind Equity Capital.
Purchased Emission Allowances, Exemptions and Offsets (EME only)
Purchased emission allowances are stated at the lower of weighted-average cost or market. Purchased emission allowances are recorded at cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of emission allowances has declined and it is probable that revenues earned from the generation of power will not cover the amounts recorded in the ordinary course of business. Purchased emission allowances are classified as current or long-term assets based on the time the allowances are expected to be used. At December 31, 2012 and 2011, EME had $16 million and $76 million, respectively, of purchased emission allowances, exemptions and offsets, primarily related to the Walnut Creek facility, reflected in other long-term assets in the accompanying consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment, including leasehold improvements and construction in progress, are capitalized at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the property, plant and equipment and over the shorter of the lease term or estimated useful life for leasehold improvements. The costs of repairs and maintenance, including periodic major maintenance, are expensed as incurred.
As part of the acquisition of the Midwest Generation plants, EME acquired emission allowances under the United States Environmental Protection Agency's (US EPA) Acid Rain Program. EME uses these emission allowances in the normal course of its business to generate electricity and has classified them as part of property, plant and equipment. Acquired emission allowances are amortized on a straight-line basis.
Estimated useful lives for property, plant and equipment are as follows:

	EME	Midwest Generation
Power plant facilities	2.75 to 35 years	2.75 to 30 years
Leasehold improvements	Shorter of life of lease or estimated useful life	Shorter of life of lease or estimated useful life
Emission allowances	25 to 33.75 years	25 to 33.75 years
Equipment, furniture and fixtures	3 to 10 years	3 to 7 years
Plant and equipment under lease financing	not applicable	30 to 33.75 years
The remaining estimated useful life or lease term at December 31, 2012 for the Midwest Generation plants is as follows. Estimated useful lives of individual facilities could be impacted by decisions related to the installation of environmental remediation equipment. If environmental compliance equipment is not installed, the useful life may be shortened.

Joliet Unit 6	6 years
Joliet Units 7 and 8[1]	18 years
Powerton Station[1]	21 years
Will County Station	17 years

[1]	Represents leased facilities. The leases may be renewed based on criteria outlined in their respective agreements.
Interest incurred on funds borrowed by EME is capitalized during the construction period. Such capitalized interest is included in property, plant and equipment. Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project. Capitalized interest was $31 million, $27 million and $54 million in 2012, 2011 and 2010, respectively. Midwest Generation did not record capitalized interest during the period.
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
EME and Midwest Generation have recorded a liability representing expected future costs associated with site reclamations, facilities dismantlement and removal of environmental hazards, which is included in other long-term liabilities on EME's consolidated balance sheets and benefit plans and other long-term liabilities on Midwest Generation's consolidated balance sheets.
Impairment of Long-Lived Assets
EME and Midwest Generation evaluate the impairment of long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such investments or assets may not be recoverable. EME's and Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant. If the carrying amount of a long-lived asset exceeds the expected future cash flows, undiscounted and without interest charges, an impairment loss is recognized for the excess of the carrying amount over fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. For further discussion, see Note 13—Asset Impairments and Other Charges.
EME also evaluates investments in unconsolidated affiliates for potential impairment. If the carrying value of an unconsolidated affiliate exceeds its fair value, an impairment loss is recorded if the decline is other than temporary.
Sale Leaseback
Midwest Generation has entered into the Powerton and Joliet Sale Leaseback and EME has provided guarantees related to this transaction. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet Stations, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. The gain on the sale of the power stations has been deferred and is being amortized over the term of the leases. For additional information on the Powerton and Joliet Sale Leaseback, see Note 9—Commitments and Contingencies—Lease Commitments.
EME
EME accounts for long-term leases associated with the Powerton and Joliet Sale Leaseback as operating leases on its separate consolidated financial statements. Minimum lease payments under operating leases are levelized (total minimum lease payments divided by the number of years of the lease) and recorded as rent expense over the terms of the leases. Lease payments in excess of the minimum are recorded as rent expense in the year incurred.
Midwest Generation
Midwest Generation accounts for the Powerton and Joliet Sale Leaseback as a lease financing in its separate consolidated financial statements. Accordingly, Midwest Generation records the power plants as assets in a similar manner to a capital lease and records depreciation expense from the power plants and interest expense from the lease financing.
Allowance for Losses on Notes Receivable (Midwest Generation only)
Notes receivable are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A valuation allowance will be recorded when it is probable that Midwest Generation will be unable to collect amounts due, including principal and interest, according to the contractual terms and schedule of the loan agreement. For additional information on Midwest Generation's impaired intercompany loan, see Note 15—Related Party Transactions.
Accounting for Reorganization
As a result of the EME and Midwest Generation Chapter 11 Cases, realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The consolidated financial statements prepared under Accounting Standards Codification (ASC) 852 Reorganizations require the following accounting policies for debtors-in-possession.

Liabilities Subject to Compromise (LSTC)
Unsecured prepetition liabilities that have at least a possibility of not being fully repaid have been reclassified into LSTC, a separate line item on the consolidated balance sheet. LSTC, including claims that have become known after the bankruptcy filing, are reported on the basis of the probably allowed claim. For additional information, see Note 16—Restructuring Activities.
Reorganization Items
Adjustments to amounts classified as LSTC are presented as Reorganization Items, a separate line item on the consolidated statement of operations. Reorganization items include the write off of deferred financing costs of $15 million related to the classification of EME's senior notes as part of LSTC. Reorganization items also include direct and incremental costs of bankruptcy, such as professional fees. For additional information, see Note 16—Restructuring Activities.
Interest Expense
EME and Midwest Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, the filing entities will not accrue interest expense for financial reporting purposes; however, unpaid contractual interest is calculated for disclosure purposes.
Deferred Financing Costs (EME only)
Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis that approximates the effective interest rate method over the term of the related debt. Amortization of deferred financing costs charged to interest expense was $19 million, $15 million and $5 million in 2012, 2011 and 2010, respectively. For additional information, see "Reorganization Items" above.
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
EME accounts for grant income on the deferred method and, accordingly, will recognize operating revenues related to such income over the estimated useful life of the projects. EME received US Treasury Grants of $44 million in 2012 and a total of $388 million in 2011.
Power Purchase Agreements (EME only)
EME enters into long-term power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a VIE. Under this classification, the power purchase agreement is evaluated to determine if EME is the primary beneficiary in the VIE, in which case, such entity would be consolidated. EME does not have any power purchase agreements in which it is the primary beneficiary.
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement (signed or modified after June 30, 2003) designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. EME has a number of power purchase agreements that contain leases in which EME is considered the lessor. These agreements are classified as operating leases. EME records rental income under these contracts as electricity is delivered at rates defined in power sales agreements. Revenues from these power sales agreements were $124 million, $109 million and $81 million in 2012, 2011 and 2010, respectively.
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
Power purchase agreements that do not meet the preceding classification are accounted for on the accrual basis.
Derivative Instruments and Hedging Activities
Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). EME and Midwest Generation are required to record derivatives on their balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases and sales. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that EME and Midwest Generation formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
EME and Midwest Generation use derivative instruments to reduce their exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, transmission rights and interest rates. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that EME and Midwest Generation do not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EME's and Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on EME's and Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive loss until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.
Derivative instruments that are utilized for EME's trading purposes are measured at fair value and included on the consolidated balance sheets as derivative assets or liabilities, with offsetting changes recognized in operating revenues on the consolidated statements of operations.
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
Where EME's and Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, EME and Midwest Generation present their derivative assets and liabilities on a net basis on their consolidated balance sheets. In addition, derivative positions are offset against margin and cash collateral deposits. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Stock-Based Compensation (EME only)
EIX's stock options, performance shares, deferred stock units and restricted stock units have been granted to EME employees under EIX's long-term incentive compensation programs. Generally, EIX does not issue new common stock for settlement of equity awards. Rather, a third party is used to purchase shares from the market and deliver for settlement of option exercises, performance shares, and restricted stock units. EIX has discretion to settle certain performance shares awards in common stock; however, awards are generally settled half in cash and half in common stock. Deferred stock units granted to management are settled in cash and represent a liability. Restricted stock units are settled in common stock; however, EIX will substitute cash awards to the extent necessary to pay tax withholding or any government levies.

EME recognizes stock-based compensation expense on a straight-line basis over the requisite service period. EME recognizes stock-based compensation expense for awards granted to retirement-eligible participants on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. At approximately the same time as the commencement of the Chapter 11 Cases, EME ceased participating in EIX's long-term incentive compensation programs, and does not expect that any new EIX stock-based compensation will be awarded to EME employees.
Income Taxes and Tax-Allocation Agreements
EME
EME is included in the consolidated federal and combined state income tax returns of EIX and participates in tax-allocation agreements with other subsidiaries of EIX. EME's tax provision is determined using the “benefits for losses” method. This method is similar to a separate company return, except that EME recognizes, without regard to separate company limitations, additional tax liabilities or benefits based on the impact to the combined group including EME's taxable income or losses and state apportionment factors. Realization of any tax benefits generated by EME is dependent on EME's continued inclusion in the consolidated EIX tax returns, and the generation of sufficient consolidated taxable income by the EIX consolidated tax group prior to the expiration of the loss and credit carryforwards. Differences between amounts recorded in tax provision under the benefits for losses method and the amount of cash expected to be paid or received through the intercompany tax allocation agreements are recorded to equity.
EME accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. In evaluating the realization of tax sharing assets, EME must determine the likelihood of receiving future tax-sharing payments under the tax-allocation agreements. In evaluating the realization of its deferred income tax assets, EME must determine whether it is more likely than not the EIX consolidated tax group will generate sufficient taxable income to utilize EME's deferred income tax assets during the period in which EME will likely remain part of the EIX consolidated income tax returns, or if it is more likely than not EME would utilize the deferred income tax assets on its own, after its expected separation from the group at its emergence from bankruptcy. During 2012, EME recorded a valuation allowance against its net deferred tax assets. For further information regarding the valuation allowance, see Note 7—Income Taxes.
Investment and energy tax credits are deferred and amortized over the term of the power purchase agreement of the respective project while production tax credits are recognized when earned. EME's investments in wind-powered electric generation projects qualify for federal production tax credits, unless a US Treasury Grant has been elected. Certain of EME's wind projects also qualify for state tax credits, which are accounted for similarly to federal production tax credits.
Interest income, interest expense and penalties associated with income taxes are reflected in provision (benefit) for income taxes on EME's consolidated statements of operations.
Midwest Generation
Midwest Generation is included in the consolidated federal and state income tax returns of EIX and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings (the Midwest Generation Tax Allocation Agreement). Midwest Generation's tax allocation method is to allocate current tax liabilities or benefits on a separate return basis, except for the use of state tax apportionment factors of the EIX group for purposes of determining state income taxes. The Midwest Generation Tax Allocation Agreement only permits the use of net operating losses to offset future taxable income and does not include the right to receive payments. Accordingly, if Midwest Generation offsets net operating loss carryforwards against taxable income in the future, such tax benefits are accounted for as non-cash equity contributions from its parent at the time of use. Tax benefits recognized associated with net operating losses carrybacks that are not paid under the Midwest Generation Tax Allocation Agreement are accounted for as non-cash distributions to the parent company.
Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. In evaluating the realization of deferred income tax assets, Midwest Generation must determine whether it is more likely than not it would utilize its own deferred income tax assets in a hypothetical tax return prepared on a separate company basis. During 2012, Midwest Generation recorded a valuation allowance against its net deferred tax assets. For further information regarding the valuation allowance, see Note 7—Income Taxes.

Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the Midwest Generation Tax Allocation Agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits or other current or deferred tax attributions, which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). Differences between amounts recorded in tax provision based on a hypothetical tax return prepared on a separate company basis and the amount of cash expected to be paid or received through the Midwest Generation Tax Allocation Agreement are recorded to equity.
Interest income, interest expense and penalties associated with income taxes are reflected in provision (benefit) for income taxes on Midwest Generation's consolidated statements of operations.
New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. EME and Midwest Generation adopted this guidance effective January 1, 2012. For further information, see Note 4—Fair Value Measurements.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. EME and Midwest Generation adopted this guidance January 1, 2012 and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
Accounting Guidance Not Yet Adopted
Offsetting Assets and Liabilities
In December 2011 and December 2012, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. EME and Midwest Generation adopted this guidance effective January 1, 2013.
Presentation of Items Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income. The guidance requires companies to present separately, for each component of other comprehensive income, current period reclassifications and the remainder of the current-period other comprehensive income. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of accumulated other comprehensive income on the respective line item(s) of net income. EME adopted this guidance effective January 1, 2013.

Note 2. Property, Plant and Equipment (EME, Midwest Generation)
Property, plant and equipment consisted of the following:

	EME		Midwest Generation
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Land	$36	$36	$32	$32
Power plant facilities	4,612	4,560	$1,293	$1,309
Leasehold improvements	4	4	—	—
Emission allowances	672	672	639	639
Construction in progress[1]	495	366	28	8
Equipment, furniture and fixtures	128	129	13	15
Plant and equipment under lease financing	—	—	1,333	1,334
	5,947	5,767	3,338	3,337
Less accumulated depreciation and amortization	1,431	1,295	1,260	1,152
Net property, plant and equipment	$4,516	$4,472	$2,078	$2,185

[1]	Included $466 million and $357 million at December 31, 2012 and 2011, respectively, for EME's new gas and wind projects under construction.
The power sales agreements of certain EME wind projects qualify as operating leases pursuant to authoritative guidance on leases. The carrying amount and related accumulated depreciation of the property of these wind projects totaled $1.7 billion and $277 million, respectively, at December 31, 2012.
Property, plant and equipment for Midwest Generation includes leased properties pursuant to the Powerton and Joliet Sale Leaseback. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for the three years ended December 31, 2012, 2011 and 2010, respectively. Accumulated amortization related to the leased facilities was $514 million and $472 million at December 31, 2012 and 2011, respectively.
For information on impairment charges relating to property, plant and equipment, see Note 13—Asset Impairments and Other Charges.
Asset Retirement Obligations
EME
A reconciliation of the changes in EME's ARO liability is as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010
Beginning balance	$70	$47	$38
Accretion expense	5	5	2
Revisions	—	(1)	—
Liabilities added	5	19	8
Transfers out[1]	—	—	(1)
Ending balance	$80	$70	$47

[1]	Transfers out represents the deconsolidation of two wind projects and consolidation of one coal project effective January 1, 2010.
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

Midwest Generation
A reconciliation of the changes in Midwest Generation's ARO liability is as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010
Beginning balance	$2	$2	$2
Accretion expense	—	1	—
Revisions	—	(1)	—
Ending balance	$2	$2	$2
Midwest Generation has conditional AROs related to asbestos removal and disposal costs for owned buildings and power plant facilities. Midwest Generation has not recorded a liability related to these structures because they cannot reasonably estimate the obligation's fair value at this time. The range of time over which Midwest Generation may settle these obligations in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques. At December 31, 2012, Midwest Generation had assets with a fair value of $4 million that were legally restricted for purposes of settling AROs.

Note 3. Variable Interest Entities (EME only)
Description of Use of VIEs
EME and its subsidiaries and affiliates have used VIEs as part of joint development agreements and constructing or acquiring full or partial interests in power generation facilities and ancillary facilities, referred to by EME as a project. EME's subsidiaries and affiliates have financed the development and construction or acquisition of its projects by capital contributions from EME and the incurrence of debt or lease obligations by its subsidiaries and affiliates owning the operating facilities. These project level debt or lease obligations are generally secured by project specific assets and structured as nonrecourse to EME, with several exceptions, including EME's guarantee provided as part of the Powerton and Joliet Sale Leaseback.
Categories of VIEs
Projects or Entities that are Consolidated
At December 31, 2012 and December 31, 2011, EME consolidated 15 and 13 projects, respectively, with a total generating capacity of 878 MW and 570 MW, respectively, that have noncontrolling interests held by others. Projects consolidated at December 31, 2012 increased from December 31, 2011 primarily due to the Capistrano Wind equity capital transaction as discussed below. This increase was partially offset by the December 2012 sale of EME's 75% ownership interest in two Minnesota wind projects. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.

The following table presents summarized financial information of the projects that were consolidated by EME:

(in millions)	December 31, 2012	December 31, 2011
Current assets	$74	$36
Net property, plant and equipment	1,117	675
Other long-term assets	90	5
Total assets	$1,281	$716
Current liabilities	$50	$28
Long-term debt net of current portion	186	57
Deferred revenues	156	69
Long-term derivative liabilities	23	—
Other long-term liabilities	40	22
Total liabilities	$455	$176
Noncontrolling interests	$288	$2
Assets serving as collateral for the debt obligations had a carrying value of $497 million and $136 million at December 31, 2012 and December 31, 2011, respectively, and primarily consist of property, plant and equipment. The consolidated statements of operations and cash flows for the years ended December 31, 2012 and 2011 includes $29 million and $22 million of pre-tax losses, respectively, and $75 million and $40 million of operating cash flows, respectively, related to VIEs that are consolidated.
Capistrano Wind Equity Capital
On February 13, 2012, Edison Mission Wind Inc. (Edison Mission Wind) sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I wind project (61 MW in Wyoming) and the Mountain Wind Power II wind project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding. Capistrano Wind Partners also agreed to acquire the Broken Bow I wind project (80 MW in Nebraska) and the Crofton Bluffs wind project (40 MW in Nebraska). Edison Mission Wind sold the Crofton Bluffs wind project for $58 million and the Broken Bow I wind project for $112 million in December 2012 and January 2013, respectively, to Capistrano Wind Partners. Outside investors provided $46 million and $94 million of the funding for the Crofton Bluffs and the Broken Bow I wind projects, respectively.
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
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of a $4 million preferred investment made by MEHC, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects, and accordingly, EME will continue to consolidate these projects. The $284 million contributed by the third-party interests and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at December 31, 2012. This transaction was accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.
Projects that are not Consolidated
EME accounts for the majority of its investments in domestic gas and wind energy projects in which it has less than a 100% ownership interest, and does not have both the right to direct the commercial and operating activities and the obligation to absorb losses or receive benefits from the VIEs, under the equity method. As of December 31, 2012 and 2011, EME had significant variable interests in 5 natural gas projects that are not consolidated, consisting of the Big 4 Projects (Kern River, Midway-Sunset, Sycamore and Watson) and Sunrise. A subsidiary of EME operates 3 of the Big 4 Projects and Sunrise and

EME's partner provides the fuel management services for the Big 4 Projects. In addition, the executive director of these gas projects is provided by EME's partner. Commercial and operating activities of these gas projects are jointly controlled by a management committee of each VIE. Accordingly, EME accounts for its variable interests in these projects under the equity method. In December 2012, EME's partner in Kern River and Sycamore filed a complaint alleging the filing of the Chapter 11 Cases was an event of default under the partnership agreements. For additional information see Note 9—Commitments and Contingencies-Chevron Adversary Proceedings.
The following table presents the carrying amount of EME's investments in unconsolidated VIEs and the maximum exposure to loss for each investment:

	December 31, 2012
(in millions)	Investment	Maximum Exposure
Natural gas-fired projects	$331	$331
Wind projects	203	203
EME's exposure to loss in its VIEs accounted for under the equity method is generally limited to its investment in these entities. At December 31, 2012 and 2011, outstanding debt for projects that are not consolidated consisted of long-term debt that was secured by a pledge of project entity assets, but does not provide for recourse to EME. At December 31, 2012, such outstanding indebtedness was $32 million, of which $8 million was proportionate to EME's ownership in the project. At December 31, 2011, such outstanding indebtedness was $62 million, of which $16 million was proportionate to EME's ownership interest in the projects.
The following table presents summarized financial information of the investments in unconsolidated affiliates accounted for by the equity method:

	Years Ended December 31,
(in millions)	2012	2011	2010
Revenues	$607	$769	$828
Expenses	519	601	653
Net income	$88	$168	$175

	December 31,
(in millions)	2012	2011
Current assets	$337	$289
Noncurrent assets	711	758
Total assets	$1,048	$1,047
Current liabilities	$78	$103
Noncurrent liabilities	82	88
Equity	888	856
Total liabilities and equity	$1,048	$1,047
The difference between the carrying value of these equity investments and the underlying equity in the net assets was $10 million at December 31, 2012. The difference is being amortized over the life of the projects. The majority of noncurrent liabilities are composed of project financing arrangements that are nonrecourse to EME. The undistributed earnings of equity method investments were $19 million at December 31, 2012 and 2011.

The following table presents, as of December 31, 2012, the investments in unconsolidated affiliates accounted for by the equity method that represent at least 5% of EME's loss before tax, excluding asset impairment charges, or in which EME has an investment balance greater than $40 million:

Unconsolidated Affiliates	Location	Investment at December 31, 2012 (in millions)	Ownership Interest at December 31, 2012	Operating Status
San Juan Mesa	Elida, NM	$80	75%	Operating wind-powered facility
Elkhorn Ridge	Bloomfield, NE	81	67%	Operating wind-powered facility
Sunrise	Fellows, CA	181	50%	Operating gas-fired facility
Sycamore	Bakersfield, CA	40	50%	Operating cogeneration facility
Watson	Carson, CA	40	49%	Operating cogeneration facility
The following table presents summarized financial information of EME's investments in unconsolidated affiliates:

	December 31,
(in millions)	2012	2011
Investments in Unconsolidated Affiliates
Equity investments	$527	$515
Cost investments	7	8
Total	$534	$523
At December 31, 2012 and 2011, EME had a 38% ownership interest in Covanta Huntington L.P., a small biomass project, that it accounted for under the cost method of accounting as it does not have a significant influence over the project's operating and financial activities. In October 2012, a non-debtor subsidiary of EME exercised an option to sell all of its interest in the project. In January 2013, EME received $7.5 million in exchange for its indirect interest in the project.
At December 31, 2012 and 2011, EME accounted for its 80% interest in Doga Enerji (Doga) on the cost method as accumulated distributions exceeded accumulated earnings. EME has not estimated the fair value of cost method investments as quoted market prices are not available and the determination of fair value is highly subjective and cannot be readily ascertained.

Note 4. Fair Value Measurements (EME and Midwest Generation, except as noted)
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of December 31, 2012 and December 31, 2011 for both EME and Midwest Generation.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

EME
The following table sets forth EME's consolidated assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$615	$—	$—	$—	$615
Derivative contracts
Electricity	$—	$41	$52	$(3)	$90
Total assets	$615	$41	$52	$(3)	$705
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$6	$1	$(7)	$—
Natural gas	3	—	—	(3)	—
Interest rate contracts	—	118	—	—	118
Total liabilities	$3	$124	$1	$(10)	$118

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$1,179	$—	$—	$—	$1,179
Derivative contracts
Electricity	$—	$65	$95	$(58)	$102
Natural gas	4	—	—	(4)	—
Fuel oil	4	—	—	(4)	—
Total assets	$1,187	$65	$95	$(66)	$1,281
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$12	$(16)	$1
Interest rate contracts	—	90	—	—	90
Total liabilities	$—	$95	$12	$(16)	$91

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents and in restricted cash and cash equivalents on EME's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of EME's consolidated Level 3 net derivative assets and liabilities:

(in millions)	2012	2011
Fair value of net assets at beginning of period	$83	$91
Total realized/unrealized gains (losses)
Included in earnings[1]	9	(17)
Included in accumulated other comprehensive loss[2]	1	1
Purchases	58	34
Settlements	(46)	(24)
Transfers out of Level 3	(54)	(2)
Fair value of net assets at end of period	$51	$83
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$22	$17

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of other comprehensive loss.
The fair value of transfers in and out of each level is determined at the end of each reporting period. In 2012, significant transfers out of Level 3 into Level 2 occurred due to significant observable inputs becoming available as the transactions neared maturity. There were no significant transfers between levels during 2011.

Midwest Generation
The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$75	$—	$—	$—	$75
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total assets	$75	$2	$—	$—	$77
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$—	$—	$3
Total liabilities	$—	$3	$—	$—	$3
	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$195	$—	$—	$—	$195
Derivative contracts
Electricity	$—	$40	$—	$4	$44
Fuel oil	4	—	—	(4)	—
Total assets	$199	$40	$—	$—	$239
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total liabilities	$—	$2	$—	$—	$2

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no significant transfers between levels during 2012, 2011 and 2010. Midwest Generation does not have any Level 3 assets and liabilities.
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
Level 3 Valuation Process
EME
The process of determining fair value is the responsibility of the risk department, which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques and uses both standard and proprietary models to determine fair value. Each reporting period, the risk and key finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness. The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for EME's consolidated Level 3 assets and liabilities at December 31, 2012:

	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$71	$20	Latest auction pricing	Congestion prices	$(8.93) - $18.03	$0.19
Power contracts	2	2	Discounted cash flows	Power prices	$22.54 - $48.85	$39.62
Netting	(21)	(21)
Total	$52	$1
Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Non-Recurring Fair Value Measurements
For a discussion of non-recurring fair value measurements, see Note 13—Asset Impairments and Other Charges.

Fair Value of Long-term Debt (EME only)
The carrying amounts and fair values of EME's long-term debt were as follows:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,056	$1,057	$4,912	$3,716
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2. The difference between the carrying amount at December 31, 2012 and December 31, 2011 was primarily attributable to the reclassification of EME's $3.7 billion of unsecured senior notes from long-term debt to LSTC. For additional information, see Note 16—Restructuring Activities.
The carrying amount of short-term debt approximates fair value.

Note 5. Debt and Credit Agreements (EME only)
Debt
Debt includes both corporate debt and nonrecourse project debt, whereby lenders rely on specific project assets to repay such obligations. At December 31, 2012, recourse debt to EME classified as part of LSTC was $3.7 billion and nonrecourse project debt was $1.4 billion. The following table summarizes long-term debt (rates and terms as of December 31, 2012), excluding LSTC:

				December 31,
(in millions)	Current Rate[1]	Effective Interest Rate[2]	Maturity Date	2012	2011
Recourse
EME (parent only)
Senior Notes, net[3]
Series A Notes	7.50% Fixed	7.50%	June 2013	$—	$500
Series B Notes	7.75% Fixed	7.75%	June 2016	—	500
Tranche A Notes	7.00% Fixed	7.00%	May 2017	—	1,200
Tranche B Notes	7.20% Fixed	7.20%	May 2019	—	800
Tranche C Notes	7.63% Fixed	7.63%	May 2027	—	700
Nonrecourse[4]
Walnut Creek Energy[5] Construction Loan	2.46% LIBOR+2.25%	2.79%	June 2013	330	138
WCEP Holdings, LLC[5] Construction Loan	4.21% LIBOR+4.0%	4.50%	June 2013	52	49
Big Sky Wind, LLC Vendor financing loan	4.14% LIBOR+3.5%	4.14%	October 2014	222	211
High Lonesome Mesa, LLC[6] Bonds	6.85% Fixed	6.85%	November 2017	69	72
American Bituminous Power Partners, L.P.[7] Bonds	0.14% Fixed	0.14%	October 2017	46	55
Viento Funding II, Inc.[6] Term Loan	3.27% LIBOR+2.75%	5.79%	December 2020	191	207
Tapestry Wind, LLC Term Loan	2.82% LIBOR+2.5%	4.52%	December 2021	210	214
Cedro Hill Wind, LLC Term Loan	3.32% LIBOR+3.0%	6.89%	December 2025	125	131
Laredo Ridge Term Loan	3.06% LIBOR+2.75%	5.90%	March 2026	71	74
Crofton Bluffs Wind, LLC Term Loan	3.19% LIBOR+2.88%	3.61%	December 2027	27	—
Broken Bow Wind, LLC Term Loan	3.19% LIBOR+2.88%	3.65%	December 2027	52	—
Others	Various	Various	Various	43	61
Total debt				$1,438	$4,912
Less: Short-term debt				382	—
Total long-term debt				1,056	4,912
Less: Current maturities of long-term debt				307	57
Long-term debt, net of current portion				$749	$4,855

[1]	London Interbank Offered Rate (LIBOR)

[2]
The effective rate at which interest expense is reflected in the financial statements after the consideration of the current rate of debt and any amounts subject to interest rate swaps. For further discussion, see Note 6—Derivative Instruments and Hedging Activities—Interest Rate Risk Management.

[3]	With the commencement of the Chapter 11 Cases, the senior notes were reclassified to LSTC. See Note 16—Restructuring Activities.

[4]	Payment obligations are generally secured by pledges of the borrower's direct and indirect ownership interests in the projects, project agreements and reserve accounts, if applicable.

[5]	Reclassified to short-term debt as the construction loans are expected to convert to 10-year amortizing term loans no later than 2013. For further discussion, see "Walnut Creek" below.

[6]
Included as part of current maturities of long-term debt as of December 31, 2012 due to potential defaults arising from the Chapter 11 Cases and the associated execution of short-term forbearance agreement with the lenders. For further discussion, see below "Chapter 11 Cases—Viento II Financing" and "Chapter 11 Cases—High Lonesome."

[7]
Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. At December 31, 2012, the outstanding balance is supported by a letter of credit.

Long-term debt maturities at December 31, 2012, for the next five years are summarized as follows: $70 million in 2013, $297 million in 2014, $75 million in 2015, $69 million in 2016, and $112 million in 2017.
Chapter 11 Cases
The filing of the Chapter 11 Cases constitutes an event of default under various financing documents. In addition to the instruments discussed below, the Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.
Senior Notes
The senior notes are EME's senior unsecured obligations, ranking equal in right of payment to all of EME's existing and future senior unsecured indebtedness, and will be senior to all of EME's future subordinated indebtedness. EME's nonrecourse secured project debt and its other secured obligations are effectively senior to the senior notes to the extent of the value of the assets securing such debt or other obligations. None of EME's subsidiaries have guaranteed the senior notes and, as a result, all the existing and future liabilities of EME's subsidiaries are effectively senior to the senior notes.
The filing of the Chapter 11 Cases may constitute an event of default under EME's senior notes and, as a result, the principal and interest due under these debt instruments are immediately due and payable. The creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code and the obligations related to the senior notes are recorded as part of LSTC. For additional information, see Note 16—Restructuring Activities.
Viento II Financing
In February 2011, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its Viento II Financing, a 2009 nonrecourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $255 million, which included a $227 million 10-year term loan, a $23 million 7-year letter of credit facility and a $5 million 7-year working capital facility. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary.
The filing of the Chapter 11 Cases may constitute an event of default under the Viento II Financing. A short-term forbearance agreement has been executed with the lenders and the EME subsidiary borrowers to these financing agreements and, as a result, the EME subsidiaries that have obligations pursuant to the Viento II Financing are currently not Debtor Entities in the Chapter 11 Cases. In March 2013, EME paid an approximately $1 million consent fee to extend the expiration date of the forbearance agreement to July 2013. Due to the short-term nature of the agreement, this financing has been classified as short-term at December 31, 2012. At December 31, 2012, there was $191 million outstanding under this loan and $23 million of outstanding letters of credit.
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
The filing of the Chapter 11 Cases may constitute an event of default under the documents governing the issuance of the Series 2010A and 2010B Bonds. A short-term forbearance agreement has been executed with the lenders and the EME subsidiary borrower to these financing agreements and, as a result, the EME subsidiaries that have obligations pursuant to the High Lonesome financing are currently not Debtor Entities in the Chapter 11 Cases. The forbearance agreement expires on July 31, 2013 and, due to the short-term nature of the agreement, these amounts have been classified as short-term at December 31, 2012. As of December 31, 2012, there were $44 million and $25 million outstanding under the Series 2010A bonds and Series 2010B bonds, respectively, and $11 million of outstanding letters of credit.
Credit Facilities and Letters of Credit
In February 2012, EME terminated its $564 million revolving credit facility. Midwest Generation's $500 million credit facility expired in June 2012 in accordance with its terms. In the first quarter of 2012, EME completed a $100 million letter of credit facility for EME's general corporate needs and for its projects, which expires on June 30, 2014. Letters of credit issued under this facility are secured by cash collateral at least equal to the issued amount.
At December 31, 2012, letters of credit under EME's and its subsidiaries' credit facilities aggregated $163 million and were scheduled to expire as follows: $91 million in 2013, $2 million in 2014, $21 million in 2017, $18 million in 2018, $18 million in 2021, and $13 million in 2022. Standby letters of credit include $30 million issued in connection with the power purchase agreement with SCE, an affiliate of EME, under the Walnut Creek credit facility. At December 31, 2012, EME had $49 million of cash collateral supporting its standby letters of credit. Certain letters of credit are subject to automatic annual renewal provisions. EME does not currently have the ability to replace the expiring standby letters of credit and will need to negotiate a letter of credit facility prior to the expiration of its existing standby letters of credit.
On February 20, 2013, the Bankruptcy Court approved an agreement between EME and DNB Bank, the lender pursuant to EME's secured letter of credit facility. Pursuant to this agreement, DNB Bank has agreed to forbear from sending notices of non-renewal to beneficiaries of outstanding letters of credit, and to allow existing letters of credit to renew automatically in accordance with their terms. In exchange, EME consented to lift the automatic stay to permit DNB Bank to setoff any obligations due and owing under the applicable documents against EME's cash collateral.
EME may seek a debtor-in-possession credit facility (DIP Financing) which would be used to enhance liquidity and working capital and/or provide for the issuance of letters of credit, and which would be subject to Bankruptcy Court approval and other conditions. The agreement with DNB Bank contemplates that EME will have sought court approval of a DIP Financing package that includes a letter of credit facility by March 31, 2013. Failure to replace the letters of credit by its their applicable maturity date dates could result in draws under the letters of credit that could cause defaults under project agreements unless the beneficiaries of the letter of credit agree to accept cash collateral in lieu of a letter of credit. There is no assurance that EME will complete a DIP Financing.
2012 Financings
Broken Bow I and Crofton Bluffs
Effective March 30, 2012, EME, through its subsidiaries, Broken Bow Wind, LLC (Broken Bow I) and Crofton Bluffs Wind, LLC (Crofton Bluffs), completed two nonrecourse financings of its interests in the Broken Bow I and Crofton Bluffs wind projects. The financings included construction loans totaling $79 million that were converted to 15-year amortizing term loans on December 21, 2012 and December 14, 2012 for Broken Bow I and Crofton Bluffs, respectively, $13 million of letter of credit facilities and $6 million of working capital facilities.
Interest under the term loans will accrue at LIBOR plus 2.88%, with the term loan rate increasing 0.13% after the third, sixth, ninth, and twelfth years. As of December 31, 2012, Broken Bow I and Crofton Bluffs have $52 million and $27 million outstanding under the term loans, respectively, and $10 million and $3 million of outstanding letters of credit, respectively.
2011 Financings
Tapestry Wind
In December 2011, EME, through its subsidiary, Tapestry Wind, LLC, completed a nonrecourse financing of its interests in the Taloga, Buffalo Bear and Pinnacle wind projects. The financing included a $214 million 10-year partially amortizing term loan, a $12 million 10-year debt service reserve letter of credit facility, an $8 million 10-year project letter of credit facility and an $8 million 10-year working capital facility. Interest under the term loans accrues at LIBOR plus 2.5% initially, with the rate increasing 0.13% on the fourth and eighth anniversary of the closing date.
A total of $97 million of cash proceeds received from the 10-year term loan was deposited into an escrow account as of December 31, 2011 pending completion of the Pinnacle wind project. During 2012, certain neighbors of the Pinnacle wind project filed civil complaints alleging, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constituted a nuisance and seeking compensatory damages, punitive damages and other equitable relief. During the fourth quarter of 2012, all of the civil complaints were settled and the escrowed loan proceeds were released to Tapestry Wind, LLC. At December 31, 2012, there was $210 million outstanding under the loan and $20 million of outstanding letters of credit.
Walnut Creek
In July 2011, EME completed, through wholly owned subsidiaries, nonrecourse financings to fund construction of the Walnut Creek gas-fired project. The financings included floating rate construction loans totaling $495 million that will convert to 10-year amortizing term loans by June 30, 2013, subject to meeting specified conditions, and also included $122 million of letter of credit and working capital facilities.
There are two tranches of nonrecourse financing. The first was a construction plus term loan financing of $442 million that initially accrues interest at LIBOR plus 2.25% and increases by 0.25% after the third, sixth and ninth anniversaries of the term conversion date that was obtained by Walnut Creek Energy. A second construction plus term loan financing of $53 million was obtained by WCEP Holdings, LLC that accrues interest at LIBOR plus 4.00% over the term of the loan. At December 31, 2012, there were $330 million and $52 million outstanding under the first and second construction loans, respectively, and $30 million of outstanding letters of credit.
2010 Financings
Laredo Ridge
In July 2010, EME completed through its subsidiary, Laredo Ridge Wind, LLC (Laredo Ridge), a nonrecourse financing of its interests in the Laredo Ridge wind project. The financing included a $75 million construction loan that was converted to a 15-year amortizing term loan on March 18, 2011, a $9 million letter of credit facility and a $3 million working capital facility.
Interest under the term loan will accrue at LIBOR plus 2.75% initially, with the rate increasing 0.13% after the third, sixth, ninth and twelfth years. As of December 31, 2012, there was $71 million outstanding under the term loan and $9 million of outstanding letters of credit.
Cedro Hill
In March 2010, EME completed through its subsidiary, Cedro Hill Wind, LLC (Cedro Hill), a nonrecourse financing of its interests in the Cedro Hill wind project. The financing included a $135 million construction loan that was converted to a 15-year amortizing term loan on December 22, 2010, a $10 million letter of credit facility and a $4 million working capital facility.
Interest under the term loan will accrue at LIBOR plus 3% initially, with the rate increasing 0.13% after the third, sixth, ninth and eleventh years and 0.25% after the thirteenth year. As of December 31, 2012, there was $125 million outstanding under the term loan and $10 million of outstanding letters of credit.
Big Sky Turbine Financing
In October 2009, EME, through its subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer Suzlon Wind Energy Corporation (Suzlon) for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan has a five-year final maturity, however, the satisfaction of certain criteria, including project performance, may trigger earlier repayment. In September 2012, Suzlon sued Big Sky in New York federal court seeking declaratory judgment that the early repayment triggers had been satisfied such that Big Sky would be obligated to make full repayment of its loan in February 2013. Big Sky answered Suzlon's complaint and denied the allegations, based upon Big Sky's belief and assertion that certain defects existing in the turbine equipment supplied by Suzlon as the turbine supplier would preclude the early repayment provisions. The litigation is still pending in New York federal court. The Big Sky loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project, but is nonrecourse to EME. For further details regarding consolidated assets pledged as security for debt obligations, see Note 3—Variable Interest Entities.
As of December 31, 2012, there was $222 million outstanding under the vendor financing loan at an effective interest rate of 4.14%. Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan as EME does not plan to make an investment in the project and is under no obligation to do so. If these efforts are unsuccessful, the lender may foreclose on the project resulting in a write off of the entire investment in the project. At December 31, 2012, EME's investment in the Big Sky wind project consisted of assets of $467 million and liabilities of $367 million.
Debt Covenants
Certain project financings contain covenants and restriction requirements to meet certain financial ratios and reporting requirements. Distributions from projects are typically restricted if covenant requirements are not meet. Key existing covenants of EME's non-debtor subsidiaries include:

Debt Service Coverage Ratio[1]	Covenant Level	Actual Performance as of December 31, 2012
High Lonesome[2]	1.20 to 1.00	1.37	[3]
Viento II2	1.20 to 1.00	2.49
Tapestry Wind	1.20 to 1.00	1.34
Laredo Ridge	1.20 to 1.00	1.73
Cedro Hill	1.20 to 1.00	1.53
Broken Bow[4]	1.20 to 1.00	N/A
Crofton Bluffs[4]	1.20 to 1.00	N/A
Required reserve account balance[5]
Ambit	Twenty million	Four million

[1]
The Debt Service Coverage Ratio is typically calculated over a 12-month historical period and is individually defined for each borrowing in the applicable financing agreement, credit agreement, trust indenture, or other document governing the financing requirements.

[2]	Subject to forbearance agreement as discussed in Chapter 11 Cases above.

[3]	Calculated at October 31, 2012, the last payment date.

[4]	Commercial operations started in the fourth quarter of 2012.

[5]
Ambit is required to maintain funded reserve accounts primarily for debt servicing and maintenance costs. The underfunded reserve does not create an event of default under the loan but does restrict distributions from Ambit.

EME's non-debtor subsidiaries were in compliance with all of their debt covenants at December 31, 2012 except for the required reserve amount at Ambit. Accordingly, the net assets of Ambit are considered restricted. Restricted net assets are those that cannot be transferred to EME in the form of loans, advances, or cash dividends without the consent of third parties, typically lenders or partners. In addition to Ambit, EME also has partnership agreements which require partners' approval for distributions and financing agreements which require the minimum reserve or operating account funding levels. Net assets are considered restricted if distributions are dependent upon approval by EME's unaffiliated partners. At December 31, 2012, restricted net assets of EME's subsidiaries was $1.8 billion.

Note 6. Derivative Instruments and Hedging Activities (EME and Midwest Generation, except as noted)
Notional Volumes of Derivative Instruments
The following table summarizes EME's and Midwest Generation's consolidated notional volumes of derivatives used for hedging and trading activities:

December 31, 2012
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh[1]	3,615	—	3,615	1	47	48	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—	—	—	—		492
Electricity	Capacity	Purchases, net	GW-Day[1]	—	—	—	—	—	—		60	[3]
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	263	263	[4]	268,529	[4]
Natural gas	Forwards/Futures	Purchases, net	bcf[1]	—	—	—	—	—	—		9.9

December 31, 2011
				Cash Flow Hedges				Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME		Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh	7,978	342	8,320		227	108	335	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—		—	—	—		2,926
Electricity	Capacity	Sales, net	GW-Day	61	—	61	[3]	—	—	—		—
Electricity	Capacity	Purchases, net	GW-Day	—	—	—		—	—	—		184	[3]
Electricity	Congestion	Purchases, net	GWh	—	—	—		608	653	1,261	[4]	230,798	[4]
Natural gas	Forwards/Futures	Sales, net	bcf	—	—	—		—	—	—		0.2
Fuel oil	Forwards/Futures	Purchases, net	barrels	—	—	—		240,000	—	240,000		—

[1]	gigawatt-hours (GWh); gigawatts-day (GW-Day); billion cubic feet (bcf).

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]	Hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[4]
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Interest Rate Risk Management (EME only)
Interest rate changes affect the cost of capital needed to operate EME's projects. EME mitigates the risk of interest rate fluctuations by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options or other hedging mechanisms for a number of EME's project financings. At December 31, 2012 and 2011, EME had the following interest rate swaps:

December 31, 2012
Project Financing	Effective Date	Expiration Date	Fixed Swap Rate Paid	Notional Value (in millions)
Viento Funding II	June 2009	June 2016	3.18%	$65
Viento Funding II	March 2011	December 2020	3.42%	108
Cedro Hill	December 2010	December 2025	4.29%	112
Laredo Ridge	March 2011	March 2026	3.46%	64
WCEP Holdings	July 2011	May 2013	0.79%	26
Walnut Creek Energy	November 2011	May 2013	0.81%	181
Tapestry	December 2011	December 2021	2.21%	189
Broken Bow [1]	December 2012	December 2013	0.83%	47
Crofton Bluffs [1]	December 2012	December 2013	0.78%	24
				$816
Forward Starting Swaps
Walnut Creek Energy	June 2013	May 2023	3.54%	$398
WCEP Holdings	June 2013	May 2023	4.00%	48
Broken Bow	December 2013	December 2027	2.96%	45
Crofton Bluffs	December 2013	December 2027	2.75%	23
Tapestry	December 2021	December 2029	3.57%	60
				$574

[1]	The construction loan converted to a term loan in December 2012 and the swap became effective on December 31, 2012. For additional information, see Note 5—Debt and Credit Agreements.

December 31, 2011
Project Financing	Effective Date	Expiration Date	Fixed Swap Rate Paid	Notional Value (in millions)
Viento Funding II	June 2009	June 2016	3.18%	$79
Viento Funding II	March 2011	December 2020	3.42%	109
Cedro Hill	December 2010	December 2025	4.29%	118
Laredo Ridge	March 2011	March 2026	3.46%	67
WCEP Holdings	July 2011	May 2013	0.79%	25
Walnut Creek Energy	November 2011	May 2013	0.81%	53
Tapestry	December 2011	December 2021	2.21%	193
				$644
Forward Starting Swaps
Walnut Creek Energy	June 2013	May 2023	3.54%	$398
WCEP Holdings	June 2013	May 2023	4.00%	48
Tapestry	December 2021	December 2029	3.57%	60
				$506

Fair Value of Derivative Instruments
EME
The following table summarizes the fair value of derivative instruments reflected on EME's consolidated balance sheets:

December 31, 2012
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$3	$—	$3	$5	$—	$5	$(2)
Interest rate contracts	—	—	—	—	118	118	(118)
Economic hedges	9	—	9	8	—	8	1
Trading activities	192	69	261	145	32	177	84
	204	69	273	158	150	308	(35)
Netting and collateral received[1]	(151)	(32)	(183)	(158)	(32)	(190)	7
Total	$53	$37	$90	$—	$118	$118	$(28)

December 31, 2011
	Derivative Assets			Derivative Liabilities			Net Assets (Liabilities)
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
Non-trading activities
Cash flow hedges
Commodity contracts	$40	$1	$41	$2	$—	$2	$39
Interest rate contracts	—	—	—	—	90	90	(90)
Economic hedges	24	—	24	20	—	20	4
Trading activities	276	142	418	232	79	311	107
	340	143	483	254	169	423	60
Netting and collateral received[1]	(300)	(81)	(381)	(253)	(79)	(332)	(49)
Total	$40	$62	$102	$1	$90	$91	$11

[1]
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Midwest Generation
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

December 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
Cash flow hedges	$3	$—	$3	$5	$—	$5	$(2)
Economic hedges	9	—	9	8	—	8	1
	12	—	12	13	—	13	(1)
Netting[1]	(10)	—	(10)	(10)	—	(10)	—
Total	$2	$—	$2	$3	$—	$3	$(1)
December 31, 2011
Cash flow hedges	$39	$1	$40	$2	$—	$2	$38
Economic hedges	24	—	24	20	—	20	4
	63	1	64	22	—	22	42
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$43	$1	$44	$2	$—	$2	$42

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
EME
The following table provides the cash flow hedge activity as part of EME's consolidated accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Years Ended December 31,
	2012		2011
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts	Income Statement Location
Beginning of period derivative gains (losses)	$35	$(90)	$43	$(16)
Effective portion of changes in fair value	5	(28)	55	(74)
Reclassification to earnings	(41)	—	(63)	—	Operating revenues
End of period derivative gains (losses)	$(1)	$(118)	$35	$(90)

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in accumulated other comprehensive loss include commodity and interest rate contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.

EME recorded losses of none, $4 million and $6 million in 2012, 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Years Ended December 31,
(in millions)	Income Statement Location	2012	2011
Economic hedges	Operating revenues	$31	$5
	Fuel	2	3
Trading activities	Operating revenues	68	76
Midwest Generation
The following table provides the cash flow hedge activity as part of Midwest Generation's accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]		Income Statement Location
(in millions)	2012	2011
Beginning of period derivative gains	$34	$37
Effective portion of changes in fair value	7	38
Reclassification to earnings	(43)	(41)	Operating revenues
End of period derivative gains (losses)	$(2)	$34

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in accumulated other comprehensive loss include commodity contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.

Midwest Generation recorded net gains of none, $4 million and $7 million in 2012, 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

(in millions)	Income Statement Location	Years Ended December 31,
		2012	2011
Economic hedges	Operating revenues	$31	$2
	Fuel	2	3
Energy Trading Derivative Instruments (EME only)
The change in the fair value of energy trading derivative instruments was as follows:

(in millions)	2012	2011
Fair value of trading contracts at beginning of period	$107	$110
Net gains from energy trading activities	68	76
Amount realized from energy trading activities	(93)	(84)
Other changes in fair value	2	5
Fair value of trading contracts at end of period	$84	$107
Margin and Collateral Deposits
Certain derivative instruments contain margin and collateral deposit requirements. Since EME's and Midwest Generation's credit ratings are below investment grade, EME and its subsidiaries have provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties and brokers. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions.

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
EME nets counterparty receivables and payables where balances exist under master netting arrangements. EME presents the portion of its margin and collateral deposits netted with its derivative positions on its consolidated balance sheets. Future increases in power prices could expose EME to additional collateral postings. The following table summarizes EME's margin and collateral deposits provided to and received from counterparties:

	December 31,
(in millions)	2012	2011
Collateral provided to counterparties
Offset against derivative liabilities	$9	$2
Reflected in margin and collateral deposits	61	41
Collateral received from counterparties
Offset against derivative assets	—	53
Commodity Price Risk Management
EME's and Midwest Generation's merchant operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with EME's risk management policies. EME uses estimates of the variability in gross margin to help identify, measure, monitor and control its overall market risk exposure and earnings volatility with respect to hedge positions at the coal plants and the merchant wind projects, and uses "value at risk" metrics to help identify, measure, monitor and control its overall risk exposure in respect to its trading positions. These measures allow management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Value at risk measures the possible loss, and variability in gross margin measures the potential change in value, of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of these measures and reliance on a single type of risk measurement tool, EME supplements these approaches with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and volumetric exposure limits. When appropriate, EME manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.
Credit Risk
In conducting EME's hedging and trading activities and Midwest Generation's marketing activities, EMMT enters into transactions with utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, EME and Midwest Generation would be exposed to the risk of possible loss associated with market price changes occurring since the original contract was executed if the nonperforming counterparty were unable to pay the resulting damages owed to EME or Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT; therefore, EMMT would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time a counterparty defaulted.
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

The majority of the coal for the Midwest Generation plants is purchased from suppliers under contracts which may be for multiple years. None of the coal suppliers to the coal plants have investment grade credit ratings and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier.
The Midwest Generation plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for 92%, 81% and 79% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Sales into PJM accounted for approximately 64%, 63% and 65% of EME's consolidated operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Moody's Investors Service, Inc. (Moody's) rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At December 31, 2012 and 2011, EME's account receivable due from PJM was $40 million and $62 million, respectively.

Note 7. Income Taxes (EME, Midwest Generation)
EME
Current and Deferred Taxes
The provision (benefit) for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Continuing Operations
Current
Federal	$—	$48	$(321)
State	—	(44)	9
Total current	—	4	(312)
Deferred
Federal	$26	$(389)	$281
State	134	(56)	15
Total deferred	160	(445)	296
Provision (benefit) for income taxes from continuing operations	160	(441)	(16)
Discontinued operations	(73)	(411)	44
Total	$87	$(852)	$28
EME recorded a tax benefit of $16 million in 2010 resulting from acceptance by the California Franchise Tax Board of the tax positions finalized with the Internal Revenue Service in 2009 for the tax years 1986 through 2002.
The components of income (loss) before income taxes applicable to continuing operations and discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010
Continuing operations	$(637)	$(888)	$65
Discontinued operations	(185)	(1,043)	126
Total	$(822)	$(1,931)	$191

The components of net accumulated deferred income tax asset (liability) were:

	December 31,
(in millions)	2012	2011
Deferred tax assets
Accrued charges and liabilities	$234	$303
Net operating loss carryforwards	841	326
Production tax and other credit carryforwards	254	194
Derivative instruments	49	49
Other	6	—
Total	1,384	872
Valuation allowance	(444)	—
Net deferred tax assets	940	872
Deferred tax liabilities
Property, plant and equipment - basis differences	$989	$638
Deferred investment tax credit	4	5
State taxes	28	20
Other	—	6
Total	1,021	669
Deferred tax assets (liabilities), net	$(81)	$203
Classification of net accumulated deferred income taxes
Included in other assets	$—	$205
Included in current liabilities	$—	$2
Included in deferred taxes and tax credits	$81	$—
EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013 and 2014, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss for the year ended December 31, 2012. In addition, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis for which, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid.
At December 31, 2012 amounts included in other long-term assets, payables to affiliates and other long-term liabilities associated with the tax-allocation agreements were $18 million, $33 million and $21 million, respectively. At December 31, 2011, amounts included in other long-term assets and payables to affiliates associated with the tax-allocation agreements were $86 million and $174 million, respectively.
At December 31, 2012, EME had $2,334 million of federal net operating loss carryforwards which expire in 2031 and 2032, $2,158 million of state net operating loss carryforwards which expire between 2022 and 2032, if unused. Additionally, there were $254 million of federal tax credit carryforwards of which $239 million expire between 2029 and 2032, if unused, and the remainder have no expiration date. Upon EME's exit from the EIX consolidated tax group, or if the tax-allocation agreements terminate or expire, tax benefits that had previously been generated by EME and not utilized in the EIX consolidated tax return on a statutory basis will generally be available for use by EME in its own consolidated tax return, but may be reduced as a result of cancellation of indebtedness income (COD income) or as a result of the application of the consolidated return rules. Use of such tax benefits may also further be limited upon emergence from bankruptcy as a result of the application of limitations in sections 382 or 383 of the Internal Revenue Code if there is a change of ownership of EME.

At December 31, 2012, under the tax-allocation agreements as applied, EME is not yet, and may never be, entitled to be paid for either the approximately $102 million of tax benefits generated by EME which have been utilized in the EIX consolidated tax return on a statutory basis or the $120 million of payments EME has made without a corresponding statutory tax requirement. In addition, EME is not yet, and may never be, entitled to be paid for the approximately $1,071 million of tax benefits generated by EME which have not yet been utilized in the EIX consolidated tax return. Capistrano Wind Holdings and Capistrano Wind, LLC have generated $40 million of tax benefits, $16 million of which has been used by the EIX consolidated tax group, and all of which either payment has been received or payment is expected to be received under the tax-allocation agreements. Further, upon EME's exit from the EIX consolidated tax group or if the tax-allocation agreements terminate or expire, tax benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the application of the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be payable under the tax-allocation agreements.
Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Years Ended December 31,
(in millions)	2012	2011	2010
Income (loss) from continuing operations before income taxes	$(637)	$(888)	$65
Expense (benefit) for income taxes at federal statutory rate of 35%	$(223)	$(311)	$23
Increase (decrease) in income tax from
State tax - net of federal benefit[1]	11	(56)	16
Change in valuation allowance	438	—	—
Production tax credits, net	(68)	(66)	(61)
Qualified production deduction	—	(6)	15
Deferred tax adjustments	—	(8)	10
Resolution of 1986-2002 state tax issues	—	—	(16)
Taxes on income allocated to noncontrolling interests	(4)	—	1
Other	6	6	(4)
Total provision (benefit) for income taxes from continuing operations	$160	$(441)	$(16)
Effective tax rate	*	50%	*

*	Not meaningful.

[1]	Excludes state tax settlement in 2010.
Estimated state income tax benefits allocated from EIX of $3 million, $6 million and $7 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. In the fourth quarter of 2012, EME's state tax benefit was reduced by a change in future state apportionment factors resulting from EME's exit from the EIX consolidated tax group.

Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2012	2011	2010
Balance at January 1	$171	$153	$115
Tax positions taken during the current year
Increases	—	9	—
Decreases	—	—	—
Tax positions taken during a prior year
Increases	—	9	126
Decreases	(12)	—	(80)
Decreases for settlements during the period	—	—	(8)
Decreases resulting from a lapse in statute of limitations	—	—	—
Balance at December 31	$159	$171	$153
As of December 31, 2012 and 2011, $154 million and $166 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate. EME believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $1 million within the next 12 months.
EIX's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by EIX for years 1991 through 2002 remain subject to audit.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to EME's income tax liabilities was $65 million and $51 million as of December 31, 2012 and 2011, respectively.
The net after-tax interest and penalties recognized in income tax expense was $8 million, $10 million and $19 million for 2012, 2011 and 2010, respectively.
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $200 million, including interest and penalties through December 31, 2012 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). EME disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the Internal Revenue Service. EME continues to seek resolution through the appeals process, and has requested technical advice from the Internal Revenue Service National Office. If a deficiency notice is issued on this item, EME has 90 days to pay the tax, interest and any penalties or file a petition in United States Tax Court.
Tax Election at Homer City
On March 15, 2012, Homer City made an election to be treated as a partnership for federal and state income tax purposes. As a result of this election, Homer City is treated for tax purposes as distributing its assets and liabilities to its partners, both of which are wholly owned subsidiaries of EME, and triggering tax deductions of approximately $1 billion. Such tax deductions were included in EIX's 2011 consolidated tax returns.
Intercompany Tax-Allocation Agreement
In 2012, EME made tax-allocation payments to EIX of approximately $185 million related to the displacement, under the tax-allocation agreements, of tax benefits previously received for 2009 federal income taxes.

Midwest Generation
Current and Deferred Taxes
The provision (benefit) for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Current
Federal	$—	$2	$112
State	—	12	24
Total current	—	14	136
Deferred
Federal	$(76)	$(145)	$7
State	14	(41)	(1)
Total deferred	(62)	(186)	6
Provision (benefit) for income taxes	$(62)	$(172)	$142
The components of net accumulated deferred income tax asset (liability) were:

	December 31,
(in millions)	2012	2011
Deferred tax assets
State taxes	$—	$3
Deferred income	2	1
Derivative instruments	24	9
Impairment of loan to affiliate - tax	539	—
Property, plant and equipment - basis differences	—	15
Net operating loss carryforwards	—	19
Accrued charges and liabilities	16	9
Total	581	56
Valuation allowance	(533)	—
Net deferred tax assets	48	56
Deferred tax liabilities
State taxes	3	—
Property, plant and equipment - basis differences	45	—
Total	48	—
Deferred tax assets, net	$—	$56
Classification of net accumulated deferred income taxes
Included in current assets	$—	$14
Included in deferred taxes	$—	$42
As a result of the recently recognized losses and the indications of expected future losses, Midwest Generation recorded a valuation allowance of $533 million, of which $12 million was reflected in accumulated other comprehensive loss and $521 million in net loss for the year ended December 31, 2012. In addition, Midwest Generation recognized a non-cash distribution of $106 million to reflect tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but is not collectible under Midwest Generation's Tax Allocation Agreement. For further discussion related to non-cash distribution, see "—Intercompany Tax-Allocation Agreement."
As of December 31, 2012, on a separate return basis, Midwest Generation had $291 million of federal net operating loss carryforwards which expire in 2031 and 2032, $199 million of state net operating loss carryforwards which expire between 2025 and 2032, if unused.
Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Years Ended December 31,
(in millions)	2012	2011	2010
Income (loss) before income taxes	$(1,526)	$(442)	$357
Provision (benefit) for income taxes at federal statutory rate of 35%	$(534)	$(155)	$125
State tax, net of federal benefit	(52)	(19)	14
Change in valuation allowance	521	—	—
Qualified production deduction	—	—	(7)
Deferred tax adjustments	—	—	9
Other	3	2	1
Total provision (benefit) for income taxes	$(62)	$(172)	$142
Effective tax rate	4%	39%	40%
Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2012	2011	2010
Balance at January 1	$44	$44	$—
Tax positions taken during the current year
Increases	—	—	—
Decreases	—	—	—
Tax positions taken during a prior year
Increases[1]	—	—	44
Decreases	—	—	—
Decreases for settlements during the period	—	—	—
Decreases resulting from a lapse in statute of limitations	—	—	—
Balance at December 31	$44	$44	$44

[1]	Unrecognized tax benefits relate to tax positions taken in prior years and result from a review of Midwest Generation's deferred tax assets and liabilities.
As of December 31, 2012 and 2011, $41 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.
EIX's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by EIX for years 1991 through 2002 remain subject to audit.

Accrued Interest and Penalties
The total amount of accrued interest expense and penalties was $23 million and $20 million as of December 31, 2012 and 2011, respectively. The net after-tax interest expense and penalties recognized in income tax expense was $2 million, $3 million and $10 million for 2012, 2011 and 2010, respectively.
Intercompany Tax-Allocation Agreement
Midwest Generation generated taxable losses for the year ended December 31, 2012. In a hypothetical tax return prepared on a separate company basis, Midwest Generation would be able to carryback net operating losses to prior periods and receive tax benefits. During 2012, Midwest Generation recognized $106 million of tax benefits associated with net operating losses carrybacks calculated on a hypothetical tax return under the separate return method. However, the Midwest Generation Tax Allocation Agreement only permits the use of net operating losses to offset future taxable income. Under generally accepted accounting principles applicable to the separate return method, benefits recognized on a hypothetical separate company tax return that are not paid under an intercompany tax-allocation agreement are treated as a non-cash distribution to the parent company. If Midwest Generation offsets net operating loss carryforwards against taxable income in the future, such tax benefit will be accounted for as non-cash contributions at the time of use. The liability on Midwest Generation's consolidated balance sheet associated with this tax-allocation agreement totaled $13 million at December 31, 2011 and was included in due to affiliates.
Bonus Depreciation Impact (EME, Midwest Generation)
The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. Subject to updated Internal Revenue Service regulations clarifying the definitions of capital expenditures that qualify for 100% bonus depreciation, EME's and Midwest Generation's capital expenditures are expected to qualify, accelerating federal tax deductions in 2012 and 2013. The 50% bonus depreciation provisions continue for qualifying property placed in service through 2013 as a result of the American Taxpayer Relief Act signed into law on January 2, 2013.

Note 8. Compensation and Benefit Plans (EME and Midwest Generation, except as noted)
Employee Savings Plan
A 401(k) plan is maintained to supplement eligible employees' retirement income. The EME 401(k) plan received contributions from EME of $17 million, $15 million and $14 million in 2012, 2011 and 2010, respectively. The Midwest Generation 401(k) plan received contributions from Midwest Generation of $7 million, $6 million and $5 million in 2012, 2011 and 2010, respectively.
Pension Plans and Postretirement Benefits Other than Pensions
EME and Midwest Generation employees are currently eligible for various EIX sponsored benefits plans. If the Support Agreement is consummated pursuant to a confirmed plan of reorganization, EIX will assume approximately $200 million of EME's employee retirement related liabilities and will cease to own EME when EME emerges from bankruptcy. If EIX ceases to own EME, EME and Midwest Generation employees will terminate in the EIX sponsored plans. However, GAAP requires that the change in ownership of EME must occur prior to changes in certain pension plan assumptions. For further discussion, see Note 16—Restructuring Activities.
Pension Plans
EME noncontributory defined benefit pension plans (the non-union plan has a cash balance feature) cover most employees meeting minimum service requirements. The expected contributions (all by the employer) are approximately $20 million, including Midwest Generation, for the year ended December 31, 2013.
Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the EIX pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The EIX plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $16.5 million for the year ended December 31, 2013.
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
Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2012			2011
(in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME	Midwest Generation	Other EME Subsidiaries[1]	EME
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$195	$121	$316	$164	$123	$287
Service cost	14	2	16	13	3	16
Interest cost	8	6	14	8	6	14
Actuarial (gain) loss	13	14	27	13	(1)	12
Curtailment gain	—	(9)	(9)	—	—	—
Transfers out[2]	—	(23)	(23)	—	—	—
Benefits paid	(5)	(6)	(11)	(3)	(10)	(13)
Projected benefit obligation at end of year	$225	$105	$330	$195	$121	$316
Change in plan assets
Fair value of plan assets at beginning of year	$121	$56	$177	$109	$55	$164
Actual return on plan assets	19	7	26	2	—	2
Employer contributions	14	9	23	13	11	24
Benefits paid	(5)	(6)	(11)	(3)	(10)	(13)
Fair value of plan assets at end of year	$149	$66	$215	$121	$56	$177
Funded status at end of year	$(76)	$(39)	$(115)	$(74)	$(65)	$(139)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(76)	$(39)	$(115)	$(74)	$(65)	$(139)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1	$—	$1	$1	$—	$1
Net loss	40	27	67	38	31	69
Accumulated benefit obligation at end of year	$195	$105	$300	$168	$110	$278
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$225	$105	$330	$195	$121	$316
Accumulated benefit obligation	195	105	300	168	110	278
Fair value of plan assets	148	68	216	121	56	177
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

[1]	Includes Homer City.

[2]	Represents amount of EME's executive post retirement benefits liability assumed by EIX.

Expense components and other amounts recognized in other comprehensive (income) loss
Expense components:

	Years Ended December 31,
	2012			2011			2010
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$14	$—	$14	$13	$2	$15	$12	$3	$15
Interest cost	8	4	12	8	4	12	8	4	12
Expected return on plan assets	(9)	(3)	(12)	(9)	(1)	(10)	(7)	(1)	(8)
Net amortization	2	4	6	1	2	3	—	2	2
Special termination charges	—	2	2	—	—	—	—	—	—
Total expense	$15	$7	$22	$13	$7	$20	$13	$8	$21

[1]	Excludes Homer City.
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
	2012			2011			2010
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Net loss	$4	$2	$6	$20	$5	$25	$4	$8	$12
Amortization of net loss	(2)	(4)	(6)	(1)	(2)	(3)	—	(2)	(2)
Total in other comprehensive (income) loss	$2	$(2)	$—	$19	$3	$22	$4	$6	$10
Total in expense and other comprehensive (income) loss	$17	$5	$22	$32	$10	$42	$17	$14	$31

[1]	Includes Homer City.
The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2013 are $0.4 million and $0.2 million for prior service costs and $5 million and $2 million for net loss for EME and Midwest Generation, respectively.
The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2012			2011			2010
	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Discount rate	4.50%	4.50%	4.50%	5.25%	5.25%	5.25%	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	5.00%	4.5% - 6.0%	4.5% - 6.0%	5.00%	4.5% - 6.0%	4.5% - 6.0%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

[1]	Includes Homer City.

The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME
2013	$8	$4	$12
2014	9	5	14
2015	10	5	15
2016	12	4	16
2017	13	4	17
2018-2022	68	21	89

[1]	Excludes Homer City.
In connection with EME’s transfer of substantially all the remaining assets and certain specified liabilities of Homer City to an affiliate of GECC, the employees of Homer City transferred with the plan and, a curtailment adjustment of $9 million was made to the projected pension benefit obligation to reflect the departure of the Homer City employees. For further discussion see Note 14—Discontinued Operations.
In March 2012, EIX agreed to assume the liabilities for active employees of EME and its subsidiaries under specified plans related to executive deferred compensation and executive post retirement benefits. In consideration for such assumption, EME and its subsidiaries paid EIX $25 million, the after-tax amount of such liabilities as of March 1, 2012.
Postretirement Benefits Other Than Pensions
EME and Midwest Generation non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision, and life insurance coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. Midwest Generation union-represented employees who retire at age 55 with at least 10 years of service may be eligible for access to postretirement medical, dental, vision and hearing coverage by paying the full cost for these benefits. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $2 million and $1 million for EME and Midwest Generation, respectively for the year ended December 31, 2013.
On December 14, 2012, the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities closed. An affiliate of General Electric Capital Corporation (GECC) assumed control of Homer City and as part of the closing, Homer City's obligation to establish and fund voluntary employee beneficiary association trusts was waived. As of December 31, 2012, EME had $31 million of postretirement benefits other than pensions (PBOP) related obligations on its consolidated balance sheet related to Homer City employees, of which $11 million was funded through an EIX sponsored retirement plan for non-bargaining unit employees, and $20 million was funded by Homer City through a separate retirement plan for bargaining unit employees.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2012			2011
(in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME	Midwest Generation	Other EME Subsidiaries[1]	EME
Change in benefit obligation
Benefit obligation at beginning of year	$59	$71	$130	$54	$68	$122
Service cost	1	2	3	2	1	3
Interest cost	3	3	6	2	4	6
Actuarial (gain) loss	(3)	(5)	(8)	2	(1)	1
Benefits paid	(1)	(2)	(3)	(1)	(1)	(2)
Benefit obligation at end of year	$59	$69	$128	$59	$71	$130
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—	$—	$—
Employer contributions	1	2	3	1	1	2
Benefits paid	(1)	(2)	(3)	(1)	(1)	(2)
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status at end of year	$(59)	$(69)	$(128)	$(59)	$(71)	$(130)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(59)	$(69)	$(128)	$(59)	$(71)	$(130)
Amounts recognized in accumulated other comprehensive income:
Prior service cost (credit)	$10	$(2)	$8	$11	$(3)	$8
Net loss	9	5	14	12	11	23
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.25%	4.25%	4.25%	4.75%	4.75%	4.75%
Assumed health care cost trend rates:
Rate assumed for following year	8.50%	8.50%	8.50%	9.50%	9.50%	9.50%
Ultimate rate	5.00%	5.00%	5.00%	5.25%	5.25%	5.25%
Year ultimate rate reached	2020	2020	2020	2019	2019	2019

[1]	Includes Homer City.
Expense components and other amounts recognized in other comprehensive (income) loss
Expense components:

	Years Ended December 31,
	2012			2011			2010
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$1	$1	$2	$2	$—	$2	$1	$—	$1
Interest cost	3	1	4	2	2	4	2	3	5
Net amortization	1	—	1	1	(1)	—	—	(1)	(1)
Total expense	$5	$2	$7	$5	$1	$6	$3	$2	$5

[1]	Excludes Homer City.

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
	2012			2011			2010
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Net (gain) loss	$(3)	$(4)	$(7)	$1	$(1)	$—	$5	$7	$12
Prior service cost	—	—	—	—	—	—	11	—	11
Net amortization	(1)	—	(1)	(1)	1	—	—	—	—
Total in other comprehensive (income) loss	$(4)	$(4)	$(8)	$—	$—	$—	$16	$7	$23
Total in expense and other comprehensive (income) loss	$1	$(2)	$(1)	$5	$1	$6	$19	$9	$28

[1]	Includes Homer City.
The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2013 are $0.5 million and $1 million for prior service cost and $0.5 million and $0.4 million for net loss for EME and Midwest Generation, respectively.
The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2012			2011			2010
	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Discount rate	4.75%	4.75%	4.75%	5.50%	5.50%	5.50%	6.00%	6.00%	6.00%
Assumed health care cost trend rates:
Current year	9.50%	9.50%	9.50%	9.75%	9.75%	9.75%	8.25%	8.25%	8.25%
Ultimate rate	5.25%	5.3%	5.3%	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%
Year ultimate rate reached	2019	2019	2019	2019	2019	2019	2016	2016	2016

[1]	Includes Homer City.
Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2012, by $18 million and $9 million and annual aggregate service and interest costs by $1 million and $1 million for EME and Midwest Generation, respectively. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2012, by $16 million and $8 million and annual aggregate service and interest costs by $1 million and $1 million for EME and Midwest Generation, respectively.
The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME
2013	$1	$1	$2
2014	1	1	2
2015	2	1	3
2016	2	1	3
2017	2	2	4
2018-2022	16	11	27

[1]	Excludes Homer City.

Discount Rate
The discount rate enables EME and Midwest Generation to state expected future cash flows at a present value on the measurement date. EME and Midwest Generation select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON-Hewitt.
Plan Assets
Description of Pension Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2012 and 2011 pension plan assets are 30% for US equities, 16% for non-US equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. EIX employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. EIX also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
The capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, and complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 2% premium above public equity, reflecting a premium for higher volatility and liquidity. For fixed income, the risk premium is based off of a comprehensive modeling of credit spreads.

Fair Value of Plan Assets
The plan assets for EME and Midwest Generation pension are included in the SCE Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, US treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, US treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. Two of the partnerships are classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.
EIX reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. For further discussion on the valuation techniques used by EME to determine fair value, see Note 4—Fair Value Measurements. The values of Level 1 mutual and money market funds are publicly quoted. The trustees obtain the values of common/collective and other investment funds from the fund managers. The values of partnerships are based on partnership valuation statements updated for cash flows.
Pension Plan
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$743	$—	$—	$743
Common/collective funds[2]	—	635	—	635
U.S. government and agency securities[3]	242	350	—	592
Partnerships/joint ventures[4]	—	166	414	580
Corporate bonds[5]	—	508	—	508
Other investment entities[6]	—	271	—	271
Registered investment companies[7]	98	28	—	126
Interest-bearing cash	24	—	—	24
Other	1	100	—	101
Total	$1,108	$2,058	$414	$3,580
Receivables and payables, net				(38)
Net plan assets available for benefits				3,542
EME's share of net plan assets				$215
Midwest Generation's share of net plan assets				$149

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2011 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$642	$—	$—	$642
Common/collective funds[2]	—	582	—	582
U.S. government and agency securities[3]	104	351	—	455
Partnerships/joint ventures[4]	—	140	448	588
Corporate bonds[5]	—	497	—	497
Other investment entities[6]	—	247	—	247
Registered investment companies[7]	79	29	—	108
Interest-bearing cash	5	—	—	5
Other	(1)	69	—	68
Total	$829	$1,915	$448	$3,192
Receivables and payables, net				$(39)
Net plan assets available for benefits				3,153
EME's share of net plan assets				$177
Midwest Generation's share of net plan assets				$121

[1]	Corporate stocks are diversified. For both 2012 and 2011, performance is primarily benchmarked against the Russell Indexes (60%) and Morgan Stanley Capital International (MSCI) index (40%).

[2]
At December 31, 2012 and 2011, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 29%), Russell 200 and Russell 1000 indexes (28% and 27%) and the MSCI Europe, Australasia and Far East (EAFE) Index (11% and 10%). A non-index U.S. equity fund representing 25% and 23% of this category for 2012 and 2011, respectively, is actively managed. Another fund representing 6% and 8% of this category for 2012 and 2011, respectively, is a global asset allocation fund.

[3]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[4]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2012 and 2011, respectively, approximately 56% and 55% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[5]
Corporate bonds are diversified. At December 31, 2012 and 2011, respectively, this category includes $65 million and $53 million for collateralized mortgage obligations and other asset backed securities of which $7 million and $10 million are below investment grade.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of short-term, emerging market, high yield bond funds and government inflation-indexed bonds and short-term bond fund.

At December 31, 2012 and 2011, approximately 66% and 69%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

The following table sets forth a summary of changes in the fair value of Level 3 investments for 2012 and 2011:

(in millions)	2012	2011
Fair value, net at beginning of period	$448	$345
Actual return on plan assets:
Relating to assets still held at end of period	88	6
Relating to assets sold during the period	13	22
Purchases	98	130
Dispositions	(233)	(55)
Transfers in and /or out of Level 3	—	—
Fair value, net at end of period	$414	$448
Stock-Based Compensation (EME only)
EME participated in an EIX shareholder-approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. In conjunction with the commencement of the Chapter 11 Cases, EME ceased participating in EIX's long-term incentive compensation programs, and does not expect that any new EIX stock-based compensation will be awarded to EME employees.
Stock Options
Under various plans, EIX had granted stock options to EME employees at exercise prices equal to the average of the high and low price, and beginning in 2007, at the closing price at the grant date, EIX may grant stock options and other awards related to or with a value derived from its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the requisite service period, except for awards granted to retirement-eligible participants, as discussed in "Stock-Based Compensation" in Note 1. Stock options granted in 2003 through 2006 accrue dividend equivalents for the first five years of the option term. Stock options granted in 2007 and later have no dividend equivalent rights except for options granted to EIX's Board of Directors in 2007. Unless transferred to nonqualified deferral plan accounts, dividend equivalents accumulate without interest. Dividend equivalents are paid in cash after the vesting date. EIX has discretion to pay certain dividend equivalents in shares of EIX common stock. Additionally, EIX will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years Ended December 31,
	2012	2011	2010
Expected terms (in years)	6.9	7.0	7.3
Risk-free interest rate	1.1% - 1.7%	1.4% - 3.1%	2.0% - 3.2%
Expected dividend yield	2.8% - 3.1%	3.1% - 3.5%	3.3% - 4.0%
Weighted-average expected dividend yield	3.0%	3.4%	3.8%
Expected volatility	17% - 18%	18% - 19%	19% - 20%
Weighted-average volatility	18.3%	18.9%	19.8%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury issued STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of EIX's common stock for the length of the options expected term for 2012. The volatility period used was 83 months, 84 months and 87 months at December 31, 2012, 2011 and 2010, respectively.

A summary of the status of EIX's stock options granted to EME employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2011	3,344,611	$34.05
Granted	660,222	43.16
Expired	(112,129)	47.39
Transferred to affiliates	(270,312)	33.13
Forfeited	(41,094)	39.88
Exercised	(881,064)	26.39
Outstanding, December 31, 2012	2,700,234	38.23	6.24
Vested and expected to vest at December 31, 2012	2,586,910	38.23	6.16	$20
Exercisable at December 31, 2012	1,286,055	38.30	4.22	10
At December 31, 2012, there was $4 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately 2 years.
Performance Shares
A target number of contingent performance shares were awarded to EME executives in March 2010, March 2011 and March 2012, and vest at the end of December 2012, 2013 and 2014, respectively. Performance shares awarded contain dividend equivalent reinvestment rights. An additional number of target contingent performance shares will be credited based on dividends on EIX common stock for which the ex-dividend date falls within the performance period. The vesting of EIX's performance shares is dependent upon a market condition and three years of continuous service subject to a prorated adjustment for employees who are terminated under certain circumstances or retire, but payment cannot be accelerated. The market condition is based on EIX's total shareholder return relative to the total shareholder return of a specified group of peer companies at the end of a three-calendar-year period. The number of performance shares earned is determined based on EIX's ranking among these companies. Performance shares earned are settled half in cash and half in common stock; however, EIX has discretion under certain of the awards to pay the half subject to cash settlement in common stock. EIX also has discretion to pay certain dividend equivalents in EIX common stock. Additionally, cash awards are substituted to the extent necessary to pay tax withholding or any government levies. The portion of performance shares that can be settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined, except for awards granted to retirement-eligible participants.

The fair value of performance shares is determined using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires various assumptions noted in the following table:

	Years Ended December 31,
	2012	2011	2010
Equity awards
Grant date risk-free interest rate	0.4%	1.2%	1.3%
Grant date expected volatility	13.2%	20.4%	21.6%
Liability awards[1]
Expected volatility	12.1%	15.9%	20.6%
Risk-free interest rate
2012 awards	0.4%	*	*
2011 awards	0.2%	0.3%	*
2010 awards	*	0.2%	0.6%

[1]	The portion of performance shares classified as share-based liability awards are revalued at each reporting period.

*	Not applicable.
The risk-free interest rate is based on the daily spot rate on the grant or valuation date on U.S. Treasury zero coupon issue or STRIPS with terms nearest to the remaining term of the performance shares and is used as proxy for the expected return for the specified group of peer companies. Expected volatility is based on the historical volatility of EIX's (and the specified group of peer companies') common stock for the most recent 36 months. Historical volatility for each company in the specified group is obtained from a financial data services provider.
A summary of the status of EIX nonvested performance shares granted to EME employees is as follows:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Fair Value
Nonvested at December 31, 2011	84,313	$27.50	84,313	$29.48
Granted	16,797	51.41	16,750
Forfeited	(1,514)	37.56	(1,508)
Vested[1]	(52,650)	25.71	(52,678)
Transferred to affiliates	(5,717)	27.62	(5,716)
Nonvested at December 31, 2012	41,229	39.14	41,161	46.48

[1]	Includes performance shares that were paid as performance targets were met.
The current portion of nonvested performance shares classified as liability awards is reflected in accrued liabilities and the long-term portion is reflected in other long-term liabilities on the consolidated balance sheets.
At December 31, 2012, there was $4.0 million (based on the December 31, 2012 fair value of performance shares classified as equity awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of approximately two years.
Restricted Stock Units
Restricted stock units were awarded to EME executives in March 2010, March 2011 and March 2012 and vest and become payable in January 2013, 2014 and 2015, respectively. Each restricted stock unit awarded is a contractual right to receive one share of EIX common stock, if vesting requirements are satisfied. Restricted stock units awarded contain dividend equivalent reinvestment rights. An additional number of restricted stock units will be credited based on dividends on EIX common stock for which the ex-dividend date falls within the performance period. The vesting of EIX's restricted stock units is dependent upon continuous service through the end of the three-calendar-year-plus-two-days vesting period. Vesting is subject to a pro-

rated adjustment for employees who are terminated under certain circumstances or retire. Cash awards are substituted to the extent necessary to pay tax withholding or any government levies.
The following is a summary of the status of EIX nonvested restricted stock units granted to EME employees:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	129,750	$32.11
Granted	39,918	43.16
Forfeited	(2,911)	38.85
Paid Out	(45,488)	26.24
Affiliate transfers—net	(10,049)	31.42
Nonvested at December 31, 2012	111,220	38.36
The fair value for each restricted stock unit awarded is determined as the closing price of EIX common stock on the grant date.
Compensation expense related to these shares, which is based on the grant-date fair value, is recognized ratably over the requisite service period, except for awards whose holders become eligible for retirement vesting during the service period, in which case recognition is accelerated into the year the holders become eligible for retirement vesting. At December 31, 2012, there was $1.6 million of total unrecognized compensation cost related to restricted stock units, net of expected forfeitures, which is expected to be recognized as follows: $1 million in 2013 and $0.5 million in 2014.

Supplemental Data on Stock-Based Compensation

	Years Ended December 31,
(in millions, except per award amounts)	2012	2011	2010
Stock-based compensation expense[1]
Stock options	$3	$2	$4
Performance shares	1	1	2
Restricted stock units	1	2	1
Other	2	2	2
Total stock-based compensation expense	$7	$7	$9
Income tax benefits related to stock compensation expense	$3	$3	$4
Excess tax benefits[2]	5	2	1
Stock options
Weighted average grant date fair value per option granted	$5.22	$5.61	$4.92
Fair value of options vested	3	3	3
Cash used to purchase shares to settle options	44	18	11
Cash from participants to exercise stock options	26	12	6
Value of options exercised	18	6	4
Tax benefits from options exercised	6	2	2
Performance shares[3] classified as equity awards
Weighted average grant date fair value per share granted	$51.41	$31.14	$32.50
Fair value of shares vested	1.4	0.8	0.9
Restricted stock units
Weighted average grant date fair value per unit granted	$43.16	$38.03	$33.30
Value of shares settled	$1	$2	$—
Tax benefits realized from settlement of awards	$—	$1	$—

[1]	Reflected in administration and general on the consolidated statements of operations.

[2]	Reflected in excess tax benefits related to stock-based awards in cash flows from financing activities on the consolidated statements of cash flows.

[3]	There were no settlements of awards for performance shares in 2012, 2011 and 2010 as performance targets were not met.

Note 9. Commitments and Contingencies (EME and Midwest Generation, except as noted)
Lease Commitments
EME
EME leases office space, property and equipment under lease agreements that expire in various years through 2039. Amounts classified as LSTC, related to Midwest Generation's rejected railcars and river barge contracts, are discussed below.

Future minimum payments for operating leases at December 31, 2012 for EME are:

Years Ending December 31, (in millions)	Powerton and Joliet Stations[1]	Other Operating Leases	LSTC
2013	$151	$19	$10
2014	151	17	—
2015	67	17	—
2016	26	13	—
2017	1	15	—
Thereafter	240	130	—
Total future commitments	$636	$211	$10

[1]	Reflects principal and interest payments related to the Powerton and Joliet Sale Leaseback.
The minimum commitments do not include contingent rentals with respect to the wind projects which may be paid under certain leases on the basis of a percentage of sales calculation if this is in excess of the stipulated minimum amount.
Operating lease expense amounted to $108 million, $110 million and $112 million in 2012, 2011 and 2010, respectively.
Midwest Generation
Midwest Generation has operating leases in place primarily for railcars with termination dates in various years through 2019. As of December 31, 2012, Midwest Generation leased approximately 3,200 railcars. Pursuant to an order entered in the Chapter 11 Cases, Midwest Generation rejected a lease related to 1,275 of these railcars. Midwest Generation has also rejected a contract related to 11 river barges. Both rejected contracts are expected to be allowable claims and are recorded as LSTC. In addition, the principal payments associated with the Powerton and Joliet Sale Leaseback are also recorded in LSTC. For further discussion of LSTC, see Note 16—Restructuring Activities.
Future minimum operating lease payments and lease financing commitments at December 31, 2012 for Midwest Generation are:

Years Ending December 31, (in millions)	Lease Financings	Operating Leases	LSTC
2013	$7	$8	$129
2014	2	7	133
2015	—	7	58
2016	—	5	23
2017	—	5	—
Thereafter	—	6	101
Total future commitments	$9	$38	$444
Amount representing interest	1
Net commitments	$8
Operating lease expense amounted to $14 million, $16 million and $17 million in 2012, 2011 and 2010, respectively.
Powerton and Joliet Sale Leaseback
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of EME and Midwest Generation to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose.
The filing of the Chapter 11 Cases constitutes events of default under the Powerton and Joliet Sale Leaseback. However, EME and Midwest Generation have entered into forbearance agreements which expire the earlier of April 5, 2013 or upon notice of withdrawal from the agreement by approximately 60 percent of the holders of the Senior Lease Obligation Bonds.

In the event the forbearance expires or is otherwise cancelled, each owner-lessor and the certificate holders can exercise certain rights under the applicable lease. Each lease sets forth a termination value payable upon certain circumstances, which generally declines over time. A default under the terms of the Powerton and Joliet leases could result in foreclosure and a loss by Midwest Generation of its lease interest in the plant. In addition, under certain circumstances, a default would trigger obligations under EME's guarantee of such leases. These events could have an adverse effect on EME's and Midwest Generation's results of operations and financial position. The remaining lessor debt held by pass-through trustees of the Senior Lease Obligation Bonds was $345 million at December 31, 2012 with a fixed interest rate of 8.56%. For further discussion of lease payments associated with the Powerton and Joliet Sale Leaseback, see Note 1—Summary of Significant Accounting Policies—Chapter 11 Cases.
Capital Lease Commitments
At December 31, 2012, EME and Midwest Generation had capital leased assets reflected in property, plant and equipment on their consolidated balance sheets of $4 million and accumulated amortization of $1 million. At December 31, 2012, EME had $1 million and $2 million included in accrued liabilities and other and other long-term liabilities, respectively, and Midwest Generation had $1 million and $2 million included in current portion of lease financings and lease financings, net of current portion, respectively, on their consolidated balance sheets representing the present value of the minimum lease payments due under these leases through December 31, 2014.
Other Commitments
Certain other minimum commitments are estimated as follows:

(in millions)	2013	2014	2015	2016	2017
Midwest Generation
Fuel supply contracts	$170	$150	$—	$—	$—
Coal transportation agreements[1]	283	276	260	260	215
Capital expenditures	25	19	17	—	—
Other contractual obligations	19	1	—	—	—
Other EME subsidiaries
Gas transportation agreements	7	7	7	8	7
Capital expenditures	24	—	—	—	—
Other contractual obligations	32	23	18	13	7
	$560	$476	$302	$281	$229

[1]	Years 2013 through 2017 reflect a reduction in minimum volumes for the voluntarily cessation of coal-fired operations at the Fisk and Crawford Stations.
Fuel Supply Contracts and Coal Transportation Agreements
At December 31, 2012, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses and had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. The commitment for the transportation of coal at December 31, 2012 was estimated to aggregate $2.2 billion.
Capital Commitments
At December 31, 2012, Midwest Generation had firm commitments for capital expenditures related to both environmental and non-environmental improvements and EME's other subsidiaries had firm commitments for capital expenditures primarily related to the Walnut Creek project. As described in the Support Agreement, EME agreed to seek the reasonable consent of the Noteholders to make material capital expenditures or payments with respect to the facilities that are subject to the Powerton and Joliet Sale Leaseback. For further discussion on funding Midwest Generation's capital expenditures, see Note 10—Environmental Developments.

Other Contractual Obligations
At December 31, 2012, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment and EME's other subsidiaries were party to turbine operations and maintenance agreements.
Gas Transportation Agreements (EME only)
At December 31, 2012, EME had contractual commitments to purchase and re-sell natural gas transportation. Under the terms of these agreements, which expire in April 2018, EME will purchase the gas transportation for $39 million and re-sell it for $48 million. Earnings under these agreements will be earned ratably over the course of the agreements.
Interconnection Agreement (Midwest Generation only)
Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Midwest Generation plants with its transmission systems. Unless terminated earlier in accordance with their terms, the interconnection agreements will terminate on a date mutually agreed to by both parties. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Midwest Generation plants.
Guarantees and Indemnities
EME and certain of its subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME and Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the Powerton and Joliet Sale Leaseback, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Commonwealth Edison has also advised EME and Midwest Generation that it believes it is entitled to indemnification for costs and expenses incurred in connection with the information requests discussed below under "—Contingencies—Environmental Remediation." Except as discussed below, EME and Midwest Generation have not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2014. There were approximately 235 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at December 31, 2012. Midwest Generation had $53 million recorded in LSTC and $54 million recorded as a liability at December 31, 2012 and 2011, respectively, related to this contractual indemnity. For discussion of LSTC, see Note 16—Restructuring Activities.
Indemnities Related to the Homer City Plant (EME only)
In connection with the 1999 acquisition of the Homer City plant from NYSEG and Penelec (sellers), Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this indemnity obligation of Homer City. In connection with Homer City's divestiture of assets to an affiliate of GECC on

December 14, 2012, EME re-affirmed its guaranty to NYSEG and Penelec. Also in connection with the recent asset transfer to the GECC affiliate, all operative documents with respect to Homer City's sale leaseback (including all EME indemnities in favor of the former owner-lessors) were terminated. In connection with the transfer, the GECC affiliate did not assume (and Homer City retained) liabilities for monetary fines and penalties for violations of environmental laws or environmental permits prior to the closing date. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation."
Indemnities Provided under Asset Sale and Sale Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At December 31, 2012 and 2011, EME had $20 million recorded in LSTC and $36 million recorded as a liability, respectively, related to these matters. For discussion of LSTC, see Note 16—Restructuring Activities.
In connection with the Powerton and Joliet Sale Leaseback and, previously, a sale leaseback transaction related to the Collins Station in Illinois, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the Powerton and Joliet Sale Leaseback agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the Powerton and Joliet Sale Leaseback. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME and Midwest Generation cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. EME and Midwest Generation have not recorded a liability for these matters.
Other Indemnities
EME and Midwest Generation provide other indemnifications through contracts entered into in the normal course of business. These include, among other things, indemnities for specified environmental liabilities and for income taxes with respect to assets sold. EME's and Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances EME and Midwest Generation may have recourse against third parties. EME and Midwest Generation cannot determine a range of estimates and have not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, EME and Midwest Generation are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. EME and Midwest Generation believe the outcome of these other proceedings, individually and in the aggregate, will not materially affect their results of operations or liquidity.
Midwest Generation New Source Review and Other Litigation
In August 2009, the US EPA and the State of Illinois filed a complaint in the United States District Court for the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint called for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint and other remedies. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups intervened in the case.
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
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the United States District Court for the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief. Midwest Generation has filed motions to dismiss the amended complaints, and these complaints are stayed as a result of the Chapter 11 Cases.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation. Midwest Generation filed a motion to dismiss the complaint, which is now stayed as a result of the Chapter 11 Cases.
In December 2012, the Sierra Club filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of sulfur dioxide (SO2) emissions standards at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint is based on alleged violations of the US EPA National Ambient Air Quality Standards (NAAQS) regulations for 1-hour SO2, which have not yet been incorporated into any specific state implementation plan in Illinois. The complaint requests the imposition of civil penalties, injunctive relief, and the imposition of further reductions on SO2 emissions to offset past emissions. The complaint is now stayed as a result of the Chapter 11 Cases.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its and Midwest Generation's results of operations, financial position or cash flows. EME and Midwest Generation have not recorded a liability for these matters.
Homer City New Source Review and Other Litigation (EME only)
In January 2011, the US EPA filed a complaint in the United States District Court for the Western District of Pennsylvania against Homer City, the sale leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the United States Court of Appeals for the Third Circuit.
Also in January 2011, two residents filed a complaint in the United States District Court for the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and EIX, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs sought to have their suit certified as a class action and requested injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages. In October 2011, the claims in the purported class action lawsuit that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so. EME does not know whether the plaintiffs will file a complaint in state court.

In February 2012, Homer City received a 60-day Notice of Intent to Sue indicating the Sierra Club’s intent to file a citizen lawsuit alleging violations of emissions standards and limitations under the CAA and the Pennsylvania Air Pollution Control Act. On December 13, 2012, Homer City and the Sierra Club entered into a settlement agreement in the Sierra Club's appeal of the permit issued to Homer City for certain environmental improvements. Part of the settlement included a conditional commitment by the Sierra Club not to pursue the allegations contained in the Notice of Intent to Sue letter.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of EME. EME cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
Environmental Remediation
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME's existing facilities, including the Midwest Generation plants, and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations.
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar laws for the investigation and remediation of contaminated property, EME and Midwest Generation accrue a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at December 31, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME and Midwest Generation also have identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME and Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
In September 2012, Midwest Generation received a request for information under Section 104(e) of CERCLA regarding environmental sampling and investigation performed at its Fisk and Crawford sites. In October 2012, Midwest Generation responded to the request.
Chevron Adversary Proceeding (EME only)
In December 2012, Chevron Kern River Company and Chevron Sycamore Cogeneration Company filed a complaint against Southern Sierra Energy Company and Western Sierra Energy in the Chapter 11 Cases. The plaintiffs and defendants are partners in the Kern River and Sycamore projects. The complaint alleged that the filing of the Chapter 11 Cases constituted a default under the partnership agreements related to those projects, entitling the defendants to expel the plaintiffs from the partnerships and pay for their interests at a price based on the net book value of the partnerships, and sought a declaratory judgment, injunctive relief, and relief from the automatic stay in support of those alleged remedies. In January 2013, the Bankruptcy Court denied the plaintiffs' request for relief from the automatic stay and a preliminary injunction. The plaintiffs have filed a notice of appeal.
Insurance
At December 31, 2012 and 2011, EME had receivables of $3 million. Midwest Generation had receivables of $3 million at December 31, 2011 primarily related to insurance claims from unplanned outages at the Midwest Generation plants. During 2011 and 2010, $5 million and $2 million, respectively, related to business interruption insurance coverage was recorded and has been reflected in other income, net on EME's consolidated statements of operations, of which $2 million during 2011 has been reflected in interest and other income on Midwest Generation's consolidated statements of operations. EME received $2 million and $16 million, of which $2 million and $11 million was received by Midwest Generation, in cash payments related to insurance claims during 2012 and 2011, respectively.

Note 10. Environmental Developments (EME, Midwest Generation)
Midwest Generation Environmental Compliance Plans and Costs
In 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of activated carbon injection systems, Selective Non-Catalytic Reduction (SNCR) systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur Powder River Basin (PRB) coal, to meet emissions limits for criteria pollutants, such as nitrogen dioxide (NOx) and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Decisions whether or not to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units or curtail generation, instead of installing controls, to be in compliance with the CPS. During the third quarter of 2012, the Illinois Pollution Control Board granted Midwest Generation's request to extend Waukegan Unit 7's unit specific retrofit requirements from December 31, 2013 to December 31, 2014. Midwest Generation has also requested from the Illinois Pollution Control Board a variance from the system-wide annual SO2 emission rate in 2015 and 2016 and an extension of Waukegan Unit 8's unit specific retrofit requirements from December 31, 2014 until May 31, 2015. There is no assurance that these requests will be granted. For additional discussion of environmental regulatory developments, see “Item 1. Business—Environmental Matters and Regulations."
Midwest Generation voluntarily ceased coal-fired operations at the Crawford and Fisk Stations in August 2012, however, other units that are not retrofitted may continue to operate for as long as regulations and law allow. Final decisions to retrofit or shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, and the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. Based on work to date, the estimated costs of retrofitting the Midwest Generation plants are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$59
Joliet 7	111	Waukegan 8	64
Joliet 8	124	Will County 3	104
Powerton 5	127	Will County 4	90
Powerton 6	69
Waukegan Unit 7 and Will County Unit 3 are subject to unique CPS requirement to convert hot-side electrostatic precipitator (ESP) equipment to cold-side ESP or fabric filtration equipment. For further discussion related to impairment policies on EME and Midwest Generation's unit of account, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."
Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds, receive additional contributions from EME or find other sources of capital to fund the retrofits of its coal-fired plants. EME's ability to provide capital to Midwest Generation is subject to its own liquidity constraints and oversight by EME's creditors.
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect EME's and Midwest Generation's businesses.
Significant developments include the following:

•	In March 2012, the US EPA announced proposed carbon dioxide (CO2) emissions limits for new power plants. No greenhouse gas emissions guidelines for existing plants have been announced.

•
In June 2012, the United States Court of Appeals for the District of Columbia Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (GHG Tailoring Rule). In December 2012, petitions for rehearing by the full District of Columbia Circuit filed by states and industry groups were denied. In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG Tailoring Rule. The current program, which applies to only new or newly modified sources, is not expected to have an immediate effect on EME's existing generating plants, including Midwest Generation. However, regulation of GHG emissions pursuant to this program could affect efforts to modify EME's and Midwest Generation's facilities in the future, and could subject new capital projects to additional permitting and emissions control requirements that could delay such projects.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including EME and three of its wholly owned subsidiaries, for damages allegedly arising from Hurricane Katrina. Plaintiffs alleged that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleged causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit were nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. In March 2012, the court ruled that the claims in the second lawsuit were barred because they involved the same parties and the same claims as the original lawsuit. In April 2012, the plaintiffs filed an appeal with the United States Court of Appeals for the Fifth Circuit.
In September 2012, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against EME's parent company, EIX, and other defendants, by the Alaskan Native Village of Kivalina. In November 2012, the plaintiffs' request for a rehearing by a larger panel of Ninth Circuit judges was denied.
Cross-State Air Pollution Rule
In August 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule (CSAPR) and directed the US EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement. A petition seeking to have this decision reviewed by the full District of Columbia Circuit was denied in January 2013.
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule became effective on April 16, 2012 with a compliance deadline of April 16, 2015 for existing units. In November 2012, the US EPA issued proposed revisions to aspects of the regulation relating to new units. A number of parties have filed notices of appeal challenging the rule, although the only appeals that are currently moving forward relate to the standards applicable to existing units. EME and Midwest Generation do not expect that these standards will require material changes to the approach for compliance with state and federal environmental regulations already contemplated for CPS compliance.
Water Quality
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by June 2013. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. Midwest Generation currently provides a portion of its coal combustion residuals for beneficial uses. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in more stringent requirements for the management and disposal of such materials. Two different proposed approaches are under consideration.
The first approach, under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, could require EME and Midwest Generation to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law. Many of the proposed technical standards are similar under both proposed options (for example, surface impoundments may need to be retrofitted, depending on which standard is finally adopted), but the second approach is not expected to require the retrofitting of landfills used for the disposal of coal combustion residuals.

Note 11. Accumulated Other Comprehensive Loss (EME, Midwest Generation)
EME
EME consolidated accumulated other comprehensive loss, including discontinued operations, consisted of the following:

(in millions)	Unrealized Gain (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$16	$(47)	$—	$(31)
Change for 2011	(50)	(13)	—	(63)
Balance at December 31, 2011	(34)	(60)	—	(94)
Change for 2012	(42)	4	(6)	(44)
Balance at December 31, 2012[2]	$(76)	$(56)	$(6)	$(138)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.

[2]	EME and Midwest Generation both expect to reclassify unrealized losses on cash flow hedges into earnings in the next 12 months. For further explanation, please see discussion under Midwest Generation.
The after-tax amounts recorded in accumulated other comprehensive loss at December 31, 2012 and 2011 for commodity contracts was a loss of $1 million and a gain of $21 million, respectively, and for interest rate contracts was losses of $75 million and $55 million, respectively. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2013.
Midwest Generation
Midwest Generation's accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$23	$(26)	$—	$(3)
Change for 2011	(2)	(12)	—	(14)
Balance at December 31, 2011	21	(38)	—	(17)
Change for 2012	(22)	1	(12)	(33)
Balance at December 31, 2012	$(1)	$(37)	$(12)	$(50)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.
The after-tax amounts recorded in accumulated other comprehensive loss at December 31, 2012 and 2011 was a loss of $1 million and a gain of $21 million, respectively. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.
Unrealized Losses on Cash Flow Hedges
Unrealized losses on cash flow hedges, net of tax, at December 31, 2012, consisted of futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are higher than the contract prices. Approximately $1 million of unrealized losses on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 12. Supplemental Cash Flows Information (EME, Midwest Generation)
EME
Supplemental cash flows information for EME, including discontinued operations, consisted of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Cash paid (received)
Interest (net of amount capitalized)[1]	$168	$290	$239
Income taxes	59	(216)	(96)
Cash payments under plant operating leases	199	311	325
Details of assets acquired
Fair value of assets acquired	$—	$1	$1
Liabilities assumed	—	—	—
Net assets acquired	$—	$1	$1
Non-cash activities from consolidation of VIEs
Assets	$—	$—	$94
Liabilities	—	—	99
Non-cash activities from deconsolidation of VIEs
Assets	$—	$—	$249
Liabilities	—	—	253
Non-cash distribution to EIX	222	—	—
Non-cash activities from vendor financing	11	21	190

[1]
Interest paid by EME for December 31, 2012, 2011 and 2010 was $199 million, $317 million and $293 million, respectively. Interest capitalized by EME for December 31, 2012, 2011 and 2010 was $31 million, $27 million and $54 million, respectively.

EME's accrued capital expenditures at December 31, 2012, 2011 and 2010 were $31 million, $29 million and $58 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.
In connection with certain EME wind projects acquired during the past five years, the purchase price included payments that were due upon the completion of specific construction activities or the achievement of operational milestones. Accordingly, EME accrues for estimated payments when the obligation is probable. These incremental purchase price payments are capitalized.
Midwest Generation
Supplemental cash flows information for Midwest Generation consisted of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Cash paid
Interest	$36	$43	$51
Income taxes	—	8	136
Non-cash distribution to parent	106	—	—

Midwest Generation's accrued capital expenditures at December 31, 2012, 2011 and 2010 were $9 million, $4 million and $16 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 13. Asset Impairments and Other Charges (EME, Midwest Generation)
EME
Asset impairments and other charges for EME consisted of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Midwest Generation plants impairment[1]	$—	$640	$40
Wind projects impairment and other charges	—	64	—
Ambit impairment	15	—	—
Other charges	13	10	4
EME asset impairments and other charges[2]	$28	$714	$44

[1]	EME and Midwest Generation each recorded impairment charges on the Midwest Generation plants in 2011 and 2010. For an explanation of these charges, see the discussion below under Midwest Generation.

[2]	The fair value of long-lived assets as determined using the discounted cash flow models discussed below qualify as Level 3 in the fair value hierarchy.
Ambit
The Ambit project has operated under constrained liquidity conditions for a number of years. In 2012, the avoided energy costs, which form the basis for the project's energy revenues under its power purchase agreement, declined significantly. As a result, Ambit did not make its scheduled land lease payments in 2013 due to the non-EME general partner of the project. In February 2013, the EME operations and maintenance subsidiary that currently operates the plant provided a 180-day notice of its intent to terminate its operations and maintenance contract. Ambit is working to implement a transition plan through which plant employees would become employees of Ambit or a third party operator.
These factors were considered indicators of potential impairment and in connection with the preparation of its year-end financial statements in the fourth quarter of 2012, EME reviewed the Ambit project for impairment. The results of the impairment analysis indicated that the probability weighted future undiscounted cash flows are not expected to be sufficient to recover the respective carrying value of the long-lived assets of $49 million. The asset group at the project consisted of property, plant and equipment and deferred revenue. The fair value of the asset group was determined to be $34 million, resulting in an impairment charge of $15 million. For additional information on the impairment policy of long-lived assets, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
Wind Projects
In connection with the preparation of its year-end financial statements in the fourth quarter of 2011, EME reviewed the Storm Lake wind project and four small wind projects in Minnesota for impairment, based on an expected future increase in operating costs and declines in long-term power prices that the projects could potentially realize following the term of the power purchase agreements. The probability weighted future undiscounted cash flows of each project were not expected to be sufficient to recover the respective carrying value of each of these long-lived assets ($53 million in aggregate). The income approach was utilized to determine fair value for these asset groups. The most significant assumptions used in determining fair value were discount rates, future wind generation, the future availability of the project to generate energy and future plant operations expense. The asset groups at each project consisted of property, plant and equipment and, where appropriate, deferred revenue. In aggregate, the fair value of these five asset groups was determined to be $23 million, resulting in an impairment charge of $30 million. For additional information on the impairment policy of long-lived assets, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
During the fourth quarter of 2011, EME significantly reduced development of renewable energy projects to conserve cash and in light of more limited market opportunities. As a result, EME reduced staffing and undertook efforts to reduce funding joint development projects, thereby reducing the development pipeline of potential wind projects to a projected installed capacity of approximately 1,300 megawatts at the end of 2011. These changes triggered charges of $34 million.

Midwest Generation
Asset impairments and other charges for Midwest Generation consisted of the following:

	Years Ended December 31,
(in millions)	2012	2011	2010
Midwest Generation plants impairment	$—	$640	$40
Other charges	14	13	8
Midwest Generation asset impairments and other charges[1]	$14	$653	$48

[1]	The fair value of long-lived assets as determined using the discounted cash flow models discussed below qualify as Level 3 in the fair value hierarchy.
In connection with the preparation of its year-end financial statements in the fourth quarter of 2011, Midwest Generation concluded, based on the current energy price environment, it was less likely that Midwest Generation would install environmental controls required by the CPS at its Fisk, Crawford and Waukegan Stations; and such assessment was an indicator that these stations were impaired. The long-lived asset groups that were subject to the impairment evaluation were determined to include the property, plant and equipment of each station. Management updated the probability weighted future undiscounted cash flows expected to be received at these stations and concluded that such amounts did not recover the respective station's carrying amounts. As part of these alternative cash flow scenarios, management considered a shortened estimated useful life of each station if environmental improvements were not made and a forecasted reduction in generation from lower forward power prices.
To measure the amount of the impairment loss, the income approach was considered the most relevant, but market data obtained prior to the significant decline in power prices was used to corroborate the income approach. The discounted cash flow analysis assumptions that have the most significant impact on fair value are forecasted energy and capacity prices. The discounted cash flow analysis indicated a fair value of zero. Midwest Generation also concluded it was unlikely that a third party would consummate the purchase of the Fisk, Crawford or Waukegan Stations in the current economic and regulatory environment resulting in a determination that the fair value of each of these stations was zero. This resulted in impairment charges of $115 million, $186 million and $339 million for the Fisk, Crawford and Waukegan Stations, respectively. Environmental and other remediation or ongoing maintenance costs are expected to be offset by the salvage value of the asset groups. Midwest Generation voluntarily ceased coal-fired operations at the Fisk and Crawford Stations in August 2012. For additional information on the impairment policy of long-lived assets, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
In 2010, Midwest Generation recorded a $40 million write-off of capitalized engineering and other costs related to a change in air emissions control technology selection at the Powerton Station.

Note 14. Discontinued Operations (EME only)
On September 21, 2012, Homer City and Homer City Generation, L.P., an affiliate of GECC, entered into the Homer City Master Transaction Agreement (MTA) for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. On October 3, 2012, GECC entered into a Plan Support Agreement (the PSA) with the holders of approximately 76% of the outstanding principal amount of the secured lease obligation bonds issued by Homer City Funding, LLC as part of the original sale leaseback transaction. Under the PSA, the parties committed to support and implement a reorganization plan of Homer City Funding, LLC and to solicit votes on a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On October 5, 2012, GECC commenced the solicitation. In addition, Homer City received a forbearance of the $47 million senior rent payment that had been due October 1, 2012 and was granted a waiver of the $65 million equity rent payment that had been due April 1, 2012.
On December 14, 2012, the transaction closed and Homer City Generation, L.P. assumed control of Homer City. As part of the closing, Homer City Generation, L.P. agreed to waive Homer City's contractual obligation to Homer City Generation L.P. to establish and fund voluntary employee beneficiary association trusts as originally required under the MTA.
EME recorded an impairment charge of $1,032 million ($623 million after tax) related to Homer City's long-lived assets during the fourth quarter of 2011. Beginning in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately in EME's consolidated financial statements. EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012. The charge was reduced to $89 million ($53 million after tax) when the transaction closed to reflect the ultimate carrying value of assets and liabilities transferred to Homer City Generation, L.P.
Summarized results of discontinued operations for EME are:

	Year Ended December 31,
(in millions)	2012	2011	2010
Total operating revenues	$395	$527	$636
Total operating expenses	(496)	(538)	(522)
Asset impairment and other charges	(89)	(1,032)	(1)
Other income (expense)	5	—	13
Income (loss) before income taxes	(185)	(1,043)	126
Provision (benefit) for income taxes	(73)	(411)	44
Income (loss) from operations of discontinued operations	$(112)	$(632)	$82
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets as follows:

	December 31,
(in millions)	2012	2011
Cash and cash equivalents	$2	$79
Other current assets	7	128
Carrying value adjustment	(9)	—
Total current assets	—	207
Other long-term assets	—	45
Assets of discontinued operations	—	252
Total current liabilities	—	27
Other long-term liabilities	—	9
Liabilities of discontinued operations	$—	$36

Note 15. Related Party Transactions (EME, Midwest Generation)
EME and Midwest Generation participate in the insurance program of EIX, including property, general liability, workers compensation and various other specialty policies. EME's and Midwest Generation's insurance premiums are generally based on EME's and Midwest Generation's share of risk related to each policy. In connection with the property insurance program, a portion of the risk is reinsured by a captive insurance subsidiary of EIX.
EME
Specified administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of EIX, and the costs of these corporate support services are allocated to all affiliates, including EME. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, EME is billed for any services directly requested for its benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost, subject to a reasonable markup. EME believes the allocation methodologies utilized are reasonable. EME made reimbursements for the cost of these programs and other services totaling $60 million, $60 million and $52 million in 2012, 2011 and 2010, respectively. The amount due to (from) EIX was $(1) million and $13 million at December 31, 2012 and 2011, respectively. On February 5, 2013, the Bankruptcy Court entered an order approving the Debtor Entities' continued performance under various agreements and arrangements that govern these shared services.

Edison Mission Operation & Maintenance, Inc., a direct, wholly owned affiliate of EME, has entered into operation and maintenance agreements with partnerships in which EME has a 50% or less ownership interest. Pursuant to the negotiated agreements, Edison Mission Operation & Maintenance is to perform all operation and maintenance activities necessary for the production of power by these partnerships' facilities. The agreements continue until terminated by either party. Edison Mission Operation & Maintenance is paid for all costs incurred with operating and maintaining such facilities and may also earn incentive compensation as set forth in the agreements. EME also has investments in wind projects that are accounted for under the equity method for which Edison Mission Operation & Maintenance has entered into operation and maintenance agreements with these wind projects. EME recorded revenues under the operation and maintenance agreements of $24 million for 2012, $23 million for 2011 and $23 million for 2010, reflected in operating revenues on EME's consolidated statements of operations. Receivables from affiliates for Edison Mission Operation & Maintenance totaled $4 million and $3 million at December 31, 2012 and 2011, respectively.
EME owns interests in partnerships that sell electricity generated by their project facilities to Southern California Edison Company (SCE) and others under the terms of power purchase agreements. Sales by these partnerships to SCE under these agreements amounted to $233 million, $277 million and $367 million in 2012, 2011 and 2010, respectively. In addition, through a competitive bidding process, EME's Walnut Creek project was awarded a 10-year power sales contract by SCE, starting in 2013 for the output of its 479 MW gas-fired peaking facility. For further information on Walnut Creek related party transactions, see Note 5—Debt and Credit Agreements—Credit Facilities and Letters of Credit.
Midwest Generation
EMMT Agreement
Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million, $1 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount due from EMMT was $39 million and $98 million at December 31, 2012 and 2011, respectively.
Notes Receivable from EME
Proceeds of $1.367 billion were received by Midwest Generation from the Powerton and Joliet Sale Leaseback and were loaned to EME through four intercompany notes. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due on January 2, 2013. Midwest Generation determined that it was probable a loss would be realized in connection with this intercompany loan. Midwest Generation is unable to determine whether any future payments will be made under this intercompany loan agreement. As a result, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, during the fourth quarter of 2012. The impact to Midwest Generation's balance sheet was as follows:

	December 31, 2012			December 31, 2011
(in millions)	Carrying Value	Valuation Allowance	Net	Carrying Value
Due from affiliates	$12	$(12)	$—	$11
Interest receivable from affiliate	55	(55)	—	55
Notes receivable from affiliate	1,311	(1,311)	—	1,323
Total	$1,378	$(1,378)	$—	$1,389
Future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases, and will be recorded by Midwest Generation as an adjustment to the valuation allowance. Midwest Generation earned interest income of $110 million, $111 million and $112 million for the years ended December 31, 2012, 2011 and 2010, respectively. Midwest Generation has ceased accruing interest income beginning in 2013.

Fair Value
The fair value of the note receivable from EME was zero at December 31, 2012. At December 31, 2011, it is not practicable to estimate the fair value of this financial instrument due to the indemnities and guarantees provided by EME pursuant to the Powerton and Joliet Sale Leaseback.
Services Agreements with EME and EIX
Specified administrative services such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of EIX, and the costs of these corporate support services are allocated to all affiliates, including Midwest Generation. Costs are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, Midwest Generation is billed for services directly requested for its benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost, subject to a reasonable markup. Midwest Generation believes the allocation methodologies utilized are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $27 million, $30 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount due to EIX and EME was $1 million and $4 million at December 31, 2012 and 2011, respectively, related to these agreements. On February 5, 2013, the Bankruptcy Court entered an order approving the Debtor Entities' continued performance under various agreements and arrangements that govern these shared services.
Management and Support Agreements with Midwest Generation EME, LLC
Midwest Generation has entered into agreements with Midwest Generation EME for management and administrative services and support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreements, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under these agreements for the years ended December 31, 2012, 2011 and 2010 were $23 million, $24 million and $26 million, respectively. The amount due to Midwest Generation EME was $2 million and $1 million at December 31, 2012 and 2011, respectively, related to these agreements.

Note 16. Restructuring Activities (EME, Midwest Generation)
As described in the Support Agreement, EME may seek authority to enter into a settlement transaction with EIX within 150 days of the commencement of the Chapter 11 Cases. Under the Settlement Transaction, among other things:

•
Certain claims between EME, EIX, and the Noteholders who have signed the Support Agreement would be released prior to the effective date of a plan of reorganization, subject to the parties continuing performance of their obligations under the Support Agreement;

•
The application of the Edison Mission Group and Mission Energy Holding Company tax-allocation agreements to EME would be extended through the earlier of the effective date of a plan of reorganization with respect to EME or December 31, 2014;

•	EIX would cease to own EME when EME emerges from bankruptcy pursuant to a plan of reorganization; and

•	Upon effectiveness of a plan of reorganization with respect to EME, EIX would assume approximately $200 million of EME's employee retirement related liabilities.
Under the Support Agreement, among other things:

•	EME will pay the reasonable and documented fees and expenses of the professional advisors to the Noteholders in connection with the Settlement Transaction;

•	EME will consult with the professional advisors to the Noteholders regarding material decisions during the pendency of its Chapter 11 Cases; and

•
EME agrees to seek the reasonable consent of the Noteholders to make material capital expenditures or payments with respect to the Powerton Station and Units 7 and 8 of Joliet Station, which are facilities subject to the Powerton and Joliet Sale Leaseback.

Prior to the consummation of the Settlement Transaction and the releases contained therein, EME may terminate the Support Agreement and consider any alternative transaction. If the Settlement Transaction and release described above is not approved by July 15, 2013, the Support Agreement is subject to termination.

LSTC
EME's LSTC are summarized below:

(in millions)	December 31, 2012
Senior notes, net	$3,700
Accounts payable	32
Interest payable	154
Other	73
Total liabilities subject to compromise	$3,959
Midwest Generation's LSTC are summarized below:

(in millions)	December 31, 2012
Accounts payable	$29
Interest payable	13
Lease financing	434
Other	53
Total liabilities subject to compromise	$529
As of the date of this filing, EME and Midwest Generation have received 28 and 13 proofs of claim, respectively. New and amended claims may be filed in the future, including claims amended to assign value to claims originally filed with no value. EME and Midwest Generation are in the process of reconciling such claims to the amounts listed in LSTC. Differences in liability amounts estimated and claims filed by credits will be investigated and resolved, including through the filing of objections with the Bankruptcy Court as appropriate. Through this process, EME and Midwest Generation may identify additional liabilities that need to be recorded as LSTC and the Bankruptcy Court may determine liabilities currently estimated as part of LSTC are without merit. The claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. Determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Reorganization Items
Reorganization items represent the direct and incremental costs of bankruptcy, such as professional fees, LSTC claim adjustments and losses related to terminated contracts that are probable and can be estimated. Write off of unamortized deferred financing costs and debt discounts relate to EME's unsecured pre-petition debt, which has been reclassified to LSTC on the consolidated balance sheet following the Chapter 11 filing on December 17, 2012. Professional fees primarily relate to legal and consultants working directly on the bankruptcy filing.
EME's significant items in reorganization charges for December 17 through December 31, 2012 are summarized below:

(in millions)	December 31, 2012
Provision for allowable claims	$6
Write off of unamortized deferred financing costs and debt discounts	15
Professional fees	22
Total reorganization items	$43
Midwest Generation's $6 million of reorganization charges for December 17 through December 31, 2012 relate to a provision for allowable claims.

Interest expense
Subsequent to the filing of the Chapter 11 Cases, EME classified both its $3.7 billion unsecured senior notes and $154 million of accrued interest related to the unsecured senior notes as LSTC and ceased accruing interest expense. The accrued interest reclassified to LSTC primarily relates to $97 million and $38 million of interest payments that were due on November 15 and December 17, 2012, respectively, that EME did not make. Unpaid contractual interest for the period subsequent to the filing of the Chapter 11 Cases was $11 million.
Subsequent to the filing of the Chapter 11 Cases, Midwest Generation classified $13 million of accrued interest due on the Powerton and Joliet Sale Leaseback as LSTC but did not cease accruing interest expense. For further discussion of lease payments associated with the Powerton and Joliet Sale Leaseback, see Note 1—Summary of Significant Accounting Policies—Chapter 11 Cases.
Shutdown of Fisk and Crawford
Midwest Generation voluntarily ceased coal-fired operations at the Fisk and Crawford Stations in August 2012. Midwest Generation decommissioned and retired the units during the fourth quarter of 2012. During the second quarter of 2012, EME recorded a charge of $9 million (pre-tax) related to severance and other employee benefits due to the approximately 200 employees affected by the planned shutdowns; and Midwest Generation recorded a charge of $6 million (pre-tax) related to severance and other employee benefits due to the approximately 175 employees affected by the planned shutdowns. These charges were included in administrative and general expense on each of EME's and Midwest Generation's consolidated statements of operations.
In connection with the shutdown of these stations, EME expects a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At December 31, 2012, EME's tax basis of Midwest Generation's Fisk and Crawford Stations was $53 million and $73 million, respectively.

Note 17. Condensed Combined Debtors' Financial Information (EME only)
The financial statements below represent the condensed combined financial statement of the Debtor Entities. Non-debtor EME subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements, as such, their net loss is included as "Equity in loss of non-debtor entities, net of tax" in the Debtors' Statement of Operations and its net assets are included as "Investment in non-debtor entities" in the Debtors' Statement of Financial Position.
Intercompany transactions among the Debtor Entities have been eliminated in the condensed combined financial statements of the Debtor Entities contained here.
Debtors' Condensed Combined Statement of Operations
For the year ended December 31, 2012

(in millions)
Operating revenues	$901
Operating expenses	(1,262)
Other expense	(226)
Reorganization items	(43)
Provision for income taxes	(153)
Net loss attributable to debtor entities	(783)
Equity in loss of non-debtor entities, net of tax	(142)
Net loss attributable to Debtors	$(925)

Debtors' Condensed Combined Statement of Comprehensive Loss
For the year ended December 31, 2012

(in millions)
Net Loss	$(925)
Other comprehensive loss, net of tax	(44)
Comprehensive Loss	$(969)
Debtors' Condensed Combined Statement of Financial Position
As of December 31, 2012

(in millions)
Total current assets	$633
Investments in unconsolidated affiliates	152
Property, plant and equipment, less accumulated depreciation of $845	1,428
Investment in non-debtor entities	1,983
Total other assets	976
Total assets	$5,172

Total current liabilities	$93
Liabilities subject to compromise	3,959
Deferred taxes	131
Other long-term liabilities	257
Total liabilities	$4,440
Total equity	732
Total liabilities and equity	$5,172
Debtors' Condensed Combined Statement of Cash Flows
For the Year Ended December 31, 2012

(in millions)
Net cash (used in) provided by
Operating activities	$(596)
Financing activities	173
Investing activities	(109)
Net decrease in cash and cash equivalents	(532)
Cash and cash equivalents at beginning of period	955
Cash and cash equivalents at end of period	$423
Cash paid for reorganization items	$20

Note 18. Quarterly Financial Data (unaudited) (EME, Midwest Generation)
The following table summarizes the unaudited quarterly statements of operations for EME. Amounts have been restated to reflect discontinued operations in all periods presented.

(in millions)	First	Second	Third	Fourth
2012
Operating revenues	$343	$324	$340	$280
Operating loss	(48)	(100)	(78)	(102)
Loss from continuing operations	(58)	(75)	(86)	(578)
Income (loss) from operations of discontinued subsidiaries, net of tax	(24)	(29)	(76)	17
Net loss	(82)	(104)	(162)	(561)
2011
Operating revenues	$435	$400	$437	$381
Operating income (loss)	33	(44)	30	(717)
Income (loss) from continuing operations	(8)	(26)	18	(431)
Income (loss) from operations of discontinued subsidiaries, net of tax	(12)	(6)	15	(629)
Net income (loss)	(20)	(32)	33	(1,060)	[1]

[1]
Reflects $704 million pre-tax ($424 million after tax) of asset impairment charges. For more information, see Note 13—Asset Impairments and Other Charges. In addition, the amount reflects a $1,032 million pre-tax ($623 million after tax) impairment charge related to Homer City. For more information, see Note 14—Discontinued Operations.

The following table summarizes the unaudited quarterly statements of operations for Midwest Generation.

(in millions)	First	Second	Third	Fourth
2012
Operating revenues	$233	$213	$253	$193
Operating loss	(33)	(88)	(39)	(1,437)	[1]
Benefit for income taxes	(5)	(27)	(7)	(23)
Net loss	(9)	(42)	(12)	(1,401)
2011
Operating revenues	$351	$280	$366	$289
Operating income (loss)	62	(47)	76	(607)
Provision (benefit) for income taxes	32	(11)	38	(231)
Net income (loss)	48	(18)	57	(357)	[2]

[1]	Reflects a $1.4 billion pre-tax charge for a valuation allowance recorded by Midwest Generation on its note receivable from EME. For more information, see Note 15—Related Party Transactions.

[2]	Reflects a $640 million pre-tax ($386 million, after tax) impairment charge. For more information, see Note 13—Asset Impairments and Other Charges.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2013.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT ACCOUNTANT FEES
The following tables set forth the aggregate fees billed to EME (consolidated total including EME and its subsidiaries) and Midwest Generation (consolidated total including Midwest Generation and its subsidiaries) for the fiscal years ended December 31, 2012 and December 31, 2011, by PricewaterhouseCoopers LLP:

	EME and Subsidiaries
(in thousands)	2012	2011
Audit fees	$3,593	$4,402
Audit related fees[1]	44	414
Tax fees[2]	250	382
All other fees	3	—
Total	$3,890	$5,198

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

	Midwest Generation and Subsidiaries
(in thousands)	2012	2011
Audit fees	$554	$600
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—
	$554	$600
The EME Board of Directors reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. All services performed by the independent accountants followed the above-referenced procedures and have been approved by the EME Board or, prior to the Chapter 11 Cases, by the EIX Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents have been filed as part of this report or, where noted, incorporated by reference:

(a)	(1) List of Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this report.

(2)	List of Financial Statement Schedules
The following financial statement schedules are included in this report:

Page
Edison Mission Energy
Schedule I—Condensed Financial Information of Parent	162
Schedule II—Valuation and Qualifying Accounts	167
Midwest Generation
Schedule II—Valuation and Qualifying Accounts	168
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
EME and Midwest Generation acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, they are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
2.1
Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
x
2.2
Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
		x	x
2.3
Purchase Agreement, dated July 20, 2004, between Edison Mission Energy and Origin Energy New Zealand Limited, incorporated by reference to Exhibit 2.1 to Edison Mission Energy's Form 8-K filed October 4, 2004.
x
2.4
Purchase Agreement, dated July 29, 2004, by and among Edison Mission Energy, IPM Eagle LLP, International Power plc, Mitsui & Co., Ltd. and the other sellers on the signature page thereto, incorporated by reference to Exhibit 2.1 to Edison Mission Energy's Form 10-Q for the quarter ended September 30, 2004.
x
3.1	Certificate of Incorporation of Edison Mission Energy, dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Form 8-K filed October 29, 2001.	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
3.1.1
Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated May 4, 2004, incorporated by reference to Exhibit 3.1.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
x
3.1.2
Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated August 8, 2007, incorporated by reference to Exhibit 3.1.2 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2007.
x
3.2*	Amended By-Laws of Edison Mission Energy, dated March 12, 2013, incorporated by reference to Exhibit 3.2 to Edison Mission Energy's Form 8-K filed July 16, 2012.	x
3.3
Limited Liability Company Agreement of Midwest Generation, LLC, effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
3.4
Certificate of Formation of Midwest Generation, LLC, dated as of July 9, 1999, incorporated by reference to Exhibit 3.4 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.1
Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's Form 8-K filed May 10, 2007.
x
4.1.1
First Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.1 to Edison Mission Energy's Form 8-K filed May 10, 2007.
x
4.1.2
Second Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.2 to Edison Mission Energy's Form 8-K filed May 10, 2007.
x
4.1.3
Third Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.3 to Edison Mission Energy's Form 8-K filed May 10, 2007.
x
4.1.4
Fourth Supplemental Indenture, dated as of August 22, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.4 to Edison Mission Energy's Form S-4 filed September 10, 2007.
x
4.2
Second Supplemental Indenture, dated as of April 30, 2007, between Edison Mission Energy and The Bank of New York, as trustee, supplementing the Indenture, dated as of June 28, 1999, pursuant to which Edison Mission Energy's 7.73% Senior Notes due 2009 were issued, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's Form 8-K filed May 1, 2007.
x
4.3
Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's Form 8-K filed June 8, 2006.
x
4.3.1
First Supplemental Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of June 6, 2006, incorporated by reference to Exhibit 4.1.1 to Edison Mission Energy's Form 8-K filed June 8, 2006.
x
4.3.2
Second Supplemental Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of June 6, 2006, incorporated by reference to Exhibit 4.1.2 to Edison Mission Energy's Form 8-K filed June 8, 2006.
x
4.4
Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.9 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
4.4.1
Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x
4.5
Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x
4.5.1
Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x
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
		x	x
4.6.1
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x
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
		x	x
4.7.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.7 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
		x	x
4.8
Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
		x	x
4.8.1
Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
		x	x
4.9
Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass-Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.10
Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass-Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.11
Form of 8.30% Pass-Through Certificate, Series A (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
4.12
Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.13
Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Powerton Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.13.1
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.14
Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Joliet Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.6 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.14.1
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.14 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.15
Facility Lease Agreement (T1), dated as of August 17, 2000, by and between Powerton Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.7 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.15.1
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.15 hereto, incorporated by reference to Exhibit 4.7.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.16
Facility Lease Agreement (T1), dated as of August 17, 2000, by and between, Joliet Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.8 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
4.16.1
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.16 hereto, incorporated by reference to Exhibit 4.8.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
10.1
Transaction Support Agreement, dated as of December 16, 2012, by and among Edison Mission Energy, Edison International and the Noteholders thereto, incorporated by reference to Exhibit 10.1 to Edison Mission Energy Form 8-K filed December 17, 2012.
x
10.2†
Purchase & Reservation Agreement, dated as of June 4, 2007, between Edison Mission Energy and Suzlon Wind Energy Corporation, incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2007.
x
10.3†
Supply Agreement, dated as of March 28, 2007, between Edison Mission Energy and Mitsubishi Power Systems Americas, Inc., incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2007.
x
10.4
Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
x
10.5
Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
10.6
Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
x
10.7
Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
10.8
Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
10.8.1
Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
x
10.9
Forbearance Agreement, dated as of December 16, 2012, by and among Midwest Generation and certain owner lessors, owner lessors' equity owners, and holders of outstanding pass-through certificates, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 8-K filed December 21, 2012.
x
10.10
Amended and Restated Tax Allocation Agreement, dated February 13, 2012, by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011.
x
10.10.1
Modification No. 1 to Tax Allocation Agreement (modifying Amended and Restated Tax Allocation Agreement listed as Exhibit 10.10 herein), dated November 15, 2012 by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.1 to Edison Mission Energy's Form 8-K filed November 21, 2012.
x
10.11
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties, incorporated by reference to Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011.
x
10.12
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
x
10.13
Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
x
10.14
Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
x
10.15
Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
x
21.1*	Subsidiaries of Edison Mission Energy	x
21.2*	Subsidiaries of Midwest Generation, LLC		x
31.1*	Certification of the Edison Mission Energy President pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.2*	Certification of the Edison Mission Energy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.3*	Certification of the Midwest Generation, LLC President pursuant to Section 302 of the Sarbanes-Oxley Act.		x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
31.4*	Certification of the Midwest Generation, LLC Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.		x
32.1*	Statement Pursuant to 18 U.S.C. Section 1350 for Edison Mission Energy.	x
32.2*	Statement Pursuant to 18 U.S.C. Section 1350 for Midwest Generation, LLC.		x
95*	Mine Safety Disclosures	x
101
Financial statements from the annual report on Form 10-K of Edison Mission Energy and Midwest Generation, LLC for the year ended December 31, 2012, filed on March 15, 2013, formatted in XBRL: (i) Edison Mission Energy Consolidated Statements of Operations, (ii) Edison Mission Energy Consolidated Statements of Comprehensive Income (Loss), (iii) Edison Mission Energy Consolidated Balance Sheets, (iv) Edison Mission Energy Consolidated Statements of Total Equity, (v) Edison Mission Energy Consolidated Statements of Cash Flows, (vi) Midwest Generation, LLC Consolidated Statements of Operations, (vii) Midwest Generation, LLC Consolidated Statements of Comprehensive Income (Loss), (viii) Midwest Generation, LLC Consolidated Balance Sheets, (ix) Midwest Generation Consolidated Statements of Member's Equity, (x) Midwest Generation Consolidated Statements of Cash Flows, and (xi) the Combined Notes to Consolidated Financial Statements.
		x	x

*	Filed herewith.

†	Confidential treatment granted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer

Date:	March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro J. Pizarro
Pedro J. Pizarro	Director and President (Principal Executive Officer)	March 15, 2013

/s/ Maria Rigatti
Maria Rigatti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 15, 2013

/s/ Frederic F. Brace
Frederic F. Brace	Director	March 15, 2013

/s/ Hugh E. Sawyer
Hugh E. Sawyer	Director	March 15, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President
Date:	March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	March 15, 2013

/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	March 15, 2013

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 15, 2013

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Manager and Vice President	March 15, 2013

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS
(in millions)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$328	$738
Affiliate receivables	363	3
Other current assets	15	5
Total current assets	706	746
Investments in subsidiaries	5,015	6,408
Other long-term assets	260	199
Total Assets	$5,981	$7,353
Liabilities and Shareholder's Equity
Accounts payable and accrued liabilities	$18	$72
Affiliate payables	132	539
Total current liabilities	150	611
Liabilities subject to compromise	5,256	—
Long-term debt	—	3,700
Long-term affiliate debt	—	1,335
Deferred taxes and other	131	45
Total Liabilities	5,537	5,691
Total EME Common Shareholder's Equity	444	1,662
Total Liabilities and Shareholder's Equity	$5,981	$7,353

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Operating revenues	$9	$4	$4
Operating expenses	(111)	(146)	(114)
Operating loss	(102)	(142)	(110)
Equity in income from continuing operations of subsidiaries	(289)	(788)	463
Interest expense and other	(375)	(383)	(355)
Loss before income taxes	(766)	(1,313)	(2)
Reorganization items	37	—	—
Provision (benefit) for income taxes	122	(235)	(166)
Net income (loss) attributable to EME common shareholder	$(925)	$(1,078)	$164

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$(925)	$(1,078)	$164
Other comprehensive loss, net of tax	(44)	(63)	(109)
Comprehensive Income (Loss) Attributable to Edison Mission Energy Common Shareholder	$(969)	$(1,141)	$55

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(497)	$(53)	$576
Net cash used in financing activities	(9)	(2)	(245)
Net cash provided by (used in) investing activities	96	366	(84)
Net (decrease) increase in cash and cash equivalents	(410)	311	247
Cash and cash equivalents at beginning of period	738	427	180
Cash and cash equivalents at end of period	$328	$738	$427
Cash dividends received from subsidiaries	$45	$903	$125

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation
EME (parent company only) has accounted for wholly owned subsidiaries using the equity method. These financial statements are presented on a condensed basis. Additional disclosures relating to the parent company financial statements are included in "Item 8. Combined Notes to Consolidated Financial Statements" of this report.
Note 2. Long-term Debt
For a description and details of long-term debt of EME, including the parent company senior notes, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" of this report.
Note 3. Commitments and Contingencies
For a description of all material contingencies and guarantees of EME, including the parent company only, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" of this report.

SCHEDULE II
EDISON MISSION ENERGY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Year Ended December 31, 2012
Uncollectible accounts
Customers	$5	$—		$—		$—		$5
All others	—	—		—		—		—
Deferred tax valuation allowance	—	438	[1]	6	[1]	—		444
Total	$5	$438		$6		$—		$449
Year Ended December 31, 2011
Uncollectible accounts
Customers	$5	$—		$—		$—		$5
All others	—	—		—		—		—
Total	$5	$—		$—		$—		$5
Year Ended December 31, 2010
Uncollectible accounts
Customers	$2	$—		$3	[2]	$—		$5
All others	48	—		—		48	[3]	—
Total	$50	$—		$3		$48		$5

[1]
EME recorded a deferred tax valuation allowance during the fourth quarter of 2012 due to uncertainty in future tax-sharing payments. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

[2]	Represents the consolidation of one coal project effective January 1, 2010.

[3]
EME filed bankruptcy claims in the amount of $48 million related to the contracts terminated with Lehman Brothers through the termination provisions of its master netting agreements with a Lehman Brothers subsidiary. Such claims were fully reserved and were included net in prepaid expenses and other on EME's consolidated balance sheet. In 2010, EME sold its bankruptcy claims.

SCHEDULE II
MIDWEST GENERATION, LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Year Ended December 31, 2012
Uncollectible accounts
Others	—	1,378	[1]	—		—		1,378
Deferred tax valuation allowance	—	521	[2]	12	[2]	—		533
Total	$—	$1,899		$12		$—		$1,911
Year Ended December 31, 2011
Uncollectible accounts
Others	—	—		—		—		—
Total	$—	$—		$—		$—		$—
Year Ended December 31, 2010
Uncollectible accounts
Others	48	—		—		48	[3]	—
Total	$48	$—		$—		$48		$—

[1]
Midwest Generation recorded a full valuation allowance during the fourth quarter of 2012 relating to the impairment of its intercompany loan with EME. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions."

[2]
Midwest Generation recorded a deferred tax valuation allowance during the fourth quarter of 2012 related to the impairment of its intercompany loan with EME. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

[3]
Midwest Generation filed bankruptcy claims in the amount of $48 million related to the contracts terminated with Lehman Brothers through the termination provisions of its master netting agreements with a Lehman Brothers subsidiary. Such claims were fully reserved and were included net in other current assets on Midwest Generation's consolidated balance sheet. In 2010, Midwest Generation sold its bankruptcy claims.