Form 10-K/A
period 2012-12-31
EDISON MISSION ENERGY; MIDWEST GENERATION LLC
filed 2013-04-26
CIK 930835, 1134016

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

Edison Mission Energy YES ☒ NO ☐     Midwest Generation, LLC YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Edison Mission Energy YES ☐ NO ☒     Midwest Generation, LLC YES ☐ NO ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates of Edison Mission Energy as of June 30, 2012: $0. Number of shares outstanding of Edison Mission Energy’s Common Stock as of March 15, 2013: 100 shares (all shares held by an affiliate of Edison Mission Energy).

This combined Form 10-K is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment No. 1) amends the Annual Report on Form 10-K for the year ended December 31, 2012 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation), which was originally filed with the Securities and Exchange Commission (the SEC) on March 18, 2013 (the Original Filing).  EME and Midwest Generation are filing this Amendment No. 1 to provide the information required by Part III of such Form 10-K, Items 10, 11, 12 and 13.

This Amendment No. 1 does not update any other disclosures in the Original Filing to reflect developments since the original date of filing.

The following items of the Original Filing on the annual report on Form 10-K are amended and restated in their entirety by this Amendment No. 1:

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This Amendment No. 1 also sets forth an amended “Item 15. Exhibits and Financial Schedules” in its entirety and includes the new certifications from EME’s and Midwest Generation’s principal executive officer and principal financial officer.

Unaffected items have not been repeated in this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EME - DIRECTORS

FREDERIC F. BRACE, INDEPENDENT DIRECTOR

Mr. Brace, age 55, was elected to EME’s board of directors on July 10, 2012.  Mr. Brace served as Executive Vice President, Chief Administrative Officer and Chief Restructuring Officer of The Great Atlantic & Pacific Tea Company, a retail food business, from August 2010 to March 2012 and as Chief Financial Officer from March 2011 to March 2012. In December 2010 The Great Atlantic & Pacific Tea Company filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in March 2011. Mr. Brace served as Executive Vice President and Chief Financial Officer of UAL Corporation, an air transportation company, from 2002 to 2008, Senior Vice President from 1999 to 2001 and held various other management positions since 1988. In December 2002, UAL filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in 2006.  Mr. Brace currently serves as a director of Anixter International and formerly served as a director of The Great Atlantic & Pacific Tea Company, of Bearingpoint, Inc., and of SIRVA, Inc.. Mr. Brace earned a bachelor’s degree in Industrial Engineering from the University of Michigan and an MBA from the University of Chicago. As a result of these and other professional experiences, Mr. Brace possesses particular knowledge and experience in complex restructurings, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the Board of Directors’ collective qualifications, skills and experience.

PEDRO J. PIZARRO, DIRECTOR AND PRESIDENT

Mr. Pizarro, age 47, has been a director and the President of EME since January 1, 2011.  Mr. Pizarro joined Edison International (EIX), EME’s ultimate parent company, in 1999 as Director of Strategic Planning. He was elected vice president of Technology Business Development in 2000, and the following year moved to Southern California Edison (SCE) as vice president of Strategy and Business Development and general manager of Edison Carrier Solutions. Mr. Pizarro was elected vice president of Power Procurement in 2004, senior vice president in 2005, and executive vice president of Power Operations in 2008. Previously, Mr. Pizarro was a senior engagement manager with McKinsey & Company. Mr. Pizarro earned a Ph.D. in Chemistry from the California Institute of Technology in 1994 and held National Science Foundation and Department of Defense graduate fellowships. He earned a bachelor’s degree in Chemistry from Harvard University.  Mr. Pizarro serves on the boards of the Colburn School, the California Institute of Technology and the Electric Power Supply Association, and formerly served as a director of the California Power Exchange. As a result of these and other professional experiences, Mr. Pizarro possesses particular knowledge and experience in operations, management, corporate strategy, and strategic planning and leadership of complex organizations that strengthen the Board of Directors’ collective qualifications, skills and experience.

HUGH E. SAWYER, INDEPENDENT DIRECTOR

Mr. Sawyer, age 58, was elected to EME’s board of directors on July 10, 2012. Mr. Sawyer has served as a Managing Director for Huron Consulting Group since January 2010. At Huron, Mr. Sawyer leads the Operational Improvement Service Line for Huron’s Financial Consulting Practice and provides strategic services to clients facing corporate turnarounds and restructurings in complex environments. Previously, Mr. Sawyer served as the President or Chief Executive Officer of JHT Holdings, Inc. from April 2010 to February 2012, and of Legendary Holdings, Inc. from August 2007 to December 2009. Prior to that, he served as the President or Chief Executive Officer of Wells Fargo Armored Service Corporation, The Cunningham Group, Inc., National Linen Service, Inc., Aegis Communications Group, Inc., and Allied Holdings, Inc. Mr. Sawyer formerly served as a director of Spiegel/Eddie Bauer, Hines Horticulture, Neff Equipment Rental, Paradise Island Holdings, Allied Holdings, Inc., and JHT Holdings, Inc. Mr. Sawyer earned a bachelor’s degree from the University of Florida. As a result of these and other professional experiences, Mr. Sawyer possesses particular knowledge and experience in complex restructurings, financial consulting, and leadership of complex organizations that strengthen the Board of Directors’ collective qualifications, skills and experience.

MIDWEST GENERATION - MANAGERS

DANIEL D. MCDEVITT, MANAGER AND VICE PRESIDENT

Mr. McDevitt, age 52, was elected to Midwest Generation’s board of managers on December 21, 2010. Mr. McDevitt, currently Senior Vice President and General Counsel of EME, has been an officer of EME since February 28, 2008 and has been a Vice President of Midwest Generation since April 7, 2008.  Mr. McDevitt is responsible for overseeing all legal activities for EME and its affiliated companies. Before joining EME in 2003, Mr. McDevitt was a senior antitrust attorney for BP America Inc.  Prior to that, Mr. McDevitt worked as senior counsel for Exelon Corporation in Chicago and was a partner with the law firm of Gardner, Carton and Douglas.  Mr. McDevitt earned a bachelor’s degree in mathematics from Oberlin College in Ohio and graduated with honors from the University of Pittsburgh School of Law. As a result of these and other professional experiences, Mr. McDevitt possesses particular knowledge and experience in corporate compliance, legal consulting, and litigation that strengthen the Board of Managers’ collective qualifications, skills and experience.

DOUGLAS MCFARLAN, MANAGER AND PRESIDENT

Mr. McFarlan, age 58, was elected to Midwest Generation’s board of managers on December 21, 2010. Mr. McFarlan, currently Senior Vice President of Public Affairs and Communication of EME, a position he has held since February 28, 2008.  Mr. McFarlan is responsible for government relations, environmental policy and compliance, renewable energy development, media and community relations, corporate contributions, and executive and employee communications.  Mr. McFarlan has been an officer of EME since January 1, 2003 and has also been the President of Midwest Generation since December 21, 2010. Mr. McFarlan is responsible for government relations, environmental policy and compliance, renewable energy development, media and community relations, corporate contributions, and executive and employee communications. Before joining EME in 1999, Mr. McFarlan spent 13 years in several public affairs, regulatory and corporate communications positions with telecommunications provider Ameritech in Chicago (now part of AT&T) and nine years as a newspaper editor in suburban Chicago. Mr. McFarlan is a board member of the Electric Power Suppliers Association in Washington and the Independent Energy Producers of California, founding chairman and a member of the Illinois Energy Council of the Illinois State Chamber of Commerce, and past chairman of the Electric Power Generators Association of Pennsylvania.  Mr. McFarlan received a bachelor’s degree from DePauw University in Greencastle, Indiana. As a result of these and other professional experiences, Mr. McFarlan possesses particular knowledge and experience in government relations, environmental policy and compliance, renewable energy development, and media and community relations that strengthen the Board of Managers’ collective qualifications, skills and experience.

MARIA RIGATTI, MANAGER, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Ms. Rigatti, age 49, was elected to Midwest Generation’s board of managers on December 21, 2010. Ms. Rigatti, has been Senior Vice President of EME since March 1, 2011 has been Chief Financial Officer of EME since December 20, 2010, has been an officer of EME since April 30, 2007 and has also been an officer of Midwest Generation since December 4, 2008.  She was vice president and treasurer of EME from September 4, 2008 until September 19, 2011, responsible for treasury activities including corporate and project financing, cash management and treasury operations, tax and procurement.  Ms. Rigatti joined EME in 1999.  Previously, Ms. Rigatti was a director with PIRA Energy Group, an energy consulting firm, and a vice president with Gas Energy Inc., an unregulated affiliate of KeySpan Corp., a group of regulated natural gas and electric utilities with unregulated subsidiaries. Ms. Rigatti earned an MBA in Finance from New York University. As a result of these and other professional experiences, Ms. Rigatti possesses particular knowledge and experience in treasury operations; corporate and project financing; cash management; tax; and procurement that strengthen the Board of Managers’ collective qualifications, skills and experience.

EXECUTIVE OFFICERS - EME

ANDREW J. HERTNEKY, SENIOR VICE PRESIDENT

Mr. Hertneky, age 56, has been senior vice president of Marketing and Trading for EME and president of EME’s subsidiary Edison Mission Marketing & Trading, Inc. since January 11, 2010. Mr. Hertneky is responsible for EMMT’s trading and operations in Boston and commercial management of EME’s power generation portfolio. He joined EME on April 10, 2002 as a vice president, and then served as vice president for Strategy at EIX from September 2008 through January 2010, before rejoining EME in his current position. Prior to joining EME, Mr, Hertneky was an associate principal at McKinsey & Company. Prior to joining McKinsey, Mr. Hertneky held senior-level positions for Consolidated Natural Gas and Philadelphia Electric. He attended the United States Military Academy at West Point and earned a bachelor’s degree in mechanical engineering from the University of Pittsburgh and an MBA, with highest honors, from Vanderbilt University.

JOHN C. KENNEDY, SENIOR VICE PRESIDENT

Mr. Kennedy, age 55, has been Senior Vice President of Generation since March 1, 2011, has been an officer of EME since February 28, 2008 and has also been an officer of Midwest Generation since January 5, 2009.  Mr. Kennedy is responsible for the operation of all of EME’s power generation facilities across the United States.  Previously, Mr. Kennedy was vice president of Operations for Midwest Generation, managing director of operations and maintenance for Midwest Generation, and station director for Midwest Generation’s Crawford and Fisk Stations in Chicago. Mr. Kennedy joined Midwest Generation when it was established in 1999 with the acquisition of a portfolio of electric power generating facilities from Commonwealth Edison, where he previously held several management positions. Mr. Kennedy has been a member of the Electric Power Research Institute’s Generation Advisory Council since 2009. Mr. Kennedy is also a former chairman of the Electric Power Generator Association (EPGA) of Pennsylvania.  Mr. Kennedy earned a bachelor of science in Electrical Engineering at the University of Illinois, Champaign-Urbana, and has been a registered professional engineer in Illinois since 1989.

FRED W. MCCLUSKEY, VICE PRESIDENT

Mr. McCluskey, age 53, has been Vice President of Technical Services since January 2003, has been an officer of EME since August 1, 2000 and has also been an officer of Midwest Generation since May 1, 2002.  Mr. McCluskey is responsible for major capital Project Management, Engineering, Construction and Development Support activities associated with new generation and coal fleet environmental control retrofits. Mr. McCluskey was previously Vice President of EME’s Business Management organization, regional vice president of Development Americas, and director of operations, Edison Mission Operations and Maintenance.  Mr. McCluskey received his bachelor of arts degree in Business Management, and a bachelor of arts degree in Economics, from Towson University, Maryland.

DANIEL D. MCDEVITT, SENIOR VICE PRESIDENT AND GENERAL COUNSEL (see above)

DOUGLAS MCFARLAN, SENIOR VICE PRESIDENT (see above)

PEDRO J. PIZARRO, DIRECTOR AND PRESIDENT (see above)

MARIA RIGATTI, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (see above)

JENENE J. WILSON, VICE PRESIDENT

Ms. Wilson, age 69, has been Vice President of Human Resources since December 3, 2001.  Ms. Wilson is responsible for EME’s human resources and administrative functions.  Prior to joining EME, Ms. Wilson was employed by MySmart Solutions and by PDI/DreamWorks as vice president of Human Resources, and held various management positions at Mattel and Carter Hawley Hale Stores. Wilson received a bachelor of science degree in Psychology from the University of Washington, Seattle.

EXECUTIVE OFFICERS - MIDWEST GENERATION

JOHN C, KENNEDY, VICE PRESIDENT (see above)

FRED W. MCCLUSKEY, VICE PRESIDENT (see above)

DANIEL D. MCDEVITT, VICE PRESIDENT (see above)

DOUGLAS R. MCFARLAN, PRESIDENT (see above)

MARIA RIGATTI, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (see above)

CODE OF ETHICS

EIX has adopted a Code of Ethics applicable to all of its subsidiaries, including the principal executive officers, principal financial officers and principal accounting officers of EME and Midwest Generation, which can be found on the following website: www..com/corpgov.  Any substantive amendments to the Code of Ethics or waivers of any of its provisions for EME’s principal executive officers, principal financial officer or principal accounting officer will be disclosed on the website or in a report on Form 8K.

GOVERNANCE MATTERS

Board Composition

EME’s directors are elected by its sole shareholder, Mission Energy Holding Company. Midwest Generation’s managers are elected by the holder of 100% of its membership interests, Edison Mission Midwest Holdings Co. All of these companies are wholly-owned indirect subsidiaries of EIX. There were no changes to these procedures in the past fiscal year.

Board Committees

EME’s board of directors has two standing committees: a compensation committee (the EME Compensation Committee) and an investigation committee. The EME Compensation Committee reviews and recommends policies relating to compensation and benefits of our employees. The EME Compensation Committee is currently comprised of Mr. Sawyer (chair) and Mr. Brace. The investigation committee is responsible for conducting and overseeing an investigation related to the releases of claims and other aspects of the Transaction Support Agreement dated as of December 16, 2012, among EME, EIX and certain of EME’s unsecured noteholders. The investigation committee is currently comprised of Mr. Brace (chair) and Mr. Sawyer. During 2012 there was also a tax sharing payments committee, comprised of Mr. Brace (chair) and Mr. Sawyer, which reviewed and advised on payments under tax sharing agreements with EIX. The tax sharing payments committee is not expected to have ongoing responsibilities.

Midwest Generation’s board of managers has no committees.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of the executive compensation program for the named executive officers of EME and Midwest Generation (the NEOs) for the year ended December 31, 2012 and the material elements of the compensation packages awarded to such NEOs.  The EME and Midwest Generation NEOs for 2012 are set forth in the table below.  All NEOs are paid based on the compensation practices described below for EME. All of the NEOs are officers of EME, and all but Mr. Pizarro and Mr. Hertneky are also officers of Midwest Generation.  For purposes of this Form 10-K/A, information for all seven NEOs will be disclosed.  The following table shows the President, CFO and next three highest compensated officers for each entity:

NAMED EXECUTIVE OFFICERS	EME	Midwest Generation
Pedro J. Pizarro President, EME	X
Douglas R. McFarlan Senior Vice President, EME President, Midwest Generation	X	X
Maria Rigatti Senior Vice President and Chief Financial Officer, EME Vice President and Chief Financial Officer, Midwest Generation	X	X
John C. Kennedy Senior Vice President, EME Vice President, Midwest Generation	X	X
Andrew Hertneky Senior Vice President, EME	X
Daniel D. McDevitt Senior Vice President, EME Vice President, Midwest Generation		X
Fred W. McCluskey Vice President, EME Vice President, Midwest Generation		X

General Overview

EME and Midwest Generation are indirect wholly-owned subsidiaries of Edison Mission Group Inc. (EMG), which is a wholly-owned subsidiary of EIX. Prior to EME’s filing for protection under chapter 11 of the U.S. Bankruptcy Code, the EIX Compensation and Executive Personnel Committee (the EIX Compensation Committee) reviewed and approved the compensation of senior officers at EMG, subject to adoption by the board of EMG (or, if the officer was compensated by a subsidiary of EMG, by the board of that subsidiary).  The EIX Compensation Committee approved the base salaries, annual and long-term incentive award values, and target and maximum potential annual incentive awards of the NEOs for 2012. The EME Compensation Committee was formed on October 19, 2012. As described below, in December 2012, the EME Compensation Committee withdrew the NEOs from participation in EIX’s annual incentive award plan and determined the annual incentive awards to the NEOs under a separate EME program for 2012.

Compensation Objectives

EME’s 2012 executive compensation program sought to achieve three fundamental objectives:

•                  Attract and retain qualified executives;

•                  Focus attention on specific financial, strategic and operating objectives intended to increase shareholder value; and

•                  Align executive pay directly with shareholder return through long-term incentives.

Use of Competitive Data

The EIX Compensation Committee used data from pay surveys by Mercer, Towers Watson and AonHewitt and from peer group proxy statements when it evaluated market compensation for the NEOs for 2012. Although the EIX Compensation Committee targets the market median for all elements of direct compensation, it or the board (or a committee thereof) of EMG, EME or Midwest Generation, as applicable, may vary from market median after taking into account individual performance, internal equity, or other factors it considers important.

Mr. Pizarro

The EIX Compensation Committee decided to use the companies in the Philadelphia Utility Index as the peer group for benchmarking EIX performance and comparing compensation for EIX NEOs (including Mr. Pizarro) for 2012. The Philadelphia Utility Index has been used by the EIX Compensation Committee as the basis for the peer group since 2005. Use of an established market index for peer group purposes is consistent with the way in which investors evaluate performance across companies within an industry.

2012 Peer Group Companies Philadelphia Utility Index
AES Corporation	Entergy
Ameren	Exelon
American Electric Power	First Energy
CenterPoint Energy	NextEra Energy
Consolidated Edison	Northeast Utilities
Constellation Energy*	PG&E Corporation
Covanta	Public Service Enterprise Group
Dominion Resources	Southern Company
DTE Energy	Xcel Energy
Duke Energy
* Constellation Energy was replaced by El Paso Electric in the Philadelphia Utility Index after Exelon acquired Constellation Energy.

EIX is near the peer group median in revenues and market capitalization. For the four quarters ending September 30, 2012, EIX’s revenues of $13.0 billion were approximately 3% above the peer group median of $12.6 billion (ranking 10th out of the 20 companies in the peer group), based on reported revenues. As of December 31, 2012, EIX’s market capitalization of $14.7 billion was approximately 3% below the peer group median of $15.1 billion (ranking 11th out of 20).

All NEOs

Frederic W. Cook & Company, Inc. (F.W. Cook) provided the EIX Compensation Committee with benchmarking data from peer group proxy statements. In addition, the EIX Compensation Committee received base salary, target annual incentive, and target long-term incentive grant value data from the Mercer 2011 Total Compensation Survey for the Energy Sector, the Towers Watson 2011 Energy Services, the Towers Watson 2011 General Industry, and the AonHewitt 2011 Total Compensation Measurement pay surveys for the NEOs. The pay survey data included compensation information from utilities and other energy companies, as well as companies in other industries with comparable revenues, in order to reflect the range of the competitors for executive talent and provide a robust set of information to make compensation evaluations. The pay survey data was presented to the EIX Compensation Committee in aggregated form. The EIX Compensation Committee did not consider the identities of the individual companies in the survey data to be material for its evaluation process, and the individual companies were not provided to the EIX Compensation Committee.

The specific components of the market data and the relative weighting used to calculate a market median varied for each NEO position, based on the availability of sufficient comparative data for the position, and were reviewed by F.W. Cook. Market median levels for 2012 were projected from available data with input from F.W. Cook.

2012 Executive Compensation Program Elements

Overview of Material Elements of Compensation

The material elements of EME’s executive compensation program include:

•                  Base salaries;

•                  Annual incentives;

•                  Long-term incentives;

•                  Post-employment benefits; and

•                  Severance and Change in Control benefits.

Base Salaries

Each of the NEOs is paid a fixed base salary paid on a regular basis throughout the year. For 2012, each NEO’s base salary was evaluated according to his or her position and performance, targeting the market median level of base salaries for comparable positions. None of the NEOs has a contractual right to receive a fixed base salary.

Short-Term Incentives

The NEOs were participants in the EIX Executive Incentive Compensation Plan until December, 2012, when EME withdrew from the plan. The EME Compensation Committee determined that EME executives who had been participants in the EIX Executive Compensation Plan should receive incentive compensation payments consistent with, and based on the performance metrics in, such plan. Accordingly, the EME Compensation Committee authorized and directed EME’s management to calculate, determine and pay all awards that would have been due to employees under the EIX Incentive Compensation Plan (the 2012 EME Program).

Under the 2012 EME Program, a participant’s annual target bonus is calculated as a percentage of the participant’s annual base salary, with the target percentages generally aligned with the salary survey data for the participant’s level and role. The payment of incentive awards under the 2012 EME Program is dependent on EME’s achievement of annual objective performance targets and upon the participant’s individual performance.

Performance on the 2012 financial goal for EME, measured by core adjusted EBITDA, is shown below. In February 2012, the EIX Compensation Committee set threshold, target and maximum levels of core adjusted EBITDA, at $(211) million, $(86) million and $39 million, respectively. The potential score associated with this financial goal ranges from 0 – 60 with target weighted at 30%. In addition, the EIX Compensation Committee set a minimum level of core adjusted EBITDA of $(250) million below which no incentive would be paid, regardless of the overall score.

Short-term incentive payments under the 2012 EME Program were determined based on the year-end 2012 outlook as of November 2012. Performance related to the 2012 financial goal as of that date is shown below.

Financial Performance	Target (million)	Actual (million)	Target Score	Potential Score	Actual Score
Core Adjusted EBITDA	$(86)	$39	30	0-60	57.8

Performance related to the 2012 strategic and operational goals for EME, weighted a total of 70% at target, determined based on the year-end 2012 outlook as of November 2012, is shown below.

Goal Category	Target Score	Potential Score	Actual Score
Strategic Initiatives	35	0-70	25-35
Operational and Service Excellence	25	0-50	17-23
People and Culture	10	0-20	10

Key factors contributing to the scores were:

•                  Strategic Initiatives: Transfer of Homer City assets to the owner-lessors; development of capital expenditure deferral plans and shutdown of certain coal facilities; preparation for Chapter 11 filing. Adjusted downward to reflect that EME restructuring is still in progress.

•                  Operational and Service Excellence: No significant public safety events or noncompliance events and exceeded reliability targets for wind, gas and coal fleets. Adjusted downward to reflect an unmet safety goal and an unmet goal related to hedging commodity price exposure.

•                  People and Culture: Took significant steps to maintain a positive work environment and skilled workforce despite challenges related to EME’s financial condition.

In December 2012, EME paid each NEO an incentive award equal to 100% of his or her target award. The EME Compensation Committee determined that EME’s performance against its 2012 goals would have supported bonus payments at between 109.8% and 125.8% of the target amounts, but decided to limit the incentive awards to target amounts in light of uncertainty around EME’s restructuring and the potential for a Chapter 11 filing.  Annual incentive awards for the NEOs are shown in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Long-Term Incentives

In 2012, each NEO received a long-term incentive award under the EIX 2007 Performance Incentive Plan comprised of:

50% non-qualified stock options;

25% performance shares; and

25% restricted stock units.

Because EME is an indirect wholly-owned subsidiary of EIX, these awards represented an indirect ownership interest in EIX.

The EIX Compensation Committee approved grants of stock options, performance shares, and restricted stock units to the NEOs on February 22, 2012, with a grant date of March 5, 2012. The EIX Compensation Committee also approved the award values and methodology for converting those values into the number of options, performance shares, and restricted stock units at the time of each long-term incentive grant. The number of options for an NEO was determined by dividing the option award by the grant date value of an option using a Black-Scholes Merton valuation model. As to total shareholder return (TSR) performance shares, the conversion formula involved dividing the award by the grant date value of the TSR performance shares using a Standard Monte Carlo simulation model. As to earnings per share (EPS) performance shares and restricted stock units, the respective grant date value was converted into a specific number of EPS performance shares or units, respectively, by dividing the grant date value by the closing price of a share of EIX Common Stock on the grant date. The aggregate grant date values of the NEOs’ 2012 long-term incentive awards are reflected in columns (e) and (f) of the Grants of Plan-Based Awards Table.

Stock Options

Each stock option granted may be exercised to purchase one share of EIX Common Stock at an exercise price equal to the closing price of a share of EIX Common Stock on the applicable grant date. Options vest over a four-year period, subject to continued employment, with one-fourth of each award generally vesting and becoming exercisable at the beginning of each year.

Performance Shares

Performance shares reward performance over three years against pre-established metrics. Each performance share awarded is a contractual right to receive one share of EIX Common Stock or its cash equivalent if performance and continued service vesting requirements are satisfied. The amount realized in the performance share portion of an NEO’s long-term award can range from zero to 200% of target, and depends on the performance against pre-established metrics. The performance share awards provide for reinvested dividend equivalents. For each dividend declared for which the ex-dividend date falls within the performance period and after the date of grant, the NEO will be credited with an additional number of target performance shares subject to the same terms and conditions as the original performance shares.

For performance shares granted in 2012, two metrics are used for measuring payouts, with each metric weighted 50%. One of the two performance metrics is based on the percentile ranking of EIX’s TSR for the three-year performance period compared to the TSR of each stock in EIX’s peer group for the same period. The following chart provides the percentile ranking and corresponding payout levels:

Payout Levels	TSR Ranking	Payout
Below Threshold	<25th Percentile	0
Threshold	25th Percentile	25% of Target
Target	50th Percentile	Target
Maximum	>75th Percentile	200% of Target

If EIX achieves a TSR ranking between the 25th percentile and the 50th percentile or between the 50th percentile and the 75th percentile, the number of shares paid will be interpolated on a straight-line basis with discrete intervals at every 5th percentile. For purposes of determining performance share payouts, TSR is calculated using the difference between (i) the average closing stock price for the relevant stock for the 20 trading days ending with the last NYSE trading day preceding the first day of the performance period and (ii) the average closing stock price for the relevant stock for the 20 trading days ending with the measurement date, and assumes all dividends are reinvested on the ex-dividend date.

The second performance metric for performance shares granted in 2012 is based on EIX’s three-year average annual EPS, measured against target levels. Core EPS is defined as GAAP basic EPS, excluding income or loss from discontinued operations and income or loss from significant discrete items that are not representative of ongoing earnings. The EIX Compensation Committee establishes the EPS target for each calendar year in February of that year. After the three-year performance period, the EIX Compensation Committee will certify the EPS performance multiple for each calendar year in the performance period, based on EIX’s actual EPS performance as a percentage of the EPS target for that year, in accordance with the following chart:

Performance Level	Actual EPS as % of Target EPS	EPS Performance Multiple
Below Threshold	<80%	0
Threshold	80%	0.25x
Target	100%	1.0x
Maximum	>120%	2.0x

If EIX’s EPS for a year as a percentage of target EPS is between 80% and 100% or between 100% and 120%, the EPS performance multiple will be interpolated on a straight-line basis, with discrete intervals at every 4th percentile. The EPS performance multiples achieved for each calendar year in the three-year performance period will be averaged, and the resulting average will determine the performance share payout as a multiple of target.

The performance shares generally are paid half in EIX Common Stock and half in cash having a value equal to the EIX Common Stock that otherwise would have been delivered. EIX converts a portion of the awards otherwise payable in stock to cash to the extent necessary to satisfy minimum tax withholding or any governmental levies. NEOs may elect to defer payment of the portion of performance shares payable in cash under the Executive Deferred Compensation Plan.  The performance shares granted in 2010 utilized only one metric—the TSR metric described above—except that the threshold for a payout was set as a 40th percentile TSR ranking. EIX stock performance from 2010-2012 relative to the peer group did not meet this threshold. As a result, there was no payout from the 2010 performance share grants. There was also no payout from 2006, 2007, or 2008 performance share grants. For 2012 performance share grants, the EIX Compensation Committee set the threshold for payout at a 25th percentile TSR ranking, which is in alignment with EIX’s peers according to F.W. Cook.

Restricted Stock Units

Each restricted stock unit awarded is a contractual right to receive one share of EIX Common Stock if continued service vesting requirements are satisfied. The restricted stock units for NEOs provide for reinvested dividend equivalents. For each dividend declared for which the ex-dividend date falls within the vesting period, the NEO will be credited with an additional number of restricted stock units subject to the same terms and conditions as the original restricted stock units. The restricted stock units are paid in EIX Common Stock, except EIX converts awards to cash having a value equal to the stock that otherwise would have been delivered to satisfy minimum tax withholding and governmental levies. The EIX Compensation Committee may elect to pay any restricted stock units in cash rather than shares of EIX Common Stock if and to the extent that payment in shares would exceed the applicable share limits of the EIX 2007 Performance Incentive Plan.

Post-Employment Benefits

The NEOs receive retirement benefits under qualified and non-qualified defined-benefit and defined-contribution retirement plans. Some NEOs participate in the SCE Retirement Plan (based on date of hire), and all NEOs participate in the 401(k) Savings Plan, on substantially the same terms as other participating employees.

Due to limitations imposed by ERISA and the Internal Revenue Code, the benefits payable to the NEOs under the SCE Retirement Plan and the 401(k) Plan are limited. EIX has also established an Executive Retirement Plan (the EIX Executive Retirement Plan) and the Executive Deferred Compensation Plan that permit the NEOs to receive the full amount of benefits that would be paid under the qualified plans but for such limitations, and certain additional benefits.

For descriptions of the tax-qualified and non-qualified defined benefit pension plans and the Executive Deferred Compensation Plan, see the narrative below to the “Pension Benefits” and “Non-Qualified Deferred Compensation” tables, respectively.

EIX also sponsors survivor and disability benefit plans in which the NEOs are eligible to participate.

Severance and Change in Control of EIX

The NEOs are eligible for one year’s worth of compensation and benefits if involuntarily severed without cause. Severance benefits are not offered for resignation for “good reason,” except in the event of a change in control of EIX. Severance protection is also provided for non-executive employees whose positions are eliminated.

EIX’s current executive compensation plans offer additional benefits in the event of a change in control of EIX, under which the NEOs that are senior vice presidents or above would be provided with enhanced severance benefits if their employment were actually or constructively terminated without cause within a defined period of such a change in control.

For detailed information on the estimated potential payments and benefits payable to NEOs in the event of their termination of employment, see “Potential Payments upon Termination or Change in Control of EIX” below.

Perquisites

All perquisites were eliminated for the NEOs effective January 2012.

The values of perquisites provided to each NEO in 2010 and 2011 are reported in column (i) of the “Summary Compensation Table” below, and are further described in footnote (4) to that table.

COMPENSATION COMMITTEE REPORT

The EME Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K/A. Based upon such review and discussion, the EME Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in EME’s and Midwest Generation’s 2012 Annual Report on Form 10-K.

Hugh E. Sawyer, Chair
Frederic F. Brace

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

The EME Compensation Committee was formed, and Messrs. Sawyer and Brace were elected to the EME Compensation Committee, as of October 19, 2012. No member of the EME Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the EME Compensation Committee serves or served during 2012 as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of EME’s Board of Directors or the EME Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of the NEOs for service during 2012 and, where applicable because the NEO was also an EME or Midwest Generation NEO in prior years, 2011 and/or 2010. The table below was prepared in accordance with SEC requirements. The total compensation presented below does not necessarily reflect the actual total compensation received by the NEOs. Specifically, the amounts under column (e), “Stock Awards,” do not represent the actual amounts paid to or realized by the NEOs for these awards during 2010-2012, but represent the aggregate grant date fair value of awards granted in those years for financial reporting purposes. Likewise, the amounts under column (h), “Change in Pension Value and Non-qualified Deferred Compensation Earnings,” do not reflect amounts paid to or realized by the NEOs during 2010-2012, but represent the change in the actuarial present values of the NEOs’ accumulated pension benefits based on the assumptions we use for financial reporting purposes.

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All	Total
Principal Position at EME		($)	($)	Awards	Awards	Incentive Plan	Pension	Other	($)
				(1)	(2)	Compensation	Value and	Compen-
				($)	($)	($)	Non-qualified	sation
							Deferred	(4)
							Compensation	($)
							Earnings(3)
							($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Pedro J. Pizarro	2012	470,881		456,115	456,004	332,500	386,002	66,962	2,168,463
President, EME	2011	450,000	—	362,283	362,253	345,200	289,971	79,941	1,889,648
	2010	398,125	—	277,668	277,621	368,600	241,232	58,554	1,621,800
Maria Rigatti	2012	300,340		171,734	171,675	167,860	235,418	54,094	1,101,121
SVP, CFO	2011	270,023	—	111,687	111,663	241,600	114,949	90,901	940,822
	2010	239,700	—	65,955	65,918	116,700	93,799	66,315	648,387
Andrew J. Hertneky	2012	343,109		163,201	163,156	258,980	331,777	57,090	1,317,313
SVP, Marketing & Trading	2011	328,531	—	149,434	149,401	247,800	230,832	71,117	1,177,115
	2010	310,000	—	139,541	139,502	199,500	137,448	60,817	986,807
Douglas R. McFarlan	2012	296,625		141,890	141,848	165,110	261,049	51,457	1,057,979
SVP, Public Affairs &	2011	277,018	—	125,365	125,329	244,000	217,058	78,357	1,067,127
Communications	2010	267,665	—	121,120	121,096	207,800	161,127	60,815	939,623
John C. Kennedy	2012	288,227		138,759	138,633	161,370	512,831	51,648	1,291,467
SVP, Generation	2011	255,109	—	106,145	106,114	187,000	232,432	71,068	957,868
	2010	216,045	—	60,067	60,034	114,600	265,808	46,818	763,370
Daniel D. McDevitt	2012	299,210		122,036	121,918	166,600	178,211	46,446	934,421
SVP, General Counsel	2011	276,479	—	77,195	77,140	165,500	102,594	65,135	764,044
	2010	252,272	—	70,132	70,130	131,900	81,747	85,817	691,998
Fred W. McCluskey	2012	288,610		114,639	114,542	145,450	272,659	49,875	985,775
VP, Technical Services	2011	275,723	—	90,042	90,028	204,300	215,435	59,504	935,032
	2010	268,064	—	87,435	87,394	163,600	132,149	44,422	783,064

(1)

Stock awards for EIX Common Stock consist of performance shares and restricted stock units granted under the EIX 2007 Performance Incentive Plan in the year indicated. The performance share and restricted stock unit amounts shown in this Summary Compensation Table reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. For performance shares, the value is reported as of the grant date based on the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions and methodologies used to calculate these amounts, see the discussion contained in (i) Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012 and (ii) similar footnotes for prior years when the awards were granted.

The table below shows the maximum value of performance share awards included in the Summary Compensation Table at the grant date assuming that the highest level of performance conditions will be achieved. The performance period for the 2010 performance shares ended on December 31, 2012, and EIX’s TSR relative to the peer group was below the threshold required for a payout; therefore, the actual value realized with respect to the 2010 performance shares was zero. The performance periods for the 2011 and 2012 performance shares have not ended.

Name	Maximum Performance Share Potential as of Grant Date for 2012 Awards ($)	Maximum Performance Share Potential as of Grant Date for 2011 Awards ($)	Maximum Performance Share Potential as of Grant Date for 2010 Awards ($)
Pedro J. Pizarro	456,132	362,276	277,680
Maria Rigatti	171,758	111,695	65,975
Andrew Hertneky	163,226	149,457	139,555
Douglas R. McFarlan	141,895	125,386	121,095
John C. Kennedy	138,823	106,155	60,060
Fred W. McCluskey	114,718	90,044	87,425
Daniel McDevitt	122,099	77,180	70,135

(2)

EIX Common Stock option awards consist of non-qualified stock options granted under the EIX 2007 Performance Incentive Plan in the year indicated. The option amounts shown in this Summary Compensation Table reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, see the discussion of options contained in Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012 and (ii) similar footnotes for prior years when the awards were granted.

(3)

The reported amounts include (i) interest on deferred compensation account balances considered under SEC rules to be at above-market rates, and (ii) the aggregate change in the actuarial present  value of each NEO’s accumulated benefit under the SCE Retirement Plan and the EIX Executive Retirement Plan, as reflected in the following table:

Name	2012 Interest Amounts ($)	2012 Change In Actuarial Present Value ($)

Pedro J. Pizarro	103,791	282,211
Maria Rigatti	9,142	226,276
Andrew J. Hertneky	76,543	255,234
Douglas R. McFarlan	12,471	248,578
John C. Kennedy	1,803	511,028
Daniel D. McDevitt	14,805	163,406
Fred W. McCluskey	22,339	250,320

(4)	Amounts reported for 2012 include EME contributions to the 401(k) Plan and the Executive Deferred Compensation Plan, as indicated in the table below.

Name	Plan Contributions ($)
Pedro J. Pizarro	66,962
Maria Rigatti	54,094
Andrew J. Hertneky	57,090
Douglas R. McFarlan	51,457
John C. Kennedy	51,648
Daniel D. McDevitt	46,446
Fred W. McCluskey	49,875

GRANTS OF PLAN-BASED AWARDS

The following table presents information regarding the incentive plan awards granted to the NEOs during 2012 under the EIX 2007 Performance Incentive Plan and the potential 2012 target and maximum amount of performance-based annual incentive awards payable under the EIX Executive Incentive Compensation Plan. See the CD&A above for further information regarding the terms of awards reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table and for discussions regarding NEO stock ownership guidelines, dividends paid on equity awards, and allocations between short-term and long-term compensation.

Name	Grant Date	Date of Committee Action	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(21			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)

			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	Number	Number	Number
						of Shares	of Shares	of Shares
						of Stock	of Stock	of Stock
						or Units	or Units	or Units
						(#)	(#)	(#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
EME:
Pedro J. Pizarro
Stock Options	3/5/2012	2/22/2012								87,357	43.10	456,004
TSR Performance Shares	3/5/2012	2/22/2012				450	1,800	3,600				114,030
EPS Performance Shares	3/5/2012	2/22/2012				220	2,646	5,292				114,043
Restricted Stock Units	3/5/2012	2/22/2012							5,291			228,042
Annual Incentive			N/A	332,500	665,000
Maria Rigatti
Stock Options	3/5/2012	2/22/2012								32,888	43.10	171,675
TSR Performance Shares	3/5/2012	2/22/2012				169	678	1,356				42,951
EPS Performance Shares	3/5/2012	2/22/2012				83	996	1,992				42,928
Restricted Stock Units	3/5/2012	2/22/2012							1,992			85,855
Annual Incentive			N/A	167,860	335,720
Andrew J. Hertneky
Stock Options	3/5/2012	2/22/2012								31,256	43.10	163,156
TSR Performance Shares	3/5/2012	2/22/2012				161	644	1,288				40,797
EPS Performance Shares	3/5/2012	2/22/2012				78	947	1,894				40,816
Restricted Stock Units	3/5/2012	2/22/2012							1,893			81,588
Annual Incentive			N/A	258,980	517,950

Douglas R. McFarlan
Stock Options	3/5/2012	2/22/2012								27,174	43.10	141,848
TSR Performance Shares	3/5/2012	2/22/2012				140	560	1,120				35,476
EPS Performance Shares	3/5/2012	2/22/2012				68	823	1,646				35,471
Restricted Stock Units	3/5/2012	2/22/2012							1,646			70,943
Annual Incentive			N/A	165,110	330,220
John C. Kennedy
Stock Options	3/5/2012	2/22/2012								26,558	43.10	138,633
TSR Performance Shares	3/5/2012	2/22/2012				137	548	1,096				34,716
EPS Performance Shares	3/5/2012	2/22/2012				67	805	1,610				34,696
Restricted Stock Units	3/5/2012	2/22/2012							1,609			69,348
Annual Incentive			N/A	161,370	322,740
Daniel D. McDevitt
Stock Options	3/5/2012	2/22/2012								23,356	43.10	121,918
TSR Performance Shares	3/5/2012	2/22/2012				120	482	964				30,535
EPS Performance Shares	3/5/2012	2/22/2012				59	708	1,416				30,515
Restricted Stock Units	3/5/2012	2/22/2012							1,415			60,987
Annual Incentive			N/A	166,600	333,190
Fred W. McCluskey
Stock Options	3/5/2012	2/22/2012								21,943	43.10	114,542
TSR Performance Shares	3/5/2012	2/22/2012				113	453	906				28,698
EPS Performance Shares	3/5/2012	2/22/2012				55	665	1,330				28,662
Restricted Stock Units	3/5/2012	2/22/2012							1,329			57,280
Annual Incentive			N/A	145,450	290,900

(1)  Half of each NEO’s 2012 performance share award value was granted in performance shares subject to a TSR vesting metric and the other half of the award value was granted in performance shares subject to an EPS vesting metric (both of which relate to EIX common stock). The TSR and EPS components of each NEO’s award are subject to different threshold and other vesting requirements. In order to reflect these differences, the table above reports the TSR and EPS components of each NEO’s 2012 performance share award as separate awards. See “Item 11.  Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program Elements—Long-Term Incentives” for information regarding the terms of the awards, the description of performance based vesting conditions, and the criteria for determining the amounts payable.

(2)  The amounts shown for performance shares represent the grant date fair value of the performance share awards in 2012 determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeiture. There is no guarantee that, if and when the 2012 performance awards vest, they will have this value. Assumptions used in the calculation of these amounts are referenced in footnotes (1) and (2) to the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each NEO at the end of 2012. Outstanding equity awards consist of non-qualified stock options, performance shares, and restricted stock units, all of which relate to EIX common stock. Column (d) “Equity Incentive Plan Awards” has been omitted in accordance with SEC rules because no such awards were outstanding at the end of 2012.

		Option Awards
Name	Grant Date					Stock Awards
		Number of	Number of	Option	Option	Number	Market	Equity	Equity
		Securities	Securities	Exercise	Expiration	of	Value of	Incentive	Incentive
		Underlying	Underlying	Price	Date(1)	Shares	Shares	Plan	Plan
		Unexercised	Unexercised	($)		or Units	or Units	Awards:	Awards:
		Options	Options			of Stock	of Stock	Number of	Market or
		Exercisable(1)	Unexercisable(1)			That	That	Unearned	Payout
		(#)	(#)			Have	Have	Shares,	Value
						Not	Not	Units	of
						Vested(2)	Vested(2)	or Other	Unearned
						(#)	($)	Rights That	Shares,
								Have Not	Units
								Vested(3)	or Other
								(#)	Rights That
									Have Not
									Vested(3)
									($)

(a)		(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)

Pedro J. Pizarro	3/1/2006	17,461	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	21,501	—	47.410	1/3/2017	—	—	—	—
	3/3/2008	25,196	—	49.950	1/2/2018	—	—	—	—
	6/30/2008	19,007	—	51.380	1/2/2018	—	—	—	—
	3/3/2009	—	20,586	24.840	1/2/2019	—	—	—	—
	3/3/2010	28,214	28,213	33.300	1/2/2020	4,601	207,936	—	—
	3/3/2011	15,945	47,832	37.960	1/4/2021	5,081	229,595	1,514	68,429
	3/5/2012	—	87,357	43.100		5,448	246,206	1,145	51,721

Maria Rigatti	3/1/2006	2,940	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	3,831	—	47.410	1/3/2017	—	—	—	—
	6/29/2007	1,285	—	56.120	1/3/2017	—	—	—	—
	3/3/2008	7,057	—	49.950	1/2/2018	—	—	—	—
	9/30/2008	406	—	39.900	1/2/2018	—	—	—	—
	3/3/2009	—	4,887	24.840	1/2/2019	—	—	—	—
	3/3/2010	—	6,698	33.300	1/2/2020	1,093	49,378	—	—
	3/3/2011	215	14,744	37.960	1/4/2021	1,566	70,774	467	21,097
	3/5/2012	—	32,888	43.100	1/3/2022	2,051	92,694	431	19,474

Andrew J. Hertneky	3/1/2006	7,584	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	6,658	—	47.410	1/3/2017	—	—	—	—
	3/3/2008	8,411	—	49.950	1/2/2018	—	—	—	—
	9/30/2008	225	—	39.900	1/2/2018	—	—	—	—
	3/3/2009	—	5,449	24.840	1/2/2019	—	—	—	—
	3/3/2010	1	14,176	33.300	1/2/2020	2,312	104,492	—	—
	3/3/2011	6,576	19,727	37.960	1/4/2021	2,095	94,686	625	28,230
	3/5/2012	—	31,256	43.100	1/3/2022	1,949	88,087	410	18,509

Douglas R. McFarlan	3/1/2006	3,000	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	6,331	—	47.410	1/3/2017	—	—	—	—
	3/3/2008	19,177	—	49.950	1/2/2018	—	—	—	—
	3/3/2009	—	5,000	24.840	1/2/2019	—	—	—	—
	3/3/2010	—	7,306	33.300	1/2/2020	2,008	90,726	—	—
	3/3/2011	—	11,548	37.960	1/4/2021	1,758	79,434	524	23,684
	3/5/2012	—	27,174	43.100	1/3/2022	1,695	76,593	356	16,089

John C. Kennedy	3/1/2006	1,487	—	44.295	1/4/2016	—	—	—	—
	6/29/2007	1,684	—	56.120	1/3/2017	—	—	—	—
	3/3/2008	6,548	—	49.950	1/2/2018	—	—	—	—
	3/3/2010	—	3,049	33.300	1/2/2020	996	44,989	—	—
	3/3/2011	—	9,340	37.960	1/4/2021	1,488	67,262	444	20,051
	3/5/2012	—	26,558	43.100	1/3/2022	1,657	74,872	348	15,740

Daniel D. McDevitt	3/1/2006	1,981	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	2,751	—	47.410	1/3/2017	—	—	—	—
	3/3/2008	7,484	—	49.950	1/2/2018	—	—	—	—
	3/3/2009	—	4,847	24.840	1/2/2019	—	—	—	—
	3/3/2010	3,564	7,126	33.300	1/2/2020	1,162	52,520	—	—
	3/3/2011	3,396	10,185	37.960	1/4/2021	1,083	48,931	323	14,578
	3/5/2012	—	23,356	43.100	1/3/2022	1,457	65,844	306	13,844

Fred W. McCluskey	3/1/2006	5,479	—	44.295	1/4/2016	—	—	—	—
	3/5/2007	6,304	—	47.410	1/3/2017	—	—	—	—
	3/3/2008	7,846	—	49.950	1/2/2018	—	—	—	—
	3/3/2010	—	4,440	33.300	1/2/2020	1,449	65,488	—	—
	3/3/2011	—	7,924	37.960	1/4/2021	1,263	57,062	376	17,008
	3/5/2012	—	16,457	43.100	1/3/2022	1,368	61,842	288	13,006

(1)          Subject to each NEO’s continued employment, each unvested stock option grant becomes vested in equal annual installments over a four-year vesting period, with the first installment vesting on January 2 in the year following the year in which the grant occurs and the following three installments vesting on the next three anniversaries of that date.

(2)          Subject to each NEO’s continued employment, restricted stock units become vested and payable on January 2 at the end of a three-year vesting period beginning with the year in which the grant occurs.

(3)   Subject to each NEO’s continued employment, the 2011 performance share grants become earned and vested based on EIX’s comparative TSR over a three-year performance period (2011-2013), while half of each NEO’s 2012 performance share grants become earned and vested based on EIX’s comparative TSR during the 2012-2014 performance period and the remainder become earned and vested based on EIX’s three-year (2012-2014) average annual core earnings per share, measured against target levels. The number of performance shares included for each NEO in column (i) of the table above is, for the 2011 performance share grants, the number of shares that may become earned if EIX’s TSR is at the 40th percentile of the comparison group of companies, and for the 2012 performance share grants, the number of shares that may become earned if EIX’s TSR is at the 25th percentile of the comparison group and EIX’s earnings per share are equal to 80% of the target level each year in the performance period. These are the threshold numbers of shares that may become payable (including shares added by reinvestment of dividend equivalents) for the 2011 and 2012 grants, and equal 25% of the target number of shares.

OPTION EXERCISES AND STOCK VESTED

The following table presents information regarding the exercise of stock options by NEOs and vesting of stock awards (all of which relate to EIX common stock) during 2012.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Pedro J. Pizarro	99,805	1,825,941	4,924	203,657
Maria Rigatti	29,633	467,267	1,169	48,350
Andrew Hertneky	45,851	804,096	1,304	53,933
Douglas McFarlan	53,626	252,981	2,075	85,822
John C. Kennedy	6,413	112,791	995	41,153
Daniel McDevitt	4,848	97,736	1,160	47,978
Fred W. McCluskey	13,780	181,115	1,286	53,189

(1)	The value realized on exercise of stock options equals the difference between (i) the market price of EIX Common Stock on the exercise date and (ii) the exercise price of those options.

PENSION BENEFITS

The following table presents information regarding the present value of accumulated benefits that may become payable to the NEOs under qualified and non-qualified defined-benefit pension plans.

Name	Plan Name	Number of	Present	Payments
		Years Credited	Value of	During Last
		Service(1)	Accumulated	Fiscal Year
		(#)	Benefit(1)	($)
			($)
(a)	(b)	(c)	(d)	(e)
Pedro J. Pizarro	SCE Retirement Plan	14	155,923	—
	EIX Executive Retirement Plan	14	1,895,892	—
Maria Rigatti	SCE Retirement Plan	14	—	—
	EIX Executive Retirement Plan	14	632,812	—
Andrew J. Hertneky	SCE Retirement Plan	11	22,691	—
	EIX Executive Retirement Plan	11	775,736	—
Douglas R. McFarlan	SCE Retirement Plan	13	—	—
	EIX Executive Retirement Plan	13	1,075,694	—
John C. Kennedy	SCE Retirement Plan	34	403,467	—
	EIX Executive Retirement Plan	34	1,675,703	—
Daniel D. McDevitt	SCE Retirement Plan	9	—	—
	EIX Executive Retirement Plan	9	459,315	—
Fred W. McCluskey	SCE Retirement Plan	24	276,148	—
	EIX Executive Retirement Plan	24	1,405,113	—

(1)

The years of credited service and present value of accumulated benefits are presented as of December 31, 2012. The present value of accumulated benefits assumes that each NEO retires at the later of December 31, 2012 or age 61, the youngest age at which an unreduced retirement benefit is available from the SCE Retirement Plan and the EIX Executive Retirement Plan and that benefits are paid in accordance with the terms of each plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012.

SCE RETIREMENT PLAN

The SCE Retirement Plan is a non-contributory defined-benefit pension plan subject to the provisions of ERISA. The SCE Retirement Plan was a traditional final average pay plan with a Social Security offset until April 1, 1999, when for most participants a transition to cash balance features was adopted.

EIX EXECUTIVE RETIREMENT PLAN

The EIX Executive Retirement Plan is an unfunded benefit equalization plan permitted by ERISA and was designed to allow NEOs and other employees to receive the full amount of benefits that would be paid under the SCE Retirement Plan but for limitations under ERISA and the Internal Revenue Code, and certain additional benefits. As part of the 2008 Internal Revenue Code Section 409A amendments, the EIX Executive Retirement Plan was separated into two different plan documents. The grandfathered plan document applies to benefits that were accrued, determined and vested prior to January 1, 2005, while the 2008 plan document applies to benefits that were accrued, determined or vested on or after January 1, 2005.

Eligibility and Benefit Formula

The NEOs are eligible to participate in the EIX Executive Retirement Plan. Benefits are calculated using the following formula:

1.75% x Total Compensation up to 30 years + 1% x Total Compensation for each year over 30 years.

Total Compensation is the NEO’s base salary and annual incentive award earned in the 36 consecutive months when the total of these payments was the highest (the 36 months need not be consecutive for those grandfathered in the provisions effective prior to 2008).

Because he was a senior executive prior to January 1, 2006, Mr. Pizarro receives an additional service percentage of 3/4% per year for the first ten years of service, which results in an additional 7 1/2% upon completion of ten years of service.

The actual benefit payable is reduced and offset by (i) all amounts payable under the SCE Retirement Plan described above, (ii) up to 40% of the executive’s primary Social Security benefits and (iii) the value of 401(k) Plan accounts derived from profit sharing contributions, if any.

If an NEO becomes entitled to severance benefits under the EIX 2008 Executive Severance Plan (the Severance Plan), or any successor plan, the NEO will receive additional service and age credits for purposes of calculating the NEO’s benefit under the EIX Executive Retirement Plan as described under “Potential Payments Upon Termination or Change in Control of EIX” below.

Vesting

Benefits vest under the EIX Executive Retirement Plan after five years of service, upon death or disability, or upon becoming eligible for severance benefits under the EIX Severance Plan.

Payment

Benefits that become payable under the grandfathered plan document are generally payable as follows. Upon a vested participant’s retirement at or after age 55 or death, the normal form of benefit is a life annuity with a 50% spousal survivor benefit following the death of the participant that is paid monthly (if the surviving spouse is more than five years younger than the participant, the spousal benefit will be reduced to an amount less than 50% of the pre-death benefit to account for the longer projected payout period). EME pays the full cost of this spousal survivor benefit. A contingent annuity benefit for a survivor other than a spouse is also available, but without company subsidy.

Participants may elect to receive an alternative form of benefit, such as a lump-sum payment or monthly payments over 60 or 120 months. If the participant’s employment terminates for any reason other than death, retirement, permanent and total disability, or involuntary termination not for cause, vested benefits will be paid after the participant attains age 55 in an annuity only. If a participant’s employment is terminated for cause, all benefits will be forfeited.

Benefits that become payable under the 2008 plan document are generally payable as follows. Participants have sub-accounts for each annual accrual for which the following forms of payment may be elected: single lump-sum; two to fifteen annual installments; monthly installments for 60 to 180 months; any combination of the above; a life annuity with a 50% spousal survivor benefit following the participant’s death; or a contingent annuity. Participants may elect to have their designated form of payment triggered by their retirement, death, disability or other separation from service; however, payment will not occur before a participant reaches age 55 other than in the case of death or disability.

Payments triggered by retirement, death, disability or other separation from service may begin upon the applicable triggering event, the later of the applicable triggering event and a specific month and year, or a specified number of months and/or years following the applicable triggering event; however, payments generally may not begin later than the participant’s 75th birthday unless the participant is still employed. Payments may be delayed or accelerated in accordance with the 2008 plan document if permitted or required under Section 409A of the Internal Revenue Code; if payments are delayed after the later of the applicable triggering event or age 55, interest is credited at a rate equal to that credited to cash balance accounts under the SCE Retirement Plan described above.

The annuity options available under the 2008 plan document have the same features as the annuity options available under the grandfathered plan document. Account balances payable in installments under the 2008 plan document earn interest at a rate equal to that credited to cash balance accounts under the SCE Retirement Plan described above.

The benefit formula includes benefit reductions for termination prior to age 55, or early retirement after attaining age 55 but prior to age 61, similar to the formula for the SCE Retirement Plan discussed above. If an NEO terminates prior to age 55 but with a total of 68 years of age and service, the benefit formula includes a special early retirement benefit reduction based on the SCE Retirement Plan formula for early retirement.

NON-QUALIFIED DEFERRED COMPENSATION

The following table presents information regarding the contributions to and earnings on the NEOs’ deferred compensation balances during 2012, and the total deferred amounts for the NEOs at the end of 2012. All deferrals are under the Executive Deferred Compensation Plan (EDCP).

Name(1)	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
	in Last FY(2)	in Last FY(2)	in Last FY(3)	Distributions	Last FYE
	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
Pedro J. Pizarro	286,114	23,505	205,990	—	3,442,002
Maria Rigatti	53,018	10,220	18,143	—	320,802
Andrew J. Hertneky	35,469	12,953	151,911	43,485	2,517,409
Douglas R. McFarlan	18,234	7,320	24,750	—	410,638
John C. Kennedy	28,476	7,815	3,578	21,335	71,612
Daniel D. McDevitt	44,847	2,818	29,383	—	507,992
Fred W. McCluskey	54,300	6,129	44,335	—	738,800

(1)

The balances shown represent compensation already reportable in the “Summary Compensation Table” above, except for the portion of interest not considered above-market under SEC rules. Although the compensation was earned, the officers chose not to have the compensation paid, but instead deferred it, essentially lending to EIX as unsecured general creditors, in return for interest paid at a rate commensurate with or less than EIX’s cost of capital.

(2)

The amounts reported as registrant contributions in 2012 also are included as compensation in the appropriate columns of the “Summary Compensation Table” above, or represent deferrals of dividend equivalents whose value was reportable as part of the grant date fair value of the options with which they are associated.

(3)

Only the portion of earnings on deferred compensation that is considered to be at above-market rates under SEC rules is included as compensation in column (h) of the “Summary Compensation Table” above.

Executive Deferred Compensation Plan

As part of the 2008 Internal Revenue Code Section 409A amendments, the Executive Deferred Compensation Plan was separated into two different plan documents. The grandfathered plan document applies to deferrals that were earned, determined and vested prior to January 1, 2005, while the 2008 plan document applies to deferrals that were earned, determined or vested on or after January 1, 2005.

Contributions

In 2012, each NEO was permitted to elect to defer: up to 75% of base salary; up to 100% of any annual incentive award earned (except the short-term incentive award paid in December 2012); up to 100% of any special retention, recognition, or other special cash award; and up to 100% of dividend equivalents associated with stock options granted prior to 2007, the cash portion of performance share payouts and certain other qualifying equity awards (other than stock options).

In 2012, a matching contribution was made of up to 3% of each NEO’s 2011 annual incentive award, 6% of the portion of each NEO’s base salary that is deferred and up to 6% of the portion, if any, of non-deferred salary that exceeds 401(k) Plan Internal Revenue Code limits. NEOs vest in their matching contributions and earnings thereon after five years of service, upon death or disability, or a separation from service where the NEO becomes entitled to severance benefits under the Severance Plan.

Interest

Amounts deferred (including earnings and matching contributions) accrue interest until paid. The interest crediting rate on each NEO’s account balance is the average monthly Moody’s Corporate Bond Yield for Baa Public Utility Bonds over a sixty-month period ending November 1 of the prior year. EIX established this interest rate for all plan participants, and has discretion to change the applicable interest rate on a prospective basis.

Payment of Grandfathered Benefits

Benefits under the grandfathered plan document may be deferred until a specified date, retirement, death or termination of employment. At the participant’s election, compensation deferred until retirement or death may be paid as a lump sum, in monthly installments over 60, 120, or 180 months, or in a combination of a partial lump sum and installments. Deferred compensation is paid as a single lump sum or in three annual installments upon any other termination of employment. However, if a participant’s employment is terminated without cause, the participant may elect to receive payment at such time or a later date when the participant turns age 55, and the same payment options available for retirement will generally be applicable.

Each NEO was permitted to elect at the time of deferral to receive payment of such deferral on a fixed date in accordance with procedures established under the grandfathered plan document, and deferred amounts may also be paid in connection with a change in control of EIX.

Certain amounts deferred under the grandfathered plan document may be withdrawn at any time upon the election of an NEO; however, any amounts withdrawn are subject to a 10% early withdrawal penalty. Emergency hardship withdrawals without penalty also may be permitted at EIX’s discretion.

Payment of 2008 Plan Benefits

Benefits under the 2008 plan document may be deferred until a specified date no later than the date the participant turns age 75, retirement, death, disability or other separation from service. Participants have sub-accounts for each annual deferral for which the following forms of payment may be elected: single lump-sum; two to fifteen annual installments; monthly installments for 60 to 180 months; or any combination of the above.

Payments triggered by retirement, death, disability or other separation from service may begin upon the applicable triggering event or a specified number of months and/or years following the applicable triggering event; however, payments generally may not begin later than the participant’s 75th birthday unless the participant is still employed. Payments are subject to certain administrative earliest payment date rules, and may be delayed or accelerated in accordance with the 2008 plan document if permitted or required under Section 409A of the Internal Revenue Code.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF EIX

The following plans provide benefits that may become payable to NEOs, depending on the circumstances surrounding their termination of employment. When listing the potential payments to the NEOs under the plans described below, it is assumed that the applicable triggering event (retirement or other termination of employment) occurred on December 31, 2012 and that the price per share of EIX Common Stock is equal to the closing price as of the last NYSE trading day in 2012.

2008 Executive Severance Plan

EIX provides severance benefits and change-in-control benefits to the NEOs under the 2008 Executive Severance Plan (the Severance Plan). In addition, severance benefits are provided through other plans or agreements included in the following description of severance benefits. To receive any severance benefits, an NEO must agree to release EIX and its affiliates from all claims arising out of the officer’s employment relationship and agree to certain confidentiality and non-solicitation restrictions.

Severance Benefits – No Change in Control of EIX

Under the Severance Plan, an eligible executive is generally entitled to severance benefits if his or her employment is involuntarily terminated without cause and other than due to the executive’s disability.

Severance Plan benefits payable as of December 31, 2012 upon an involuntary termination without cause include:

•

A lump sum cash payment equal to the total of (i) a year’s base salary at the highest rate in effect during the preceding 24 months, (ii) an amount equal to the executive’s base salary at the highest rate in effect during the preceding 24 months multiplied by the executive’s highest target annual incentive percentage in effect during the preceding 24 months, and (iii) an amount equal to a pro-rata portion, based on the portion of the calendar year employed prior to severance, of the executive’s base salary at the highest rate in effect during the preceding 24 months multiplied by the executive’s highest target annual incentive percentage in effect during the preceding 24 months (or such lesser pro-rata annual incentive amount payable under the terms of the 162(m) Program);

•	An additional 12 to 18 months of health benefits (unless eligible for retiree health care under the terms applicable to non-executive employees);

•	Continued participation for one year in the EIX 2008 Executive Survivor Benefit Plan described under “Survivor Benefit Plan” below;

•	Reimbursement of up to $20,000 for outplacement costs incurred within two years following separation from service; and

•	Reimbursement for educational costs up to the amount allowed under any applicable non-executive severance plan.

In addition to Severance Plan benefits, other benefits payable to an eligible executive upon an involuntary termination without cause generally include:

•	Vesting in a pro-rata portion of outstanding stock options and restricted stock units with one additional year of vesting credit applied under the award terms;

•	Vesting in a pro-rata portion of outstanding performance shares that become earned based on Company performance with one additional year of vesting credit applied under the award terms;

•	A period of up to one year to exercise any vested stock options;

•	Full vesting and an additional year of service and age credits for purposes of calculating the executive’s benefit under the EIX Executive Retirement Plan; and

•	Vesting in any unvested amounts under the Executive Deferred Compensation Plan.

In addition, if the eligible executive, after adding an extra year of age and service, would be age 65, or at least age 61 with at least 5 years of service, then:

•

performance shares and restricted stock units would vest without proration and be payable no later than under the original vesting schedule, with the performance shares subject to the performance metrics applicable to those performance shares, and

•	stock options would vest and become exercisable under the original vesting schedule and would remain exercisable for the remainder of the option term.

Severance Benefits – Change in Control of EIX

The severance benefits described above would be enhanced for each NEO who is a senior vice president or higher, if the NEO’s employment is terminated for a qualifying reason during a period that started six months before and ended two years after a change in control of EIX. Qualifying reasons are defined to include an involuntary termination of the NEO’s employment for any reason other than cause or disability, or the NEO’s voluntary termination of employment for a good reason. Except as noted below, these benefits are not triggered automatically by a change in control absent an actual or constructive termination of the NEO’s employment without cause.

Upon a qualifying termination, outstanding stock options, restricted stock units and performance shares and related dividend equivalents would become fully vested, with performance shares and related dividend equivalents only becoming earned if actual performance during the performance period results in a payout, and with stock options remaining exercisable for up to three years. Absent a qualifying termination, stock options and performance shares would continue to vest on their normal schedule unless the awards were not continued or assumed.

The EIX 2007 Performance Incentive Plan and terms and conditions of awards under the plan provide for special rules that would apply if outstanding equity awards were not continued or assumed in connection with any dissolution, sale of all or substantially all of the assets or stock, merger or reorganization, or other event where EIX is not the surviving corporation. Following such a transaction, and regardless of whether a NEO’s employment were terminated, outstanding stock options and performance shares and any related dividend equivalents would become fully vested. Options that became vested in connection with a change in control of EIX generally would be exercised prior to the change in control or “cashed-out” in connection with the change-in-control transaction.

Performance shares and related dividend equivalents would be earned based on a shortened performance period. The performance period applicable to the performance shares would be deemed to end on the day before the change in control, and performance shares would vest and become payable, if at all, based on EIX’s TSR ranking or achievement of EPS target, as applicable, during the shortened performance period. Any performance shares that became payable during the shortened performance period associated with a change in control would be paid in cash within 74 days after the change in control, and any performance shares that did not become payable would terminate for no value on the date of the change in control.

In such a change in control transaction described above, the restricted stock units would generally continue to vest and become payable according to their original vesting schedule, unless the restricted stock units are terminated in accordance with special rules under Code Section 409A, in which case they would become fully vested.

The enhanced change-in-control severance benefits for the NEOs would be:

•

Three times (for the President) or two times (for senior vice presidents) the cash severance amount payable for involuntary termination absent a change in control (except that the pro-rated annual incentive payment amount for the year of termination would not be trebled);

•	The maximum extension of health benefits permitted under COBRA (unless eligible for retiree health care under the terms applicable to non-executive employees);

•	An extension of three years (for the President) or two years (for senior vice presidents) of eligibility under the EIX 2008 Executive Survivor Benefit Plan;

•	Three years (for the President) or two times (for senior vice presidents) of service and age credits under the EIX Executive Retirement Plan; and

•	Reimbursement of up to $50,000 for outplacement costs.

Survivor Benefit Plan

The EIX 2008 Executive Survivor Benefit Plan provides beneficiaries of participants with income continuation benefits in the event of the participant’s death while employed. The after-tax benefit for senior officers such as the participating NEOs is equal to one year’s cash compensation (annual salary rate plus average annual incentive percentage). However, officers who were senior officers at any time during 2007 are generally grandfathered in an after-tax benefit equal to two times the executive’s cash compensation. Of the participating NEOs, only Mr. Pizarro is eligible for grandfathered benefits. The normal form of payment for benefits is a lump sum at the time of death.

Deferred Compensation Plans

Upon an NEO’s retirement or other termination of employment, the NEO will generally receive a payout of any non-qualified deferred compensation balances under the Executive Deferred Compensation Plan. The “Non-Qualified Deferred Compensation” table and related discussion above describe these deferred compensation balances and payment terms. In the event of involuntary termination not for cause or qualifying termination in a change in control of EIX, unvested amounts derived from EIX contributions would vest.

The Executive Deferred Compensation Plan provides that, if a participant eligible to participate in the plan prior to January 1, 2009 dies within ten years of initial eligibility to participate in the plan, the account balance will be doubled and paid out on the schedule previously elected by the participant.

SCE Retirement Plan and EIX Executive Retirement Plan

In connection with an NEO’s termination of employment, the NEO will generally receive a payout of his or her vested retirement benefits under the SCE Retirement Plan and the EIX Executive Retirement Plan. The “Pension Benefits” table and related discussion above describe these retirement payments and associated survivor benefits.

Summary of Potential Payments upon Termination or Change in Control of EIX

The following table presents the estimated payments and benefits that would have been payable to the NEOs as of December 31, 2012 in the event of:

•	Involuntary termination of employment without cause (severance);

•	Separation due to a change in control of EIX (including enhanced severance for senior vice presidents and above); and

•	Separation due to death.

The value shown does not include benefits that would have been payable to the NEO if the triggering event had not occurred.

Name	Severance ($)	Enhanced Change in Control Severance(1) ($)	Death(2) ($)
Pedro J. Pizarro
Lump sum cash	1,140,000	2,755,000
Health care coverage	14,897	22,346
Retirement plan benefits(4)	115,780	347,339
Equity acceleration	812,765	1,127,221
Reimbursable expenses(5)	30,000	60,000
Survivor benefits(6)	—	—	2,739,377

Maria Rigatti
Lump sum cash	640,920	1,113,980
Health care coverage(3)	9,431	14,147
Retirement plan benefits(4)	68,528	136,937
Equity acceleration	285,144	393,705
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	1,604,817

Andrew J. Hertneky
Lump sum cash	863,250	1,467,525
Health care coverage(3)	16,507	24,760
Retirement plan benefits(4)	101,682	203,506
Equity acceleration	368,499	488,893
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	2,049,953

Douglas R. McFarlan
Lump sum cash	630,420	1,095,730
Health care coverage(3)	14,897	22,346
Retirement plan benefits(4)	105,320	210,641
Equity acceleration	289,864	392,720
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	1,578,526

John C. Kennedy
Lump sum cash	616,140	1,070,910
Health care coverage	9,431	14,147
Retirement plan benefits(4)	71,192	142,242
Equity acceleration(7)	226,044	320,054
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	1,542,770

Daniel D. McDevitt
Lump sum cash	636,090	1,105,585
Health care coverage(3)	16,507	24,760
Retirement plan benefits(4)	67,939	135,877
Equity acceleration	215,485	294,095
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	1,592,723

Fred W. McCluskey
Lump sum cash	581,800	581,800
Health care coverage	14,897	14,897
Retirement plan benefits(4)	83,793	83,793
Equity acceleration	194,452	194,452
Reimbursable expenses(5)	30,000	30,000
Survivor benefits(6)	—	—	1,480,282

(1)             The benefits in the table for a hypothetical change-in-control severance would be in lieu of (not in addition to) the severance benefits as disclosed for an involuntary termination without cause.

(2)             No benefits would be payable under the Survivor Benefit Plan if an NEO died following termination of employment. The amounts listed assume that all benefits would be paid in a lump sum following death.

(3)             Mr. Hertneky, Mr. Kennedy and Mr. McFarlan would have been eligible for retiree health care benefits if they retired regardless of whether they were eligible to receive severance benefits. Mr. McCluskey would have become eligible for retiree health care benefits as a result of eligibility for severance benefits.

(4)             Includes the actuarial value of additional years of age and service credit under the EIX Executive Retirement Plan and the value of EIX contributions under the Executive Deferred Compensation Plan that vest due to severance.

(5)             Includes outplacement costs.

(6)             Includes the value of NEO benefits under the EIX 2008 Executive Survivor Benefit Plan.

DIRECTOR COMPENSATION

The following table presents information regarding the compensation paid during 2012 to EME’s non-employee Directors, who were elected on July 10, 2012. The compensation paid to any Director who is also an employee is presented in the “Summary Compensation Table” and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Total ($)
(a)	(b)	(c)
Frederic F. Brace	100,000	100,000
Hugh E. Sawyer	100,000	100,000

Annual Retainer and Meeting Fees

Compensation for non-employee directors during 2012 consisted of an annual retainer, paid in monthly installments. In January 2013, the compensation arrangements were modified to include fees for attending meetings and a per diem fee for each day on which other service is rendered. The following table sets forth the current retainers and meeting fees:

Type of Fee	Amount
Annual Board Retainer:	200,000
Each Board or Board committee meeting	5,000

Per diem	6,000

Directors receive only one meeting fee in the event that a Board is held jointly or consecutively with a Board committee meeting, and for joint meetings of more than one committee.

All directors are also reimbursed for out-of-pocket expenses incurred for serving as directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN SHAREHOLDERS

EIX is EME’s ultimate parent and indirectly owns 100% of the stock of EME and 100% of the membership interests of Midwest Generation. Information regarding the security ownership of certain beneficial owners of EIX’s voting securities is contained in the EIX Notice of 2013 Annual Meeting and Joint Proxy Statement dated March 15, 2013.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the number of shares of EIX Common Stock beneficially owned as of March 31, 2013, except as otherwise indicated, by each of our directors, each individual named in the EIX and SCE Summary Compensation Tables, and our directors and executive officers as a group. None of the persons included in the table beneficially owns any other equity securities of EIX or its subsidiaries. The table includes shares that the individual has a right to acquire through April 19, 2013.

Name of Beneficial Owner	Stock Options	Common Stock Shares	Total Shares Beneficially Owned(1)
Frederic F. Brace	—	—	—
Hugh E. Sawyer	—	—	—
Pedro J. Pizarro	65,704	—	65,704
Andrew J. Hertneky	30,692	734	31,426
John C. Kennedy	1,684	3,941	5,625
Fred W. McCluskey	—	—	—
Daniel D. McDevitt	18,055	1,302	19,357
Douglas McFarlan	21,177	—	21,177
Maria Rigatti	1,285	10,370	11,655
Jenene J. Wilson	81,325	10,257	91,582

EME Directors and Executive Officers as a Group (10 individuals)	219,922	26,604	246,526
Midwest Generation Directors and Executive Officers as a Group (5 individuals)	42,201	15,613	57,814

(1) Includes shares listed in the two columns to the left. All EME Directors and Executive Officers as a group own less than 1% of the outstanding shares of EIX Common Stock.

CHANGES IN CONTROL

Pursuant to a Transaction Support Agreement entered into on December 16, 2012 between EIX, EME and certain of EME’s unsecured noteholders (the Support Agreement), EME may seek authority to enter into a settlement transaction under which EIX would cease to own EME when EME emerges from Chapter 11 protection pursuant to a plan of reorganization. See “Item 8. Combined Notes to Consolidated Financial Statements--Note 16. Restructuring Activities” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012 for information about the Support Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Since January 1 2012, no director or executive officer of EME or Midwest Generation has had a direct or indirect interest in any transactions or potential transactions with EME, Midwest Generation, or any subsidiary of either of them. Related party transactions with directors and executive officers are generally reviewed by EME’s board of directors, although EME and Midwest Generation have not historically had formal policies and procedures regarding the review and approval of related party transactions. See “Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012 for information about transactions involving EME and Midwest Generation’s parent companies and “Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2012 for information about the Support Agreement.

DIRECTOR INDEPENDENCE

EME’s board is currently comprised of three directors: Pedro J. Pizarro, who is employed by EME, Frederic F. Brace and Hugh E. Sawyer. Midwest Generation’s board is currently comprised of three managers, all of whom are employed by EME: Daniel D. McDevitt, Douglas R. McFarlan, and Maria Rigatti. Of these individuals, only Mr. Brace and Mr. Sawyer would qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market LLC Listing Rules (the Nasdaq Listing Rules). Under the Nasdaq Listing Rules, each of EME and Midwest Generation would be considered a “controlled company” because more than 50% of its voting power is held by a single person. Accordingly, even if EME or Midwest Generation were a listed company on Nasdaq, it would not be required by Nasdaq Listing Rules to maintain a majority of independent directors on its board, nor would it be required by Nasdaq Listing Rules to maintain a Compensation Committee or Nomination Committee comprised entirely independent directors. No members of management serve on any EME board committees.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents have been filed as part of this report or, where noted, incorporated by reference:

(a)          (1) List of Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

(2)          List of Financial Statement Schedules

The following financial statement schedules are included in this report:

Page

Edison Mission Energy

Schedule I—Condensed Financial Information of Parent	0

Schedule II—Valuation and Qualifying Accounts	0

Midwest Generation

Schedule II—Valuation and Qualifying Accounts	0

All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)          List of Exhibits

The exhibit list below is incorporated herein by reference as the list of exhibits required as part of this report.

The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

EME and Midwest Generation acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, they are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Number	Description	Edison Mission Energy	Midwest Generation

2.1

Asset Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company, NGE Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc., incorporated by reference to Exhibit 2.4 to Edison Mission Energy’s Form 10-K for the year ended December 31, 1998.

x

2.2

Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy’s Form 10-K for the year ended December 31, 1998.

		x	x

2.3

Purchase Agreement, dated July 20, 2004, between Edison Mission Energy and Origin Energy New Zealand Limited, incorporated by reference to Exhibit 2.1 to Edison Mission Energy’s Form 8-K filed October 4, 2004.

x

2.4

Purchase Agreement, dated July 29, 2004, by and among Edison Mission Energy, IPM Eagle LLP, International Power plc, Mitsui & Co., Ltd. and the other sellers on the signature page thereto, incorporated by reference to Exhibit 2.1 to Edison Mission Energy’s Form 10-Q for the quarter ended September 30, 2004.

x

3.1	Certificate of Incorporation of Edison Mission Energy, dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy’s Form 8-K filed October 29, 2001.	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation

3.1.1

Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated May 4, 2004, incorporated by reference to Exhibit 3.1.1 to Edison Mission Energy’s Form 10-Q for the quarter ended March 31, 2004.

x

3.1.2

Certificate of Amendment to the Certificate of Incorporation of Edison Mission Energy, dated August 8, 2007, incorporated by reference to Exhibit 3.1.2 to Edison Mission Energy’s Form 10-Q for the quarter ended June 30, 2007.

x

3.2*	Amended By-Laws of Edison Mission Energy, dated March 12, 2013, incorporated by reference to Exhibit 3.2 to Edison Mission Energy’s Form 8-K filed July 16, 2012.	x

3.3

Limited Liability Company Agreement of Midwest Generation, LLC, effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

3.4

Certificate of Formation of Midwest Generation, LLC, dated as of July 9, 1999, incorporated by reference to Exhibit 3.4 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.1

Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Energy’s Form 8-K filed May 10, 2007.

x

4.1.1

First Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.1 to Edison Mission Energy’s Form 8-K filed May 10, 2007.

x

4.1.2

Second Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.2 to Edison Mission Energy’s Form 8-K filed May 10, 2007.

x

4.1.3

Third Supplemental Indenture, dated as of May 7, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.3 to Edison Mission Energy’s Form 8-K filed May 10, 2007.

x

4.1.4

Fourth Supplemental Indenture, dated as of August 22, 2007, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of May 7, 2007, incorporated by reference to Exhibit 4.1.4 to Edison Mission Energy’s Form S-4 filed September 10, 2007.

x

4.2

Second Supplemental Indenture, dated as of April 30, 2007, between Edison Mission Energy and The Bank of New York, as trustee, supplementing the Indenture, dated as of June 28, 1999, pursuant to which Edison Mission Energy’s 7.73% Senior Notes due 2009 were issued, incorporated by reference to Exhibit 4.1 to Edison Mission Energy’s Form 8-K filed May 1, 2007.

x

4.3

Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Edison Mission Energy’s Form 8-K filed June 8, 2006.

x

4.3.1

First Supplemental Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of June 6, 2006, incorporated by reference to Exhibit 4.1.1 to Edison Mission Energy’s Form 8-K filed June 8, 2006.

x

4.3.2

Second Supplemental Indenture, dated as of June 6, 2006, between Edison Mission Energy and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture, dated as of June 6, 2006, incorporated by reference to Exhibit 4.1.2 to Edison Mission Energy’s Form 8-K filed June 8, 2006.

x

4.4

Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.9 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation

4.4.1

Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.4 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.5

Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.5.1

Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.10.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.6

Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.12 to Edison Mission Energy’s and Midwest Generation LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.6.1

Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.7

Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.13 to Edison Mission Energy’s and Midwest Generation LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.7.1

Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.7 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

		x	x

4.8

Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2000.

		x	x

4.8.1

Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2000.

		x	x

4.9

Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass-Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.10

Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass-Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.11

Form of 8.30% Pass-Through Certificate, Series A (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation

4.12

Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.13

Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Powerton Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.13.1

Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.14

Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Joliet Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.6 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.14.1

Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.14 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.15

Facility Lease Agreement (T1), dated as of August 17, 2000, by and between Powerton Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.7 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.15.1

Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.15 hereto, incorporated by reference to Exhibit 4.7.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.16

Facility Lease Agreement (T1), dated as of August 17, 2000, by and between, Joliet Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.8 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

4.16.1

Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.16 hereto, incorporated by reference to Exhibit 4.8.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

10.1

Transaction Support Agreement, dated as of December 16, 2012, by and among Edison Mission Energy, Edison International and the Noteholders thereto, incorporated by reference to Exhibit 10.1 to Edison Mission Energy Form 8-K filed December 17, 2012.

x

10.2†

Purchase & Reservation Agreement, dated as of June 4, 2007, between Edison Mission Energy and Suzlon Wind Energy Corporation, incorporated by reference to Exhibit 10.1 to Edison Mission Energy’s Form 10-Q for the quarter ended June 30, 2007.

x

10.3†

Supply Agreement, dated as of March 28, 2007, between Edison Mission Energy and Mitsubishi Power Systems Americas, Inc., incorporated by reference to Exhibit 10.1 to Edison Mission Energy’s Form 10-Q for the quarter ended March 31, 2007.

x

10.4

Guarantee, dated August 1, 1998, between Edison Mission Energy, Pennsylvania Electric Company, NGE Generation, Inc. and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy’s Form 10-K for the year ended December 31, 1998.

x

10.5

Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy’s Form 10-Q for the quarter ended March 31, 2004.

x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation

10.6

Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy’s Form 10-Q for the quarter ended March 31, 2004.

x

10.7

Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

10.8

Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

10.8.1

Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy’s and Midwest Generation, LLC’s Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

x

10.9

Forbearance Agreement, dated as of December 16, 2012, by and among Midwest Generation and certain owner lessors, owner lessors’ equity owners, and holders of outstanding pass-through certificates, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC’s Form 8-K filed December 21, 2012.

x

10.10

Amended and Restated Tax Allocation Agreement, dated February 13, 2012, by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.11 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2011.

x

10.10.1

Modification No. 1 to Tax Allocation Agreement (modifying Amended and Restated Tax Allocation Agreement listed as Exhibit 10.10 herein), dated November 15, 2012 by and between Mission Energy Holding Company and Edison Mission Energy, incorporated by reference to Exhibit 10.1 to Edison Mission Energy’s Form 8-K filed November 21, 2012.

x

10.11

Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties, incorporated by reference to Exhibit 10.12 to Edison Mission Energy’s Form 10-K for the year ended December 31, 2011.

x

10.12

Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC’s Form 10-Q for the quarter ended September 30, 2002.

x

10.13

Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC’s Form 10-Q for the quarter ended March 31, 2004.

x

10.14

Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC’s Form 10-Q for the quarter ended March 31, 2004.

x

10.15

Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC’s Form 10-Q for the quarter ended March 31, 2004.

x

10.16	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to Item 601(b)(10)(c)(6) of Regulation S-K.	x	x

21.1**	Subsidiaries of Edison Mission Energy	x

21.2**	Subsidiaries of Midwest Generation, LLC		x

31.1*	Certification of the Edison Mission Energy President pursuant to Section 302 of the Sarbanes-Oxley Act.	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
31.2*	Certification of the Edison Mission Energy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	x

31.3*	Certification of the Midwest Generation, LLC President pursuant to Section 302 of the Sarbanes-Oxley Act.		x

31.4*	Certification of the Midwest Generation, LLC Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.		x

32.1*	Statement Pursuant to 18 U.S.C. Section 1350 for Edison Mission Energy.	x

32.2*	Statement Pursuant to 18 U.S.C. Section 1350 for Midwest Generation, LLC.		x

95**	Mine Safety Disclosures	x

101**

Financial statements from the annual report on Form 10-K of Edison Mission Energy and Midwest Generation, LLC for the year ended December 31, 2012, filed on March 15, 2013, formatted in XBRL: (i) Edison Mission Energy Consolidated Statements of Operations, (ii) Edison Mission Energy Consolidated Statements of Comprehensive Income (Loss), (iii) Edison Mission Energy Consolidated Balance Sheets, (iv) Edison Mission Energy Consolidated Statements of Total Equity, (v) Edison Mission Energy Consolidated Statements of Cash Flows, (vi) Midwest Generation, LLC Consolidated Statements of Operations, (vii) Midwest Generation, LLC Consolidated Statements of Comprehensive Income (Loss), (viii) Midwest Generation, LLC Consolidated Balance Sheets, (ix) Midwest Generation Consolidated Statements of Member’s Equity, (x) Midwest Generation Consolidated Statements of Cash Flows, and (xi) the Combined Notes to Consolidated Financial Statements.

		x	x

*                  Filed herewith.

**            Filed on March 18, 2013.

†                  Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer

Date:	April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro J. Pizarro
Pedro J. Pizarro	Director and President (Principal Executive Officer)	April 26, 2013

/s/ Maria Rigatti
Maria Rigatti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2013

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	April 26, 2013

/s/ Frederic F. Brace
Frederic F. Brace	Director	April 26, 2013

/s/ Hugh E. Sawyer
Hugh E. Sawyer	Director	April 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President
Date:	April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	April 26, 2013

/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	April 26, 2013

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	April 26, 2013

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Manager and Vice President	April 26, 2013