Form 10-Q
period 2013-09-30
EDISON MISSION ENERGY; MIDWEST GENERATION LLC
filed 2013-11-08
CIK 930835, 1134016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Number of shares outstanding of Edison Mission Energy's Common Stock as of November 8, 2013: 100 shares (all shares held by an affiliate of Edison Mission Energy).
This combined Form 10-Q is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

i

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Acquisition Agreement	a sale of certain assets of EME to NRG pursuant to an Asset Purchase Agreement
Adjusted EBITDA	adjusted earnings before interest, taxes, depreciation and amortization
Ambit	American Bituminous Power Partners, L.P. or its waste coal facility
AOCI	accumulated other comprehensive income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
bcf	billion cubic feet
Big 4 Projects	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Certificate Holders	certain of the holders of the pass-through certificates of Midwest Generation's lessor debt
Chapter 11 Cases	Initial Debtors' chapter 11 cases and the Homer City Debtors chapter 11 cases, collectively
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
Debtor Entities	collectively 19 debtors composed of the Initial Debtors and the Homer City Debtors
EIX	Edison International
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Homer City Debtors	three additional EME subsidiaries that filed during the second quarter 2013
Initial Debtors	EME and 16 of its wholly owned subsidiaries, including Midwest Generation
ISO(s)	independent system operator(s)

v

Lehman Brothers	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRG	NRG Energy, Inc.
NRG Sale
Sale of substantially all of EME's assets, including its equity interest in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc., upon Bankruptcy Court confirmation and consummation of a plan of reorganization

NSR	New Source Review
NYISO	New York Independent System Operator
OCI	other comprehensive income (loss)
PJM	PJM Interconnection, LLC
Powerton and Joliet Cure Amount	Payment of cure amount as set forth in Asset Purchase Agreement
Powerton and Joliet Sale Leaseback	a sale leaseback transaction for the Powerton Station and Units 7 and 8 of the Joliet Station with third-party lessors in August 2000
PRB	Powder River Basin
PSA	Plan Sponsor Agreement
PSD	Prevention of Significant Deterioration
Purchaser	NRG Energy Holdings Inc., a wholly owned subsidiary of NRG
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among EME, Edison International, and certain holders of EME's senior unsecured notes
US EPA	United States Environmental Protection Agency
US Treasury Grant(s)	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

EXPLANATORY NOTE
This quarterly report combines the quarterly reports on Form 10-Q for the three- and nine-month periods ended September 30, 2013 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation).
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
As of the date of this filing, EME and 19 of its wholly owned subsidiaries, including Midwest Generation, have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). Information on the cases, including each item filed on the docket, is available at www.edisonmissionrestructuring.com. The information set forth on this web site shall not be deemed to be a part of, or incorporated by reference into, EME's and Midwest Generation's quarterly report on Form 10-Q.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues	$385	$340	$1,007	$1,007
Operating Expenses
Fuel	151	187	433	458
Plant operations	89	105	296	389
Plant operating leases	19	19	56	56
Depreciation and amortization	71	66	209	202
Asset impairments and other charges	462	1	462	5
Administrative and general	24	33	92	114
Total operating expenses	816	411	1,548	1,224
Operating loss	(431)	(71)	(541)	(217)
Other Income (Expense)
Equity in income from unconsolidated affiliates	31	25	43	42
Dividend income	6	1	6	12
Interest expense, net	(26)	(82)	(64)	(252)
Loss on early extinguishment of debt	(3)	—	(3)	—
Other income, net	3	1	3	1
Total other income (expense)	11	(55)	(15)	(197)
Loss from continuing operations before reorganization items and income taxes	(420)	(126)	(556)	(414)
Reorganization items, net	24	7	99	9
Provision (benefit) for income taxes	3	(47)	(25)	(204)
Loss From Continuing Operations	(447)	(86)	(630)	(219)
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 14)	(1)	(76)	16	(129)
Net Loss	(448)	(162)	(614)	(348)
Net Income Attributable to Noncontrolling Interests (Note 3)	(7)	(5)	(21)	(12)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(455)	$(167)	$(635)	$(360)
Amounts Attributable to Edison Mission Energy Common Shareholder
Loss from continuing operations, net of tax	$(454)	$(91)	$(651)	$(231)
Income (loss) from discontinued operations, net of tax	(1)	(76)	16	(129)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(455)	$(167)	$(635)	$(360)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Loss	$(448)	$(162)	$(614)	$(348)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Unamortized prior service cost on terminated plan, net of tax	—	—	(2)	—
Net gain adjustment, net of tax	—	—	—	1
Amortization of net loss and prior service adjustment included in expense, net of tax	1	2	3	3
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $(1) and $(11) for the three months and $13 and $(13) for the nine months ended September 30, 2013 and 2012, respectively	(4)	(16)	23	(19)
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(1) and $(1) for the three months and $(2) and $12 for the nine months ended September 30, 2013 and 2012, respectively	3	1	5	(19)
Other comprehensive income (loss), net of tax	—	(13)	29	(34)
Comprehensive Loss	(448)	(175)	(585)	(382)
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(5)	(21)	(12)
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(455)	$(180)	$(606)	$(394)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,138	$888
Accounts receivable—trade	81	73
Receivables from affiliates	6	8
Inventory	121	175
Derivative assets	35	53
Restricted cash and cash equivalents	15	11
Margin and collateral deposits	85	61
Prepaid expenses and other	44	54
Total current assets	1,525	1,323
Investments in Unconsolidated Affiliates	543	534
Property, Plant and Equipment, less accumulated depreciation of $1,275 and $1,431 at respective dates	3,934	4,516
Other Assets
Deferred financing costs	35	44
Long-term derivative assets	21	37
Restricted deposits	103	102
Rent payments in excess of levelized rent expense under plant operating leases	799	836
Other long-term assets	94	128
Total other assets	1,052	1,147
Total Assets	$7,054	$7,520

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts, unaudited)

	September 30, 2013	December 31, 2012
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$26	$29
Payables to affiliates	32	34
Accrued liabilities and other	83	67
Interest payable	7	1
Current portion of long-term debt	90	307
Short-term debt	—	382
Total current liabilities	238	820
Liabilities subject to compromise	3,979	3,959
Long-term debt net of current portion	1,433	749
Deferred taxes and tax credits, net (Note 7)	53	81
Deferred revenues	513	533
Long-term derivative liabilities	69	118
Other long-term liabilities	510	528
Total Liabilities	6,795	6,788
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,137	1,095
Retained deficit	(1,225)	(577)
Accumulated other comprehensive loss	(109)	(138)
Total Edison Mission Energy common shareholder's equity	(133)	444
Noncontrolling Interests	392	288
Total Equity	259	732
Total Liabilities and Equity	$7,054	$7,520

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(614)	$(348)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Non-cash reorganization items, net	45	—
Equity in income from unconsolidated affiliates	(43)	(42)
Distributions from unconsolidated affiliates	26	15
Mark to market on interest rate swaps	(6)	—
Depreciation and amortization	225	219
Deferred taxes and tax credits	(13)	(215)
Asset impairments and other charges	462	5
Loss on early extinguishment of debt	3	—
Proceeds from US Treasury Grants	—	44
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(24)	(38)
Increase in receivables	(6)	(38)
Decrease (increase) in inventory	54	(2)
Decrease (increase) in prepaid expenses and other	5	(16)
Increase in restricted cash and cash equivalents	(5)	(2)
Decrease (increase) in rent payments in excess of levelized rent expense	37	(95)
Increase in payables, other current liabilities and liabilities subject to compromise	30	35
Decrease (increase) in derivative assets and liabilities, net	35	(9)
Decrease (increase) in other operating—assets	2	(3)
Decrease in other operating—liabilities	(42)	(45)
Operating cash flows from continuing operations	171	(535)
Operating cash flows from discontinued operations, net	(2)	(5)
Net cash provided by (used in) operating activities	169	(540)
Cash Flows From Financing Activities
Cash contributions from noncontrolling interests	94	242
Borrowings under short-term debt	—	21
Borrowings under long-term debt	171	154
Payments on debt	(92)	(31)
Cash contribution from EIX related to the tax-allocation agreements	6	—
Cash dividends to noncontrolling interests	(11)	(14)
Payments to affiliates related to stock-based awards	(13)	(14)
Excess tax benefits related to stock-based exercises	2	3
Financing costs	(6)	(7)
Net cash provided by financing activities from continuing operations	151	354
Cash Flows From Investing Activities
Capital expenditures	(91)	(266)
Proceeds from sale of assets	4	1
Proceeds from return of capital and loan repayments from unconsolidated affiliates	11	7
Proceeds from settlement of insurance claims	2	1
Cash settlement with turbine manufacturer	5	—
Investments in and loans to unconsolidated affiliates	(3)	—
Increase in restricted deposits and restricted cash and cash equivalents	—	(76)
Investments in other assets	—	(9)
Investing cash flows from continuing operations	(72)	(342)
Investing cash flows from discontinued operations, net	—	(19)
Net cash used in investing activities	(72)	(361)
Net increase (decrease) in cash and cash equivalents from continuing operations	250	(523)
Cash and cash equivalents at beginning of period from continuing operations	888	1,221
Cash and cash equivalents at end of period from continuing operations	1,138	698
Net decrease in cash and cash equivalents from discontinued operations	(2)	(24)
Cash and cash equivalents at beginning of period from discontinued operations	2	79
Cash and cash equivalents at end of period from discontinued operations	$—	$55

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues from Marketing Affiliate	$232	$253	$614	$699
Operating Expenses
Fuel	146	183	413	443
Plant operations	49	73	190	302
Depreciation and amortization	32	32	95	96
Asset impairments and other charges	465	1	465	5
Administrative and general	3	3	14	13
Total operating expenses	695	292	1,177	859
Operating loss	(463)	(39)	(563)	(160)
Other Income (Expense)
Interest and other income	—	28	—	83
Interest expense	(4)	(8)	(17)	(25)
Total other income (expense)	(4)	20	(17)	58
Loss before reorganization items and income taxes	(467)	(19)	(580)	(102)
Reorganization items, net	5	—	39	—
Benefit for income taxes	(1)	(7)	—	(39)
Net Loss	$(471)	$(12)	$(619)	$(63)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Loss	$(471)	$(12)	$(619)	$(63)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	—	(11)	—	(11)
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expense, net of tax	1	1	2	2
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $0 and $(5) for the three months and $(1) and $3 for the nine months ended September 30, 2013 and 2012, respectively	1	(10)	(1)	2
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(2) and $1 for the three months and $(2) and $13 for the nine months ended September 30, 2013 and 2012, respectively	1	—	2	(19)
Other comprehensive income (loss), net of tax	3	(20)	3	(26)
Comprehensive Loss	$(468)	$(32)	$(616)	$(89)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$120	$95
Due from affiliates, net (Note 1)	38	40
Inventory	102	165
Interest receivable from affiliate, net (Note 1)	—	—
Derivative assets	1	2
Other current assets	20	20
Total current assets	281	322
Property, Plant and Equipment, less accumulated depreciation of $992 and $1,260 at respective dates	1,542	2,078
Notes receivable from affiliate, net (Note 1)	—	—
Other long-term assets	10	28
Total Assets	$1,833	$2,428
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$6	$10
Accrued liabilities	29	18
Due to affiliates	4	3
Interest payable	6	1
Derivative liabilities	2	3
Current portion of lease financings	—	6
Total current liabilities	47	41
Liabilities subject to compromise	542	529
Deferred taxes, net (Note 7)	—	—
Benefit plans and other long-term liabilities	194	192
Total Liabilities	783	762
Commitments and Contingencies (Notes 6, 9 and 10)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,405	3,405
Retained deficit	(2,308)	(1,689)
Accumulated other comprehensive loss	(47)	(50)
Total Member's Equity	1,050	1,666
Total Liabilities and Member's Equity	$1,833	$2,428

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(619)	$(63)
Adjustments to reconcile loss to net cash provided by operating activities:
Non-cash reorganization items, net	27	—
Depreciation and amortization	95	96
Deferred taxes and tax credits	(2)	(29)
Asset impairments and other charges	465	5
Changes in operating assets and liabilities:
Decrease in due to/from affiliates, net	3	70
Decrease (increase) in inventory	63	(2)
Increase in other current assets	(3)	(5)
Increase (decrease) in accounts payable, other current liabilities and liabilities subject to compromise	3	(9)
Increase (decrease) in interest payable	5	(12)
Decrease in derivative assets and liabilities, net	2	5
Increase in other operating - liabilities	7	1
Net cash provided by operating activities	46	57
Cash Flows From Financing Activities
Repayments of lease financing	(6)	(116)
Net cash used in financing activities	(6)	(116)
Cash Flows From Investing Activities
Capital expenditures	(17)	(24)
Proceeds from sale of assets	1	—
Proceeds from settlement of insurance claims	—	1
Decrease (increase) in restricted deposits and restricted cash and cash equivalents	1	(1)
Repayment of loan from affiliate	—	12
Net cash used in investing activities	(15)	(12)
Net increase (decrease) in cash and cash equivalents	25	(71)
Cash and cash equivalents at beginning of period	95	213
Cash and cash equivalents at end of period	$120	$142

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
MIDWEST GENERATION, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (EME and Midwest Generation, except as noted)
Chapter 11 Cases
In order to preserve liquidity, on December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company, and Western Sierra Energy Company (the Initial Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 2, 2013, 3 additional EME subsidiaries, EME Homer City Generation L.P. (Homer City), Homer City Property Holdings Inc., and Edison Mission Finance Company (collectively, the Homer City Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Initial Debtors' chapter 11 cases and the Homer City Debtors' chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Initial Debtors and the Homer City Debtors are collectively referred to as the Debtor Entities.
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
The factors that caused EME and Midwest Generation to seek relief under Chapter 11, including low realized energy and capacity prices, high fuel costs and low generation, combined with capital requirements associated with retrofitting the Midwest Generation plants to comply with governmental regulations continue to exist. As a result of these factors and based on further analysis of its capital allocation strategy, EME and Midwest Generation recorded an impairment charge of $464 million related to its Will County Station. However, this impairment does not constitute a decision on further operations of this station, including capital investments necessary to comply with state and federal environmental regulations. For additional information, see Note 13—Impairment of Long-Lived Assets.
The Bankruptcy Court established June 17, 2013 and October 29, 2013 as the bar date for filing proofs of claim against the Initial Debtors and Homer City Debtors estates, respectively. The differences between amounts recorded by the Debtor Entities and the proofs of claims filed by creditors are investigated and resolved through the claims resolution process. This process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. For additional discussion, see Note 15—Restructuring Activities—Claims.
On December 16, 2012, EME, Edison International (EIX), and certain of EME’s senior unsecured noteholders entered into a Transaction Support Agreement (the Support Agreement) pursuant to which EME, EIX and the signing noteholders (the Noteholders) agreed to support approval of certain transactions by the Bankruptcy Court. On July 25, 2013, 98.02% of the Noteholders terminated the Support Agreement, stating that, among other things, certain Required Consenting Noteholder Termination Events under Section 8 of the Support Agreement had occurred.
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. EME, Midwest Generation, the owner-lessors, and certain of the holders of the pass-through certificates of Midwest Generation's lessor debt (the Certificate Holders) have been engaged in ongoing discussions regarding the ultimate disposition of the leases. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013 and to pay certain professional fees for the owner-lessors and Certificate Holders in exchange for an extension of the deadline to assume or reject the Powerton and Joliet leases and the agreement of the Certificate Holders to forbear and to direct the lease indenture trustee and pass-through trustee to forbear from seeking payment of any administrative claim for rent under the Powerton and Joliet leases (except the monthly partial rental payments of $3.75 million under the agreement) before the earlier of the effective date of a chapter 11 plan for Midwest Generation or a sale of substantially all of the assets of Midwest Generation. The parties filed a motion detailing the terms of this agreement and the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until December 31, 2013.
The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For additional information, see Note 5—Debt and Credit Agreements and Note 9—Commitments and Contingencies—Lease Commitments—Powerton and Joliet Sale Leaseback.
On October 18, 2013, EME and its debtor subsidiaries, including Midwest Generation, entered into various agreements that, upon completion, would ultimately implement a reorganization of the Debtor Entities through a sale of substantially all of EME’s assets, including its equity interests in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc., upon Bankruptcy Court confirmation and consummation of a plan of reorganization (the NRG Sale). Midwest Generation is included in the equity interests to be sold. For additional information, see Note 15—Restructuring Activities—NRG Sale.
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
Basis of Presentation
There are no material updates to EME's and Midwest Generation's significant accounting policies since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, with the exception of new accounting principles adopted as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME and Midwest Generation. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation pertaining to discontinued operations. In December 2012, EME reclassified costs previously presented as professional fees related to potential reorganization to reorganization items, net to reflect the proper classification of costs that were directly associated with the Chapter 11 Cases but were incurred prior to the December 17, 2012 petition date. Accordingly, EME's consolidated statements of operations for the three and nine months ended September 30, 2012 were revised to reflect $7 million and $9 million, respectively, of professional fees related to potential reorganization as reorganization items, net. Management believes the reclassification does not have a material impact on the prior year financial statements as it has no impact on loss from continuing operations or net loss.
Cash Equivalents
Cash equivalents included money market funds totaling $948 million and $615 million for EME and $103 million and $75 million for Midwest Generation at September 30, 2013 and December 31, 2012, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.

Inventory
Inventory consisted of the following:

	EME		Midwest Generation
(in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Coal, fuel oil and other raw materials	$60	$123	$57	$119
Spare parts, materials and supplies	61	52	45	46
Total inventory	$121	$175	$102	$165
Notes Receivable from EME (Midwest Generation only)
Notes receivable from EME on Midwest Generation's consolidated balance sheets consisted of the following:

	September 30, 2013			December 31, 2012
(in millions)	Carrying Value	Valuation Allowance	Net	Carrying Value	Valuation Allowance	Net
Current portion of notes receivable from affiliate	$19	$(19)	$—	$12	$(12)	$—
Interest receivable from affiliate	55	(55)	—	55	(55)	—
Notes receivable from affiliate	1,304	(1,304)	—	1,311	(1,311)	—
Total	$1,378	$(1,378)	$—	$1,378	$(1,378)	$—
At December 31, 2012, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, and ceased accruing interest income associated with the intercompany loan. EME did not make the scheduled principal and interest payment of $61 million due on both January 2, 2013 and July 2, 2013. As a result, interest income from affiliate, included in interest and other income on Midwest Generation's consolidated statements of operations, was none and $28 million during the three months ended September 30, 2013 and 2012, respectively, and none and $83 million during the nine months ended September 30, 2013 and 2012, respectively. Upon completion of the NRG Sale, this loan and accrued interest would be canceled. For additional information, see Note 15—Restructuring Activities—NRG Sale.
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued an accounting standard update which clarifies that a liability for an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement of the liability with the taxing authority results in the reduction of a net operating loss or tax credit carryforward. The requirement to record a non-cash settlement in a net manner does not affect EME and Midwest Generation's analysis of the realization of deferred tax assets. This guidance is effective for fiscal years beginning after December 31, 2013. EME and Midwest Generation do not expect this guidance to have a material impact on results of operations.

Note 2. Consolidated Statements of Changes in Equity (EME only)
EME's changes in equity for the nine months ended September 30, 2013 consisted of the following:

	Edison Mission Energy Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Deficit	AOCI	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$64	$1,095	$(577)	$(138)	$288	$732
Net income (loss)	—	—	(635)	—	21	(614)
OCI, net of tax	—	—	—	29	—	29
Payments to EIX for stock purchases related to stock-based compensation	—	—	(13)	—	—	(13)
Cash contribution from EIX[1]	—	6	—	—	—	6
Non-cash contribution from EIX[1]	—	32	—	—	—	32
Excess tax benefits related to stock option exercises	—	2	—	—	—	2
Other stock transactions, net	—	2	—	—	—	2
Contributions from noncontrolling interests[2]	—	—	—	—	94	94
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance at September 30, 2013	$64	$1,137	$(1,225)	$(109)	$392	$259

[1]	During 2013, EME received contributions from EIX related to the tax-allocation agreements. For further information, see Note 7—Income Taxes—EME—Effective Tax Rate.

[2]
Funds contributed by third-party investors to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners.

EME's changes in equity for the nine months ended September 30, 2012 consisted of the following:

	Edison Mission Energy Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$64	$1,327	$365	$(94)	$2	$1,664
Net income (loss)	—	—	(360)	—	12	(348)
OCI, net of tax	—	—	—	(34)	—	(34)
Payments to EIX for stock purchases related to stock-based compensation	—	—	(14)	—	—	(14)
Excess tax benefits related to stock option exercises	—	3	—	—	—	3
Other stock transactions, net	—	4	—	—	—	4
Contributions from noncontrolling interests[1]	—	—	—	—	242	242
Distributions to noncontrolling interests	—	—	—	—	(14)	(14)
Transfers of assets to Capistrano Wind Partners[2]	—	(21)	—	—	—	(21)
Balance at September 30, 2012	$64	$1,313	$(9)	$(128)	$242	$1,482

[1]
Funds contributed by third-party investors to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners.

[2]	Additional paid in capital was reduced by $21 million due to a new tax basis in the assets transferred to Capistrano Wind Partners.

Note 3. Variable Interest Entities (EME only)
Projects or Entities that are Consolidated
At September 30, 2013 and December 31, 2012, EME consolidated 16 and 15 projects, respectively, that have noncontrolling interests held by others. These projects have a total generating capacity of 958 megawatts (MW) and 878 MW, respectively. The increase in the number of projects consolidated is due to the sale of Edison Mission Wind Inc.'s (Edison Mission Wind) indirect equity interest in the Broken Bow I wind project (80 MW in Nebraska) to Capistrano Wind Partners for $112 million. Edison Mission Wind is a wholly owned subsidiary of EME. Outside investors provided $94 million of the funding. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.
EME's summarized financial information for consolidated projects consisted of the following:

(in millions)	September 30, 2013	December 31, 2012
Current assets	$84	$74
Net property, plant and equipment	1,205	1,117
Other long-term assets	108	90
Total assets	$1,397	$1,281
Current liabilities	$39	$50
Long-term debt net of current portion	227	186
Deferred revenues	153	156
Long-term derivative liabilities	14	23
Other long-term liabilities	47	40
Total liabilities	$480	$455
Noncontrolling interests	$392	$288
Assets serving as collateral for the debt obligations had a carrying value of $623 million and $497 million at September 30, 2013 and December 31, 2012, respectively, and primarily consist of property, plant and equipment. The debt obligations are nonrecourse to EME. For further discussion, see Note 5—Debt and Credit Agreements.

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
Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind and EME's parent company, MEHC, own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. In the event that Edison Mission Wind is no longer included in the consolidated income tax returns of EIX, MEHC's equity interest converts to common stock such that Capistrano Wind Holdings would remain included in the EIX consolidated tax group. The closing of the NRG Sale would trigger the provisions to increase MEHC's holding of Capistrano Wind Holdings' common stock. For additional information, see Note 7—Income Taxes and Note 15—Restructuring Activities—NRG Sale.
Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of MEHC's preferred investment, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects. Accordingly, EME will continue to consolidate these projects. The $378 million contributed by the third-party investors and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at September 30, 2013. The transactions between Edison Mission Wind and Capistrano Wind Partners were accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity.

Note 4. Fair Value Measurements (EME, Midwest Generation)
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of September 30, 2013 and December 31, 2012 for both EME and Midwest Generation.
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
EME
The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$948	$—	$—	$—	$948
Derivative contracts
Electricity	—	35	26	(7)	54
Natural gas	3	—	—	(3)	—
Interest rate	—	2	—	—	2
Total assets	$951	$37	$26	$(10)	$1,004
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$1	$5	$(6)	$—
Interest rate	—	69	—	—	69
Total liabilities	$—	$70	$5	$(6)	$69

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$615	$—	$—	$—	$615
Derivative contracts
Electricity	—	41	52	(3)	90
Total assets	$615	$41	$52	$(3)	$705
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$6	$1	$(7)	$—
Natural gas	3	—	—	(3)	—
Interest rate	—	118	—	—	118
Total liabilities	$3	$124	$1	$(10)	$118

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on EME's consolidated balance sheets.
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
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for EME's Level 3 assets and liabilities:

	September 30, 2013
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$42	$17	Latest auction pricing	Congestion prices	$(34.77) - $18.70	$0.10
Power contracts	3	7	Discounted cash flows	Power prices	$30.43 - $58.65	$37.41
Netting	(19)	(19)
Total	$26	$5

	December 31, 2012
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$71	$20	Latest auction pricing	Congestion prices	$(8.93) - $18.03	$0.19
Power contracts	2	2	Discounted cash flows	Power prices	$22.54 - $48.85	$39.62
Netting	(21)	(21)
Total	$52	$1
Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
The following table sets forth a summary of changes in the fair value of EME's Level 3 net derivative assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Fair value of net assets at beginning of period	$26	$41	$51	$83
Total realized/unrealized gains (losses)
Included in earnings[1]	5	12	(14)	20
Included in AOCI[2]	—	(1)	—	1
Purchases	8	8	27	27
Settlements	(18)	(29)	(43)	(49)
Transfers out of Level 3	—	—	—	(51)
Fair value of net assets at end of period	$21	$31	$21	$31
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$(1)	$(7)	$(18)	$—

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of OCI.
There were no transfers between levels during the nine months ended September 30, 2013 and no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012. Significant transfers out of Level 3 into Level 2 occurred in the first quarter of 2012 due to significant observable inputs becoming available as the transactions neared maturity.
Fair Value of Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,523	$1,520	$1,056	$1,057
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2.
The carrying amount of short-term debt at December 31, 2012 approximates fair value.

Midwest Generation
The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2013
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$103	$—	$—	$103
Derivative contracts
Electricity	—	1	—	1
Total assets	$103	$1	$—	$104
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2
	December 31, 2012
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$75	$—	$—	$75
Derivative contracts
Electricity	—	2	—	2
Total assets	$75	$2	$—	$77
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
Midwest Generation does not have any Level 3 assets and liabilities. There were no transfers between levels during the nine months ended September 30, 2013 and 2012.

Note 5. Debt and Credit Agreements (EME only)
Debt
Debt with recourse to EME totaled $3.7 billion and is classified as part of liabilities subject to compromise (LSTC) as of September 30, 2013 and December 31, 2012. Nonrecourse debt, as summarized below, is debt whereby lenders rely on specific project assets to repay such obligations. The following table summarizes long-term debt (rates and terms as of September 30, 2013), excluding LSTC:

(in millions)	Current Rate[1]	Effective Interest Rate[2]	Maturity Date	September 30, 2013	December 31, 2012
Walnut Creek Energy Term Loan	2.50% LIBOR+2.25%	5.46%	May 2023	$425	$330
WCEP Holdings, LLC Term Loan	4.32% LIBOR+4.00%	7.63%	May 2023	53	52
Big Sky Wind, LLC Vendor financing loan	3.94% LIBOR+3.50%	3.94%	October 2014	228	222
High Lonesome Mesa, LLC Bonds	6.85% Fixed	6.85%	November 2017	66	69
American Bituminous Power Partners, L.P.[3] Bonds	0.08% Floating	0.08%	October 2017	46	46
Viento Funding II, Inc. Term Loan	3.18% LIBOR+2.75%	5.62%	July 2023	202	191
Tapestry Wind, LLC Term Loan	2.75% LIBOR+2.50%	4.51%	December 2021	204	210
Cedro Hill Wind, LLC Term Loan	3.25% LIBOR+3.00%	6.89%	December 2025	119	125
Laredo Ridge Term Loan	3.00% LIBOR+2.75%	5.90%	March 2026	70	71
Crofton Bluffs Wind, LLC Term Loan[4]	3.12% LIBOR+2.88%	3.60%	December 2027	26	27
Broken Bow Wind, LLC Term Loan[4]	3.12% LIBOR+2.88%	3.64%	December 2027	51	52
Others	Various	Various	Various	33	43
Total debt				$1,523	$1,438
Less: Short-term debt				—	382
Total long-term debt				1,523	1,056
Less: Current maturities of long-term debt				90	307
Long-term debt, net of current portion				$1,433	$749

[1]	London Interbank Offered Rate (LIBOR).

[2]
The effective rate at which interest expense is reflected in the financial statements after the consideration of the current rate of debt and any amounts subject to interest rate swaps. For further discussion, see Note 6—Derivative Instruments and Hedging Activities—Interest Rate Risk Management.

[3]
Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. On October 1, 2013, American Bituminous Power Partners, L.P. (Ambit) made the required annual principal payment to bondholders by drawing on its line of credit. Ambit was unable to fully reimburse the draw down which is a potential event of default. However, Ambit and various counterparties, including the line of credit issuer, executed an agreement effective October 1, 2013 to waive any event of default.

[4]
The interest rate swaps for this obligation will expire in December 2013 and forward starting rate swaps will become effective. For additional information, see Note 6—Derivative Instruments and Hedging Activities.

Chapter 11 Cases
The filing of the Chapter 11 Cases constitutes an event of default under various financing documents. In addition to the instruments discussed below, the Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.
Senior Notes
The filing of the Chapter 11 Cases constitutes an event of default under EME's senior notes and, as a result, the principal and interest due under these debt instruments are immediately due and payable. The creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code and the obligations related to the senior notes are recorded as part of LSTC. For additional information, see Note 15—Restructuring Activities.
Viento II Financing
In July 2013, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its Viento II Financing, a nonrecourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $238 million, which included a $202 million 10-year partially amortizing term loan, a $27 million 7-year letter of credit facility, and a $9 million 7-year working capital facility. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary. EME reaffirmed the pledge of its interest in Viento Funding II, Inc. in connection with the amendment but is not a borrower or a guarantor. The amendment cured any possible event of default, and therefore the Viento Funding II debt was classified as a long-term liability on the consolidated balance sheets.
Viento Funding II terminated $78 million amortizing notional amount 3.415% interest rate swap agreements and entered into several tranches of new interest rate swap agreements to hedge the majority of exposure to fluctuations in interest rates. As a result of the termination, EME wrote off $4 million of unamortized deferred financing costs as a loss on early extinguishment of debt in the consolidated statements of operations. For additional information, see Note 6—Derivative Instruments and Hedging-Interest Rate Risk Management.
High Lonesome Financing
The filing of the Chapter 11 Cases constitutes an event of default under the documents governing the issuance of the Series 2010A and 2010B Bonds (the Bonds). In July 2013, the applicable bondholders granted a permanent waiver of default, subject to EME assuming the state production tax credit agreement in the Chapter 11 Cases. Pursuant to assumption and rejection procedures previously approved by the Bankruptcy Court, EME assumed the agreement effective as of July 15, 2013. As of September 30, 2013, there were $41 million and $25 million outstanding under the Series 2010A and Series 2010B Bonds, respectively, and $7 million of outstanding letters of credit.
Credit Facilities and Letters of Credit
At September 30, 2013, letters of credit under EME's and its subsidiaries' credit facilities aggregated $169 million and were scheduled to expire as follows: $2 million in 2013, $57 million in 2014, $17 million in 2017, $9 million in 2018, $27 million in 2020, $18 million in 2021, $13 million in 2022 and $26 million in 2023.
Standby letters of credit include $22 million issued in connection with the power purchase agreement with Southern California Edison Company (SCE), an affiliate of EME, under the Walnut Creek credit facility. At September 30, 2013, EME had $22 million of cash collateral supporting its standby letters of credit, including cash collateral under Edison Mission Wind's $75 million letter of credit facility which was completed in April 2013 and expires on April 30, 2016. Letter of credit facilities for Mountain Wind Power, LLC and Mountain Wind Power II, LLC of $10 million and $16 million, respectively, were both completed in September 2013 and expire in September 2020. In October 2013, the letter of credit facility agreement between EME and DNB Bank was terminated. There was no outstanding balance under this agreement on September 30, 2013. Certain letters of credit are subject to automatic annual renewal provisions.
Big Sky Turbine Financing
In October 2009, EME's subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer Suzlon Wind Energy Corporation (Suzlon) for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan associated with the financing arrangements has a five-year final maturity. However, the satisfaction of certain criteria, including project performance and absence of serial defects, may trigger earlier repayment. In September 2012, Suzlon sued Big Sky in New York federal court seeking a declaratory judgment that the early repayment provisions had been satisfied and that Big Sky should be required to repay the loan in full in February 2013. Big Sky answered Suzlon's complaint, denied the allegations and counterclaimed. The counterclaim alleged that certain serial defects existing in the turbine equipment supplied by Suzlon precluded application of the early repayment provisions. The litigation is pending in New York federal court. The Big Sky loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project, but is nonrecourse to EME. For further details regarding consolidated assets pledged as security for debt obligations, see Note 3—Variable Interest Entities.
As of September 30, 2013, $228 million was outstanding under the vendor financing loan at an effective interest rate of 3.94%. EME has been in discussions with Suzlon regarding a potential sale of EME's interest in the Big Sky wind project in exchange for forgiveness of debt and other consideration. These discussions are ongoing and EME has not made any decisions with respect to a potential sale. As a result, Big Sky's long-lived assets, consisting of property, plant and equipment and deferred revenue, were evaluated for impairment under the Held for Use model of Accounting Standards Codification 360 Property, Plant, and Equipment (ASC 360). The probability weighted future undiscounted cash flows associated with this asset group exceeded its carrying value at September 30, 2013 and consequently no impairment has been recognized. If EME and Suzlon do agree upon a sale transaction under terms similar to those currently under discussion, EME would record a material loss. If EME and Suzlon do not agree upon a sale transaction, Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan. EME does not intend to make an investment in the project and is under no obligation to do so. If a restructuring of the loan or a sale effort is unsuccessful, Suzlon may foreclose on the project resulting in a write-off of the entire investment in the project. At September 30, 2013, EME's investment in the Big Sky wind project consisted of assets of $451 million and liabilities of $369 million.
Walnut Creek
Walnut Creek, a 479 MW gas-fired peaker plant, achieved commercial operation during the second quarter 2013, and accordingly, EME completed, through two wholly owned subsidiaries, Walnut Creek Energy and WCEP Holdings, LLC, the conversion of its nonrecourse financings from construction loans to 10-year amortizing term loans. Walnut Creek started earning revenues under its long-term purchase power agreement in June 2013.

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
Notional Volumes of Derivative Instruments
The following table summarizes notional volumes of derivatives used for hedging and trading activities:

				September 30, 2013
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/ Futures	Sales, net	GWh[1]	908	—	908	—	13	13	[2]	—
Electricity	Forwards/ Futures	Purchases, net	GWh	—	—	—	—	—	—		734
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	112	112	[4]	266,795	[4]
Natural gas	Forwards/ Futures	Sales, net	bcf[1]	—	—	—	—	—	—		13.4
Fuel oil	Forwards/Futures	Sales, net	barrels	—	—	—	—	—	—		40,000
Weather	Forwards/ Futures	Purchases, net	CDD[1]	—	—	—	—	—	—		15,000

				December 31, 2012
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh	3,615	—	3,615	1	47	48	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—	—	—	—		492
Electricity	Capacity	Purchases, net	GW-Day[1]	—	—	—	—	—	—		60	[3]
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	263	263	[4]	268,529	[4]
Natural gas	Forwards/Futures	Sales, net	bcf[1]	—	—	—	—	—	—		9.9

[1]	gigawatt-hours (GWh); gigawatts-day (GW-Day); billion cubic feet (bcf); cooling degree day (CDD).

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
Through July 2013, as a result of the Chapter 11 Cases and the short-term forbearance agreements that had been executed with the lenders and the EME subsidiary borrowers, EME could no longer conclude it was probable that the future interest payments associated with the Viento II Financing would occur. Accordingly, the cash flow hedges associated with these interest rate swaps were prospectively discontinued. Unrealized gains of $1 million and $6 million during the three and nine months ended September 30, 2013, respectively, were recorded in interest expense on the consolidated statements of operations from changes in the fair value of interest rate swaps. In conjunction with the amendment of the Viento II

Financing in July 2013, EME entered into new interest rate swaps and re-designated the existing interest rate swaps as cash flow hedges. Interest rate swap termination fees of $6 million were recorded as reduction to derivative liabilities on the consolidated balance sheets. For additional information, see Note 5—Debt and Credit Agreements.
The following table summarizes EME's interest rate swaps:

				Notional Value (in millions)
	Effective Date	Expiration Date	Fixed Swap Rate Paid	September 30, 2013	December 31, 2012
Project Financing
Viento Funding II	June 2009	June 2016	3.18%	$55	$65
Viento Funding II	March 2011	December 2020	3.42%	30	108
Viento Funding II	July 2013	July 2023	3.03%	96	—
Cedro Hill	December 2010	December 2025	4.29%	107	112
Laredo Ridge	March 2011	March 2026	3.46%	63	64
Tapestry	December 2011	December 2021	2.21%	184	189
Broken Bow	December 2012	December 2013	0.83%	46	47
Crofton Bluffs	December 2012	December 2013	0.78%	24	24
Walnut Creek Energy[1]	November 2011	May 2013	0.81%	—	181
Walnut Creek Energy[1]	June 2013	May 2023	3.54%	383	—
WCEP Holdings[1]	July 2011	May 2013	0.79%	—	26
WCEP Holdings[1]	June 2013	May 2023	4.00%	48	—
Forward Starting Swaps
Broken Bow	December 2013	December 2027	2.96%	45	45
Crofton Bluffs	December 2013	December 2027	2.75%	23	23
Tapestry	December 2021	December 2029	3.57%	60	60
Viento Funding II	July 2023	June 2028	4.99%	65	—

[1]
During the second quarter of 2013, the existing interest rate swaps for the Walnut Creek Project expired and, in conjunction with the conversion to term loans, the forward starting swaps became effective.

Summary of Derivative Instruments
The following table summarizes EME's derivative instruments, including amounts offset by collateral and under master netting agreements:

	September 30, 2013
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	$96	$(61)	$35	$36	$(17)	$19	$54
Natural gas contracts	30	(30)	—	4	(4)	—	—
Coal contracts	1	(1)	—	—	—	—	—
Total derivatives subject to a master netting agreement	127	(92)	35	40	(21)	19	54
Total derivatives not subject to a master netting agreement[1]	—	—	—	2	—	2	2
Total assets	$127	$(92)	$35	$42	$(21)	$21	$56
Liabilities
Electricity contracts	$60	$(60)	$—	$17	$(17)	$—	$—
Natural gas contracts	26	(26)	—	5	(5)	—	—
Coal contracts	1	(1)	—	—	—	—	—
Total derivatives subject to a master netting agreement	$87	$(87)	$—	$22	$(22)	$—	$—
Total derivatives not subject to a master netting agreement[1]	—	—	—	69	—	69	69
Total liabilities	$87	$(87)	$—	$91	$(22)	$69	$69
1    EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.

	December 31, 2012
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	$120	$(67)	$53	$52	$(15)	$37	$90
Natural gas contracts	33	(33)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total assets	$155	$(102)	$53	$53	$(16)	$37	$90
Liabilities
Electricity contracts	$71	$(71)	$—	$15	$(15)	$—	$—
Natural gas contracts	36	(36)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total derivatives subject to a master netting agreement	$109	$(109)	$—	$16	$(16)	$—	$—
Total derivatives not subject to a master netting agreement[1]	—	—	—	118	—	118	118
Total liabilities	$109	$(109)	$—	$134	$(16)	$118	$118

[1]	EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.

EME's subsidiaries have posted $85 million and $61 million cash margin in the aggregate with various counterparties at September 30, 2013 and December 31, 2012, respectively, to support hedging and trading activities. The cash margin posted is required by counterparties as an initial collateral deposit and cannot be offset against the fair value of open contracts except in the event of default. EME's exposure is composed of $42 million and $44 million of net accounts receivable at September 30, 2013 and December 31, 2012, respectively. For positions subject to a master netting agreement, EME is in a net asset position, and in the event of default, cash collateral would be returned to EME. EME did not have any collateral received from counterparties as of September 30, 2013 and December 31, 2012.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of EME's AOCI:

	Nine Months Ended September 30,
	2013		2012
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts
Beginning of period derivative gains (losses)	$(1)	$(118)	$35	$(90)
Effective portion of changes in fair value	(2)	38	3	(35)
Reclassification to operating revenues	3	—	(31)	—
Reclassification to interest expense	—	4	—	—
End of period derivative gains (losses)[1]	$—	$(76)	$7	$(125)

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity and interest rate contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.

EME recorded net gains (losses) of none and $(2) million during the third quarter of 2013 and 2012, respectively, and $(1) million and none during the nine months ended September 30, 2013 and 2012, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness. EME also reclassified $4 million of unrealized losses in AOCI to interest expense on the consolidated statements of operations in the nine months ended September 30, 2013 due to the discontinuation of the Viento II interest rate swaps.
The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Income Statement Location	2013	2012	2013	2012
Economic hedges	Operating revenues	$(4)	$8	$(6)	$25
	Fuel	—	3	—	2
Trading activities	Operating revenues	24	22	66	72

Midwest Generation
Summary of Derivative Instruments
The following table summarizes Midwest Generation's commodity short-term derivative instruments for non-trading purposes, including amounts offset by collateral and under master netting agreements:

	September 30, 2013			December 31, 2012
(in millions)	Gross	Netting and Collateral	Net	Gross	Netting and Collateral	Net
Assets
Electricity contracts	$5	$(4)	$1	$12	$(10)	$2
Liabilities
Electricity contracts	$6	$(4)	$2	$13	$(10)	$3
Midwest Generation does not have any long-term derivative assets and liabilities at September 30, 2013 and December 31, 2012.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of Midwest Generation's AOCI:

	Nine Months Ended September 30,
(in millions)	2013	2012
Beginning of period derivative gains (losses)	$(2)	$34
Effective portion of changes in fair value	(2)	5
Reclassification to operating revenues	4	(32)
End of period derivative gains (losses)[1]	$—	$7

[1]	Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains (losses) of none and $(2) million during the third quarter of 2013 and 2012, respectively, and $(1) million and none during the nine months ended September 30, 2013 and 2012, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

(in millions)	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Economic hedges	Operating revenues	$(4)	$8	$(6)	$24
	Fuel	—	3	—	2

Note 7. Income Taxes (EME, Midwest Generation)
EME
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Loss from continuing operations before income taxes	$(444)	$(133)	$(655)	$(423)
Benefit for income taxes at federal statutory rate of 35%	$(155)	$(47)	$(229)	$(148)
Increase (decrease) in income tax from
State tax - net of federal benefit	(19)	14	(34)	(4)
Change in valuation allowance	193	—	298	—
Production tax credits, net	(15)	(12)	(57)	(48)
Taxes on income allocated to noncontrolling interests	(1)	(1)	(7)	(5)
Other	—	(1)	4	1
Total provision (benefit) for income taxes from continuing operations	$3	$(47)	$(25)	$(204)
Effective tax rate	*	35%	4%	48%

*	Not meaningful.
Estimated state income tax benefits allocated from EIX for the three and nine months ended September 30, 2013 and 2012 were $(1) million and none, respectively, and $2 million and $7 million, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.
EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. In November 2012, EIX modified the tax-allocation agreements to provide for termination of EME's participation on December 31, 2013. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination. During the third quarter of 2013, EIX filed its federal consolidated tax return for the year 2012. In connection with EIX's finalization of the tax return, EME recorded a non-cash contribution from EIX of $32 million related to tax benefits which EME had previously believed would be used in EIX consolidated tax return on a statutory basis but would not be paid under the tax-allocation agreements. In addition, during the first nine months of 2013, EME received a net tax-allocation payment from EIX of approximately $7 million of which $6 million was treated as an equity contribution as it was a partial payment for tax benefits previously recorded as non-cash distributions. In total, EME recorded contributions from EIX related to the tax-allocation agreements of $38 million during 2013.
Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. EME's deferred tax asset valuation allowance increased to $742 million at September 30, 2013 from $444 million at December 31, 2012 partially due to $167 million related to an asset impairment charge on the Will County Station recorded during the third quarter of 2013. For additional information, see Note 13—Impairment of Long-Lived Assets.
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006, which included a proposed adjustment related to EME, was completed in the fourth quarter of 2010. The proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $205 million, including approximately $57 million of interest and $42 million in penalties through September 30, 2013. EME disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the Internal Revenue Service. EME continues to seek resolution through the appeals process and has requested technical advice from the Internal Revenue Service National Office.
Midwest Generation
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Loss before income taxes	$(472)	$(19)	$(619)	$(102)
Benefit for income taxes at federal statutory rate of 35%	$(166)	$(7)	$(217)	$(36)
Increase (decrease) in income tax from
State tax, net of federal benefit	(20)	(1)	(28)	(5)
Change in valuation allowance	183	—	243	—
Other	2	1	2	2
Total benefit for income taxes	$(1)	$(7)	$—	$(39)
Effective tax rate	*	37%	*	38%

*	Not meaningful.
As a result of the recently recognized losses and the indications of expected future losses, Midwest Generation increased its deferred tax valuation allowance to $776 million at September 30, 2013 from $533 million at December 31, 2012. At December 31, 2012, $106 million of tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but was not collectible under Midwest Generation's tax-allocation agreement were accounted for as non-cash distributions to Midwest Generation's parent. Midwest Generation's tax-allocation agreement only permits the use of net operating losses to offset future taxable income and does not include the right to receive payments.

Note 8. Compensation and Benefit Plans (EME and Midwest Generation, except as noted)
Pension Plans and Postretirement Benefits Other than Pensions
Pension Plans
During the nine months ended September 30, 2013, EME and Midwest Generation made contributions of $8 million and $4 million, respectively, and during the remainder of 2013, expect to make additional contributions of $3 million and $3 million, respectively.
The following were components of pension expense:

	Three Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$3	$1	$4	$3	$1	$4
Interest cost	2	1	3	2	1	3
Expected return on plan assets	(3)	(1)	(4)	(2)	(1)	(3)
Net amortization	1	—	1	1	1	2
Total expense	$3	$1	$4	$4	$2	$6

[1]	Excludes Homer City.

	Nine Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$9	$2	$11	$10	$2	$12
Interest cost	6	3	9	6	3	9
Expected return on plan assets	(8)	(2)	(10)	(7)	(2)	(9)
Net amortization	2	2	4	2	3	5
Total expense	$9	$5	$14	$11	$6	$17

[1]	Excludes Homer City.
Postretirement Benefits Other Than Pensions
The following were components of postretirement benefits expense:

	Three Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$0.4	$0.2	$0.6	$0.3	$0.4	$0.7
Interest cost	0.6	0.4	1.0	0.7	0.4	1.1
Net amortization	0.4	(0.2)	0.2	0.5	(0.2)	0.3
Total expense	$1.4	$0.4	$1.8	$1.5	$0.6	$2.1

[1]	Excludes Homer City.

	Nine Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$1.0	$0.8	$1.8	$1.1	$0.8	$1.9
Interest cost	1.8	1.2	3.0	2.1	1.2	3.3
Net amortization	1.2	(0.4)	0.8	1.3	(0.3)	1.0
Total expense	$4.0	$1.6	$5.6	$4.5	$1.7	$6.2

[1]	Excludes Homer City.
Effective May 1, 2013, Homer City terminated further access and company subsidy of postretirement medical, dental, vision and life insurance coverage. For further discussion, see Note 14—Discontinued Operations.
Transfer of Certain Postretirement Benefits to EIX (EME only)
During 2012, EME transferred the executive deferred compensation and executive postretirement benefit liabilities related to active employees to EIX. EME agreed to fund changes to the projected benefit obligation of the executive postretirement benefits and the employer portion of the executive deferred compensation plan through EME's emergence from bankruptcy. During the nine months ended September 30, 2013, EME funded $3 million in connection with this agreement.

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
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. Prior to the filing of the Chapter 11 Cases, EME and Midwest Generation had entered into a forbearance agreement with the owner-lessors, the owner-lessors' equity owners, and the Certificate Holders. Under the terms of the forbearance agreement, Midwest Generation did not make the scheduled lease payment of $76 million on January 2, 2013, but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. This forbearance agreement has expired. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013, in lieu of the scheduled $76 million lease payment due on July 2, 2013. In addition, the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until December 31, 2013. Upon completion of the NRG Sale, Midwest Generation would assume the Powerton and Joliet leases. EME would retain all liabilities with respect to the payment of the cure amount as set forth in the Asset Purchase Agreement (the Powerton and Joliet Cure Amount). The cure amount would have been approximately $150 million at September 30, 2013. For additional information, see Note 15—Restructuring Activities—NRG Sale.
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
Operating Lease Commitments
At September 30, 2013, Midwest Generation had future minimum operating lease payments totaling approximately $4 million, which consists of $1 million for the remainder of 2013, $1 million for 2014, $1 million for 2015, and $1 million for 2016. Future minimum operating lease commitments decreased from December 31, 2012 primarily due to amended contracts and the rejection of executory contracts in connection with the Chapter 11 Cases.
Other Commitments
Fuel Supply Contracts
At September 30, 2013, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments under existing agreements are estimated to aggregate $336 million, which consists of: $186 million for the remainder of 2013 and $150 million for 2014. Midwest Generation has the right to reject these fuel supply contracts in connection with the Chapter 11 Cases.
Capital Commitments
At September 30, 2013, Midwest Generation had firm commitments to spend approximately $8 million during the remainder of 2013 and $1 million for 2014 for capital expenditures.
Other Contractual Obligations
At September 30, 2013, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment. These commitments are estimated to aggregate $19 million, which consists of $4 million for the remainder of 2013 and $15 million for 2014.
At September 30, 2013, EME's other subsidiaries had contractual commitments primarily related to turbine operations and maintenance agreements. These commitments are estimated to aggregate $88 million, which consists of $5 million for the remainder of 2013, $31 million for 2014, $27 million for 2015, $17 million for 2016, $7 million for 2017, and $1 million thereafter.
Guarantees and Indemnities
EME and certain of its subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below include performance guarantees.
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
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2014. There were approximately 276 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2013. Midwest Generation had $53 million recorded in LSTC at September 30, 2013 related to this contractual indemnity. For discussion of LSTC, see Note 15—Restructuring Activities.
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
Indemnities Provided under Asset Sale and Sale Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At September 30, 2013, EME had $20 million recorded in LSTC related to these matters. For discussion of LSTC, see Note 15—Restructuring Activities.
In connection with the Powerton and Joliet Sale Leaseback and, previously, a sale leaseback transaction related to the Collins Station in Illinois, EME, Midwest Generation, and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the Powerton and Joliet Sale Leaseback, agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the Powerton and Joliet Sale Leaseback. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME and Midwest Generation cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. EME and Midwest Generation have not recorded a liability for these matters.
Other Indemnities
EME and Midwest Generation provide other indemnifications through contracts entered into in the normal course of business. These include, among other things, indemnities for specified environmental liabilities and for income taxes with respect to assets sold. EME's and Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances, EME and Midwest Generation may have recourse against third parties. EME and Midwest Generation cannot determine a range of estimates and have not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, EME and Midwest Generation are involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. EME and Midwest Generation believe the outcome of these other proceedings, individually and in the aggregate, will not materially affect their results of operations or liquidity.
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
Nine of the ten PSD claims raised in the complaint have been dismissed, along with claims related to alleged violations of Title V of the CAA, to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison and EME. The dismissals were affirmed by the Seventh Circuit Court of Appeals in July 2013. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. In February 2012, certain of the environmental action groups that had intervened in the case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.
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
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County, and Waukegan generating stations. Midwest Generation has submitted certification to the Illinois Environmental Protection Agency that all compliance measures have been successfully completed. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief, and remediation. The matter is currently stayed as a result of the Chapter 11 Cases, although that stay was lifted in part in April 2013 so that the proceedings could continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint. On October 3, 2013, the Pollution Control Board denied Midwest Generation's motion to dismiss the complaint.
In December 2012, the Sierra Club filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of sulfur dioxide (SO2) emissions standards at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint is based on alleged violations of the US EPA National Ambient Air Quality Standards (NAAQS) regulations for 1-hour SO2, which have not yet been incorporated into any specific state implementation plan in Illinois. The complaint requests the imposition of civil penalties, injunctive relief, and the imposition of further reductions on SO2 emissions to offset past emissions. The complaint is currently stayed as a result of the Chapter 11 Cases. On October 16, 2013, the Bankruptcy Court heard argument on the Sierra Club's motion to lift the automatic stay. The court took the matter under advisement.
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
Homer City New Source Review and Other Litigation (EME only)
In January 2011, the US EPA filed a complaint in the United States District Court for the Western District of Pennsylvania against Homer City, the sale leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York, and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. The dismissal was affirmed by the United States Court of Appeals for the Third Circuit in August 2013.
Adverse decisions in this case could involve penalties, remedial actions, and damages. EME cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position, or cash flows. EME has not recorded a liability for these matters.
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
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar laws for the investigation and remediation of contaminated property, EME and Midwest Generation accrue a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $8 million at September 30, 2013 for estimated environmental investigation and remediation costs for two stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work, and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME and Midwest Generation also have identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME and Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Chevron Adversary Proceeding (EME only)
In December 2012, Chevron Kern River Company and Chevron Sycamore Cogeneration Company filed a complaint against Southern Sierra Energy Company and Western Sierra Energy in the Chapter 11 Cases. The plaintiffs and defendants are partners in the Kern River and Sycamore projects. The complaint alleged that the filing of the Chapter 11 Cases constituted a default under the partnership agreements related to those projects, entitling the defendants to expel the plaintiffs from the partnerships and pay for their interests at a price based on the net book value of the partnerships, and sought a declaratory judgment, injunctive relief, and relief from the automatic stay in support of those alleged remedies. In January 2013, the Bankruptcy Court denied the plaintiffs' request for relief from the automatic stay and a preliminary injunction. The plaintiffs filed a notice of appeal, and the defendants moved to stay proceedings until the plaintiffs' appeal was decided. In September 2013, the U.S. District Court issued an order denying the plaintiffs' request for leave to appeal the denial of the preliminary injunction, and permitting their appeal from denial of the motion for relief from the automatic stay.

Note 10. Environmental Developments (EME, Midwest Generation)
Midwest Generation Environmental Compliance Plans and Costs
On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of the Waukegan Unit 8 unit specific retrofit requirements from December 31, 2014 until May 31, 2015. Among the conditions of the variance, the Illinois Pollution Control Board accelerated the unit specific retrofit requirements of Powerton Unit 6 to December 31, 2014 and required the retrofitting of Waukegan Unit 7 by December 31, 2014. Midwest Generation has accepted the variance. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011. If Midwest Generation ultimately decides to install environmental controls at Waukegan Unit 7, less of Midwest Generation's available liquidity will be available to install environmental controls at other units. The likelihood of installation of environmental controls at each station is a key judgment used in developing probability weighted undiscounted cash flows for the purposes of impairment testing under ASC 360. For information on the impairment charge relating to the Will County Station, see Note 13—Impairment of Long-Lived Assets. Decreases in the expected likelihood of installing environmental controls or other decreases in expected future cash flows at Midwest Generation's remaining plants could result in additional impairment charges.
The following table summarizes Midwest Generation's carrying value for the Midwest Generation plants:

(in millions)	September 30, 2013
Joliet Station[1]	$674
Powerton Station	802
Fleet assets	66
Property, Plant and Equipment, net	$1,542

[1]	The Joliet Station is composed of Units 6, 7, and 8.
Greenhouse Gas Regulation
In September 2013, the US EPA issued proposed regulations governing greenhouse gas (GHG) emissions from new electric generating stations. The US EPA intends to issue proposed GHG emission standards for reconstructed and existing electric generating stations in June 2014 and to promulgate such standards in June 2015. States would be required to submit their implementation plans responding to such guidelines to the US EPA one year after the regulations are promulgated.
Greenhouse Gas Litigation
In April 2013, the United States Court of Appeals for the Fifth Circuit dismissed, as to EME and three wholly owned EME subsidiaries, the plaintiffs' appeal of the Mississippi federal district court's dismissal of a lawsuit filed in March 2012 against a large number of defendants (including EME and the three subsidiaries). The plaintiffs had alleged that defendants' activities resulted in emissions of substantial quantities of GHG that have contributed to climate change and sea level rise, which in turn were alleged to have increased the destructive force of Hurricane Katrina.

In May 2013, the United States Supreme Court declined to review the dismissal by the United States Court of Appeals for the Ninth Circuit of a case brought against EME's parent company, EIX, and other defendants, by the Alaskan Native Village of Kivalina.
Cross-State Air Pollution Rule
The U.S. Supreme Court has agreed to review the United States Court of Appeals for the District of Columbia Circuit's August 2012 decision, which vacated the US EPA's Cross-State Air Pollution Rule and directed the US EPA to continue administering the Clean Air Interstate Rule pending the promulgation of a valid replacement.
Water Quality
Regulations under the Clean Water Act that would affect cooling water intake structures at generating facilities, previously expected to be finalized by June 2013, are now expected in November 2013.
In June 2013, the US EPA proposed changes to the Steam Electric Guideline Regulation which sets discharge limits for various operations which discharge to waters of the United States. EME is reviewing the proposed rule and intends to provide comments. The rule is scheduled for issuance by May 2014.

Note 11. Accumulated Other Comprehensive Loss (EME, Midwest Generation)
EME
EME's AOCI, net of tax and including discontinued operations, consisted of:

(in millions)	Unrealized Gains and Losses on Cash Flow Hedges	Unrecognized Loss and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2012	$(76)	$(56)	$(6)	$(138)
OCI before reclassifications	23	(2)	—	21
Amount reclassified from AOCI	5	3	—	8
Balance at September 30, 2013[2]	$(48)	$(55)	$(6)	$(109)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.

[2]	EME and Midwest Generation both expect to reclassify unrealized losses on cash flow hedges into earnings in the next 12 months. For further explanation, see "—Unrealized Losses on Cash Flow Hedges."
The after-tax amounts recorded in AOCI at September 30, 2013 and December 31, 2012 for commodity contracts were losses of none and $1 million, respectively, and for interest rate contracts were losses of $48 million and $75 million, respectively. EME's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(5)	$(4)	Operating revenues
Interest rate contracts	(6)	(4)	Interest expense
Tax benefit	4	3	Benefit for income taxes
Total, net	$(7)	$(5)	Net loss
Amortization of retirement benefit items
Unamortized prior service cost on terminated plan	$—	$(2)	Plant operations and administrative and general[1]
Actuarial losses	(2)	(3)	Plant operations and administrative and general[1]
Tax benefit	1	2	Benefit for income taxes
Total, net	$(1)	$(3)	Net loss

[1]
For the three and nine months ended September 30, 2013, $1 million and $3 million were reclassified from AOCI to plant operations, respectively, and $1 million and $2 million from AOCI to administrative and general expenses, respectively.

Midwest Generation
Midwest Generation's AOCI, net of tax, consisted of:

(in millions)	Unrealized Gains and Losses on Cash Flow Hedges	Unrecognized Loss and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2012	$(1)	$(37)	$(12)	$(50)
OCI before reclassifications	(1)	—	—	(1)
Amount reclassified from AOCI	2	2	—	4
Balance at September 30, 2013	$—	$(35)	$(12)	$(47)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.
Midwest Generation's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(5)	$(4)	Operating revenues
Tax benefit	2	2	Benefit for income taxes
Total, net	$(3)	$(2)	Net loss
Amortization of retirement benefit items
Prior services costs	$—	$(1)	Plant operations
Actuarial losses	(1)	(2)	Plant operations
Tax benefit	—	1	Benefit for income taxes
Total, net	$(1)	$(2)	Net loss
Unrealized Losses on Cash Flow Hedges (EME, Midwest Generation)
At September 30, 2013, unrealized losses on cash flow hedges, net of tax, consisted of futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are higher than the contract prices. Unrealized losses on cash flow hedges that are expected to be reclassified into earnings during the next 12 months are immaterial as volumes have declined and the maximum period over which commodity cash flow hedges are designated is December 31, 2013. Management expects that reclassification of net unrealized losses will decrease energy revenues recognized at market prices.

Note 12. Supplemental Cash Flows Information (EME, Midwest Generation)
EME
Supplemental cash flows information for EME, including discontinued operations, consisted of the following:

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash paid (received)
Interest (net of amount capitalized)[1]	$38	$156
Income taxes	(12)	168
Cash payments under plant operating leases	18	199
Non-cash contribution from EIX[2]	32	—
Non-cash activities from vendor financing	$7	$8

[1]
Interest paid by EME for September 30, 2013 and 2012 was $45 million and $178 million, respectively. Interest capitalized by EME for September 30, 2013 and 2012 was $7 million and $22 million, respectively.

2 During 2013, the non-cash contribution from EIX relates to the tax-allocation agreements. For further information, see Note 7—Income Taxes—EME—Effective Tax Rate.

EME's accrued capital expenditures at September 30, 2013 and 2012 were $3 million and $17 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.
Midwest Generation
Supplemental cash flows information for Midwest Generation consisted of the following:

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash paid
Interest	$13	$36
Midwest Generation's accrued capital expenditures at both September 30, 2013 and 2012 were $3 million and $2 million, respectively. Accrued capital expenditures will be included as an investing activity on the consolidated statements of cash flows in the period paid.

Note 13. Impairment of Long-Lived Assets (EME, Midwest Generation)
In connection with the preparation of its financial statements in the third quarter of 2013, Midwest Generation concluded, based on continued low realized energy and capacity prices, high fuel costs and low generation and further analysis of its capital allocation strategy, that indicators of potential impairment existed for its Will County Station and an impairment evaluation was performed.
The long-lived asset group that was subject to the impairment evaluation was determined to include the property, plant and equipment of the station. Management updated the probability weighted future undiscounted cash flows expected to be received at the Will County Station and concluded that such amounts did not recover its carrying amount. Forecasted commodity prices and plant dispatch levels are the most significant input into the cash flow estimates. However, as part of these alternative cash flow scenarios, management considered a shortened estimated useful life of the station if environmental improvements were not made.
To measure the amount of the impairment loss, management used the market approach which considers sales of similar facilities and numerous recent decisions by other power generators to shut down similar coal plants rather than install additional equipment corroborated by the income approach which considers discounted cash flows. This resulted in an impairment charge related to the Will County Station of $464 million. The estimated fair value of zero for the Will County Station was determined using both observable inputs and unobservable inputs, which are Level 3 inputs as defined by accounting guidance for fair value measurements. These inputs included a range of zero to $169 per kilowatt hour of recent transactions for scrubbed coal plants in similar markets.

Note 14. Discontinued Operations (EME only)
In September 2012, Homer City, a wholly owned indirect subsidiary of EME, and Homer City Generation, L.P., an affiliate of GECC, entered into the Homer City Master Transaction Agreement (MTA) for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. Accordingly, in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately on EME's consolidated financial statements. In December 2012, the transaction closed and Homer City Generation, L.P. assumed control of Homer City. On May 2, 2013, the Homer City Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further discussion, see Note 15—Restructuring Activities and Note 16—Condensed Combined Debtors' Financial Information.
Effective May 1, 2013, Homer City withdrew from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees, effectively terminating access and company subsidy for these programs. Employees who were eligible for the plan continued to receive coverage for these benefits up to June 30, 2013. As a result of the withdrawal from the plan, EME recorded a pre-tax gain of approximately $30 million in income (loss) from operations of discontinued subsidiaries on the consolidated statements of operations.

Summarized results of discontinued operations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Total operating revenues	$—	$121	$—	$303
Total operating expenses	—	(138)	29	(385)
Asset impairments and other charges	—	(113)	—	(134)
Other income (expense)	(1)	5	—	7
Income (loss) before income taxes	(1)	(125)	29	(209)
Provision (benefit) for income taxes	—	(49)	13	(80)
Income (loss) from operations of discontinued subsidiaries	$(1)	$(76)	$16	$(129)
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets are:

(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$—	$2
Other current assets	—	7
Carrying value adjustment	—	(9)
Assets of discontinued operations	$—	$—

Note 15. Restructuring Activities (EME, Midwest Generation)
LSTC
EME's LSTC are summarized below:

(in millions)	September 30, 2013	December 31, 2012
Senior notes, net	$3,700	$3,700
Accounts payable and accrued liabilities	52	32
Interest payable	154	154
Other	73	73
Total liabilities subject to compromise	$3,979	$3,959
In connection with the filing of the Chapter 11 Cases, EME classified both its $3.7 billion unsecured senior notes and $154 million of accrued interest related to the unsecured senior notes as LSTC and ceased accruing interest expense. The accrued interest reclassified to LSTC primarily relates to $97 million and $38 million of interest payments that were due on November 15 and December 17, 2012, respectively, that EME did not make. Unpaid contractual interest for the three and nine months ended September 30, 2013 was $70 million and $211 million, respectively.
Midwest Generation's LSTC are summarized below:

(in millions)	September 30, 2013	December 31, 2012
Lease financing	$434	$434
Accounts payable and accrued liabilities	42	29
Interest payable	13	13
Other	53	53
Total liabilities subject to compromise	$542	$529

In connection with the filing of the Chapter 11 Cases, Midwest Generation classified $13 million of accrued interest due on the Powerton and Joliet Sale Leaseback as LSTC but did not cease accruing interest expense. Upon closing of the NRG Sale, approximately $32 million of LSTC will be transferred from Midwest Generation to EME. For further discussion, see Note 9—Commitments and Contingencies—Lease Commitments.
Claims
The Bankruptcy Court established June 17, 2013 and October 29, 2013 as the bar date for filing proofs of claim against the Initial Debtors and Homer City Debtors estates, respectively.
As of the date of this filing, EME and Midwest Generation have received 1,996 and 333 proofs of claim, respectively. New and amended claims may be filed in the future, including claims amended to assign value to claims originally filed with no value. EME and Midwest Generation are in the process of reconciling such claims to the amounts listed in LSTC. LSTC have been recorded based on the expected probable claim, which is subject to judgment and could change as new information develops during the reconciliation process. Differences in liability amounts estimated and claims filed by creditors have been and will continue to be investigated and resolved, including the filing of objections with the Bankruptcy Court as appropriate. Through this process, EME and Midwest Generation may identify that additional liabilities need to be recorded as LSTC and the Bankruptcy Court may determine that liabilities currently estimated as part of LSTC are without merit. The claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. Determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Reorganization Items
Reorganization items represent the direct and incremental costs of bankruptcy, such as professional fees, LSTC claim adjustments, and losses related to terminated contracts that are probable and can be estimated. Professional fees primarily relate to legal and other consultants working directly on the bankruptcy filing.
EME's and Midwest Generation's significant items in reorganization charges consisted of:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(in millions)	Midwest Generation	Other EME Subsidiaries	EME	Midwest Generation	Other EME Subsidiaries	EME
Provision for allowable claims	$—	$—	$—	$19	$—	$19
Professional fees	5	19	24	20	60	80
Reorganization items, net	$5	$19	$24	$39	$60	$99
EME incurred professional fees included in reorganization items, net of $7 million and $9 million for the three and nine months ended September 30, 2012, respectively.
Cost Reduction Activities
EME eliminated approximately 150 positions in its regional and corporate offices and generating stations in April 2013, including 120 positions at Midwest Generation. EME recorded charges of approximately $7 million, and Midwest Generation recorded its share of these charges, a total of $5 million, in administrative and general expense on their respective consolidated statements of operations in the second quarter of 2013.
NRG Sale
On October 18, 2013, EME, Midwest Generation, and certain other Debtor Entities entered into a Plan Sponsor Agreement (the PSA) with NRG Energy, Inc. (NRG), NRG Holdings Inc., the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases, the counterparties to the Powerton and Joliet Sale Leaseback and certain of EME’s noteholders that are signatories to the PSA, that provides for the parties to support and pursue confirmation by the Bankruptcy Court of a chapter 11 plan (the Plan), that will implement a reorganization of the Debtor Entities through a sale of substantially all of the assets of EME to NRG pursuant to an Asset Purchase Agreement (the Acquisition Agreement). The PSA contains representations, warranties and covenants of the parties to support and pursue confirmation of the Plan.
The Acquisition Agreement between EME, NRG and NRG Energy Holdings Inc. (the Purchaser), a wholly owned subsidiary of NRG, provides for the sale of substantially all of EME’s assets, including the outstanding equity interests in certain of

EME’s direct subsidiaries (and thereby such subsidiaries’ assets and liabilities), EME’s cash and cash equivalents and EME’s interest in substantially all of the other assets used in the operation of EME’s and its subsidiaries’ businesses (the Acquired Assets) to the Purchaser upon Bankruptcy Court confirmation and consummation of the Plan. Upon closing, the Purchaser will assume substantially all of the liabilities related to the Acquired Assets, including, among other things, (i) all liabilities of EME under the Powerton and Joliet leases, other than the Powerton and Joliet Cure Amount; (ii) all trade and vendor accounts payable and accrued liabilities arising from the operation of the Debtor Entities’ businesses prior to the date of the closing of the transaction; and (iii) all cure amounts and other liabilities of the Debtor Entities other than the Homer City Debtors and certain agreed-upon excluded liabilities.
In particular, with respect to the Powerton and Joliet leases, at the closing of the transaction, NRG would (i) replace the existing EME guarantees with NRG guarantees; (ii) replace EME as a party to the tax indemnity agreements relating to the Powerton and Joliet leases; and (iii) covenant to make a capital investment in the Powerton and Joliet Stations, provided that NRG will not be obligated to make capital investments in excess of $350 million.
In consideration of the foregoing, at the closing of the transaction, EME would retain all liabilities with respect to the payment of the Powerton and Joliet Cure Amount and would be responsible for bearing the costs of such cure payment for all amounts due under the lease before January 2, 2014. In addition, the intercompany note issued by EME for the benefit of Midwest Generation, would be canceled, Midwest Generation would assume the Powerton and Joliet leases and the other operative documents related thereto, as modified by mutual agreement of the parties, and all monetary defaults under each lease would be cured at closing.
The Acquired Assets do not include, among other things, (i) the Homer City Debtors, (ii) potential litigation claims of EME against its parent, EIX or (iii) various tax attributes of EME, including tax losses, tax loss carryforwards, tax credits and tax refunds. Pursuant to the Acquisition Agreement, the total purchase price to be paid by the Purchaser for the Acquired Assets is $2.635 billion, subject to certain adjustments provided in the Acquisition Agreement, as well as the assumption of certain indebtedness of EME’s subsidiaries and other liabilities. The Acquisition Agreement provides for $350 million of the total purchase price to be paid in the form of 12,671,977 newly issued shares of NRG’s common stock to be registered with the Securities and Exchange Commission on a Form S-1 Registration Statement (the Registration Statement) and the remainder to be paid in cash.
The Plan generally provides for each of EME’s unsecured creditors to receive a pro rata portion of the NRG stock and cash consideration to be paid by the Purchaser to EME under the Acquisition Agreement (less certain distributions to be paid to other creditors of EME).
The Acquisition Agreement contains various closing conditions including, among other things, (i) the confirmation of a Plan of Reorganization and the entry of a Confirmation Order by the Bankruptcy Court; (ii) receipt of applicable government approvals, including FERC approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iii) the declaration of effectiveness of the Registration Statement for, and the approval for listing on the New York Stock Exchange of, the common stock to be issued as a portion of the purchase price. The Acquisition Agreement contains certain representations and warranties made by EME, NRG and the Purchaser. There are also various pre-closing and post-closing covenants binding on the parties.
Under the Acquisition Agreement, EME is permitted to solicit other competing acquisition proposals through December 6, 2013 and EME has agreed not to solicit or encourage competing acquisition proposals after this date.
The Acquisition Agreement provides specific termination rights to each party, which include a right to terminate if certain milestone dates are not met, for material breaches of the Acquisition Agreement not cured within a specified period or if EME enters into or seeks approval of a superior proposal. EME may terminate the deal to enter into a superior proposal at any time prior to entry of a Confirmation Order. Under specified circumstances, NRG will be entitled to receive a cash fee of $65 million, and expense reimbursement of all reasonable and documented out-of-pocket expenses, if the Acquisition Agreement is terminated.

Note 16. Condensed Combined Debtors' Financial Information (EME only)
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
Debtor Entities' Condensed Combined Statement of Operations

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Operating revenues	$234	$620
Operating expenses	(719)	(1,256)
Other income	26	45
Reorganization items, net	(24)	(99)
Provision for income taxes	(4)	(110)
Income from Operations of Discontinued Subsidiaries, net of tax	—	19
Net loss attributable to Debtor Entities	$(487)	$(781)
Equity in income of non-Debtor Entities, net of tax	32	146
Net loss	$(455)	$(635)
Debtor Entities' Condensed Combined Statement of Comprehensive Loss

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss	$(455)	$(635)
Other comprehensive loss, net of tax	—	29
Comprehensive Loss	$(455)	$(606)
Debtor Entities' Condensed Combined Statement of Financial Position

(in millions)	September 30, 2013	December 31, 2012
Total current assets	$836	$638
Investments in unconsolidated affiliates	171	152
Property, Plant and Equipment, less accumulated depreciation of $894 and $845 at respective dates	911	1,428
Investment in non-Debtor Entities	2,057	2,019
Total other assets	886	974
Total assets	$4,861	$5,211

(in millions)	September 30, 2013	December 31, 2012
Total current liabilities	$240	$94
Liabilities subject to compromise	3,979	3,959
Deferred taxes	123	131
Other long-term liabilities	259	295
Total liabilities	$4,601	$4,479
Total equity	260	732
Total liabilities and equity	$4,861	$5,211

Debtor Entities' Condensed Combined Statement of Cash Flows

(in millions)	Nine Months Ended September 30, 2013
Operating cash flows from continuing operations	$20
Operating cash flows from discontinued operations, net	(2)
Net cash provided by operating activities	18
Net cash provided by financing activities	218
Net cash provided by investing activities	14
Net increase in cash and cash equivalents from continuing operations	252
Cash and cash equivalents at beginning of period from continuing operations	425
Cash and cash equivalents at end of period from continuing operations	677
Net decrease in cash and cash equivalents from discontinued operations	(2)
Cash and cash equivalents at beginning of period from discontinued operations	2
Cash and cash equivalents at end of period from discontinued operations	—
Cash paid for reorganization items, net	$54

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's and Midwest Generation's current expectations and projections about future events based on EME's and Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME and Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties, and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or Midwest Generation or their respective subsidiaries, include but are not limited to:

•	their ability to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate settlement transactions implementing such plans;

•	the existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	beliefs and assumptions regarding their ability to continue as going concerns;

•	their ability to meet liquidity requirements during periods of operating losses and capital spending programs, and Midwest Generation's ability to fund cash flow deficits and environmental retrofits;

•	their ability to restructure their debt and lease obligations and stabilize their capital structures;

•	their significant cash requirements and limited ability to borrow funds and access the capital markets on reasonable terms;

•	EME's continued ability to monetize tax benefits generated by it and its subsidiaries, either through a settlement transaction or otherwise;

•	the impact of reduced natural gas prices resulting from, among other things, shale gas technology on electric capacity and energy prices;

•	supply and demand for electric capacity and energy and the resulting prices and dispatch volumes;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the wholesale power generation market;

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

•
the extent of additional supplies of capacity, energy, and ancillary services from current competitors or new market entrants, including the development of new generation facilities, technologies that may be able to produce electricity at a lower cost than their generating facilities, and/or increased access by competitors to their markets as a result of transmission upgrades;

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
This MD&A discusses material changes in the results of operations, financial condition, and other developments of EME since December 31, 2012 and as compared to the third quarter ended September 30, 2012. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.

EDISON MISSION ENERGY OVERVIEW
EME and 19 of its wholly owned subsidiaries (the Debtor Entities) have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). The Debtor Entities chapter 11 cases (the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases.
The factors that caused EME and Midwest Generation to seek relief under Chapter 11, including low realized energy and capacity prices, high fuel costs and low generation, combined with capital requirements associated with retrofitting the Midwest Generation plants to comply with governmental regulations continue to exist. As a result of these factors and based on further analysis of its capital allocation strategy, EME and Midwest Generation recorded an impairment charge of $464 million related to its Will County Station. However, this impairment does not constitute a decision on further operations of this station, including capital investments necessary to comply with state and federal environmental regulations. For additional information, see Note 13—Impairment of Long-Lived Assets.
The filing of the Chapter 11 Cases constitutes an event of default under Midwest Generation's obligations related to leases of the Powerton Station and Units 7 and 8 of the Joliet Station (the Powerton and Joliet Sale Leaseback) and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. EME, Midwest Generation, the owner-lessors, and certain of the holders of the pass-through certificates of Midwest Generation's lessor debt (the Certificate Holders) have been engaged in ongoing discussions regarding the ultimate disposition of the leases. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013 and to pay certain professional fees for the owner-lessors and Certificate Holders in exchange for an extension of the deadline to assume or reject the Powerton and Joliet leases and the agreement of the Certificate Holders to forbear and to direct the lease indenture trustee and pass-through trustee to forbear from seeking payment of any administrative claim for rent under the Powerton and Joliet leases (except the monthly partial rental payments of $3.75 million under the agreement) before the earlier of the effective date of a chapter 11 plan for Midwest Generation or a sale of substantially all of the assets of Midwest Generation. The parties filed a motion detailing the terms of this agreement and the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until December 31, 2013.
On October 18, 2013, EME and its debtor subsidiaries, including Midwest Generation, entered into various agreements that, upon completion, would ultimately implement a reorganization of the Debtor Entities through a sale of substantially all of EME’s assets, including its equity interests in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc., upon Bankruptcy Court confirmation and consummation of a plan of reorganization (the NRG Sale). Midwest Generation is included in the equity interests to be sold. For additional information, see Note 15—Restructuring Activities—NRG Sale.

Highlights of Operating Results
The following table reconciles net loss attributable to the EME common shareholder on EME's consolidated statements of operations to earnings before interest, taxes, depreciation and amortization, as adjusted for certain items discussed below (Adjusted EBITDA):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net loss attributable to EME common shareholder	$(455)	$(167)	$(288)	$(635)	$(360)	$(275)
Depreciation and amortization	71	66	5	209	202	7
Net interest expense	26	82	(56)	64	252	(188)
Loss on early extinguishment of debt	3	—	3	3	—	3
Asset impairments and other charges	462	1	461	462	5	457
Reorganization items, net	24	7	17	99	9	90
Restructuring costs	—	—	—	7	—	7
Provision (benefit) for income taxes[1]	19	(35)	54	33	(156)	189
Loss (income) from operations of discontinued subsidiaries, net of tax	1	76	(75)	(16)	129	(145)
Adjusted EBITDA	$151	$30	$121	$226	$81	$145

[1]
Provision (benefit) for income taxes excludes the impact of production tax credits and includes changes in the valuation allowance. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes—EME—Effective Tax Rate."

Adjusted EBITDA is equal to net income (loss) under generally accepted accounting principles in the United States of America (GAAP) before net interest expense, income tax expense (benefit), depreciation and amortization, adjusted to include the impact of production tax credits and exclude the impact of discontinued operations, gain (loss) on sale of assets, gain (loss) on early extinguishment of debt and leases, impairment of assets and investments, restructuring costs, and reorganization items. This non-GAAP financial measure reflects an additional way of viewing EME's business and augments the understanding of facts and trends affecting the business. This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures and may not be comparable to those of other companies' non-GAAP financial measures having the same or similar names.
The following table shows the Adjusted EBITDA of EME's projects:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Midwest Generation plants	$15	$(25)	$40	$(54)	$(115)	$61
Renewable energy projects	19	17	2	111	104	7
Energy trading[1]	24	21	3	67	70	(3)
Walnut Creek	55	(1)	56	57	(1)	58
Big 4 Projects[2]	26	25	1	44	33	11
Sunrise[2]	2	—	2	(6)	9	(15)
Doga[2]	5	—	5	5	11	(6)
Westside Projects[2]	3	2	1	3	(1)	4
Other projects	2	5	(3)	7	13	(6)
	$151	$44	$107	$234	$123	$111
Corporate administrative and general	(16)	(26)	10	(66)	(90)	24
Production tax credits	16	12	4	58	48	10
Adjusted EBITDA	$151	$30	$121	$226	$81	$145

[1]	Adjusted EBITDA for energy trading does not include administrative and general costs, which are included in corporate administrative and general to calculate consolidated Adjusted EBITDA.

[2]	Adjusted EBITDA is equal to equity in income (loss) from unconsolidated affiliates.
EME's Adjusted EBITDA for the third quarter of 2013 increased compared to the third quarter of 2012, primarily due to the following:

•
$56 million increase in results from Walnut Creek which achieved commercial operation in the second quarter of 2013 and began selling power under its power purchase agreement with Southern California Edison (SCE) in June 2013;

•	$40 million increase in results from the Midwest Generation plants primarily attributable to lower plant operations costs and lower support fuel costs;

•	$10 million decrease in corporate administrative and general expenses due to lower departmental spending and a reduction in shared services charges from EIX; and

•	$5 million increase attributable to the timing of distributions received from the Doga project.
EME's Adjusted EBITDA for the nine months ended September 30, 2013 increased compared to the nine months ended September 30, 2012, primarily due to the following:

•	$61 million increase in results from the Midwest Generation plants primarily attributable to lower plant operations costs and lower support fuel costs, partially offset by lower capacity revenues;

•	$58 million increase in results from Walnut Creek which achieved commercial operation in the second quarter of 2013 and began selling power under its power purchase agreement with SCE in June 2013;

•	$24 million decrease in corporate administrative and general expenses due to lower departmental spending and a reduction in shared services charges from EIX;

•
$17 million increase in the results of the renewable energy projects primarily attributable to the results of Broken Bow I and Crofton Bluffs wind projects that achieved commercial operation in the fourth quarter of 2012, higher merchant pricing at the Goat wind project, and sale of Oklahoma state tax credits at the Taloga wind project, partially offset by higher plant operations costs at the High Lonesome wind project and income allocated to outside investors of Capistrano Wind Partners; and

•	$11 million increase in the results of the Big 4 Projects due to a property tax refund at Watson and higher revenue, partially offset by higher fuel costs and operating expenses.
The nine-month increase in Adjusted EBITDA was partially offset by the following:

•	$15 million decrease in the results of the Sunrise project due to lower revenues as the project transitioned to merchant generation; and

•	$6 million decrease attributable to lower distributions received from the Doga project.

Midwest Generation Environmental Compliance Plans and Costs
All of Midwest Generation's Illinois coal-fired electric generating units are subject to an Illinois regulation called the Combined Pollutant Standard (CPS), which sets emission limits for mercury, nitrogen oxide and SO2 and specifies the control technologies that are to be installed on some units by specified dates. Midwest Generation must install the required technology by the specified deadline, shut down the unit, or curtail generation to be in compliance with the CPS.
On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of the Waukegan Unit 8 unit specific retrofit requirements from December 31, 2014 until May 31, 2015. Among the conditions of the variance, the Illinois Pollution Control Board accelerated the unit specific retrofit requirements of Powerton Unit 6 to December 31, 2014 and required the retrofitting of Waukegan Unit 7 by December 31, 2014. Midwest Generation has accepted the variance. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011. If Midwest Generation ultimately decides to install environmental controls at Waukegan Unit 7, less of Midwest Generation's available liquidity will be available to install environmental controls at other units. For further discussion related to impairment policies on EME and Midwest Generation's unit of account, refer to EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.
Decisions whether to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 and mercury emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity, forecasted commodity prices, and capital and operating costs applicable at the time decisions are required or made. Midwest Generation is not expected to generate sufficient cash flows from operating activities and will likely need to borrow funds, receive additional contributions from EME, or find other sources of capital to fund the retrofits of its coal-fired plants. EME's ability to provide capital to Midwest Generation is subject to its own liquidity constraints and oversight by EME's creditors.
All capital projects needed to comply with nitrogen oxide emission limits of the CPS have been completed. Capital projects needed to comply with mercury limits of the CPS have been completed except for the projects that must be undertaken on Waukegan Unit 7 and Will County Unit 3. Waukegan Unit 7 and Will County Unit 3 are subject to a unique CPS requirement to convert hot-side electrostatic precipitator (ESP) equipment to cold-side ESP or fabric filtration equipment in order to reduce mercury emissions. Final decisions to retrofit or shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations and the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. Based on work to date through September 30, 2013, the estimated costs of retrofitting the Midwest Generation plants for full CPS compliance, as well as compliance with the federal Mercury and Air Toxics Standards (MATS), are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$58
Joliet 7	114	Waukegan 8	64
Joliet 8	129	Will County 3	104
Powerton 5	133	Will County 4	93
Powerton 6	67

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
The following table reconciles Midwest Generation's third quarter results of operations to the EME consolidated Adjusted EBITDA results of the Midwest Generation plants as reported by EME:

	Three Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Adjustments	EME Adjusted EBITDA	Midwest Generation	Adjustments	EME Adjusted EBITDA
Operating Revenues	$232	$—	$232	$253	$—	$253
Operating Expenses
Fuel	146	—	146	183	—	183
Plant operations	49	—	49	73	—	73
Plant operating leases[1]	—	19	19	—	19	19
Depreciation and amortization[2]	32	(32)	—	32	(32)	—
Asset impairments and other charges[3]	465	(465)	—	1	(1)	—
Administrative and general	3	—	3	3	—	3
Total operating expenses	$695	$(478)	$217	$292	$(14)	$278
Operating Income (Loss)	(463)	478	15	(39)	14	(25)
Adjusted EBITDA	$(463)	$478	$15	$(39)	$14	$(25)

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]
Includes $11 million of depreciation recorded by Midwest Generation for the Powerton and Joliet Sale Leaseback for both the three months ended September 30, 2013 and 2012. Depreciation and amortization are excluded from Adjusted EBITDA.

[3]	Adjustments represent operating expenses which are excluded from Adjusted EBITDA.
The following table presents key additional data for Midwest Generation:

	Three Months Ended September 30,
	2013	2012
Statistics[1]
Generation (in GWh)[2]	6,021	6,653
Aggregate plant performance
Equivalent availability	94.3%	92.5%
Capacity factor	63.3%	62.2%
Load factor	67.2%	67.2%
Forced outage rate	2.7%	5.4%
Average realized price/MWh[2]	$36.63	$37.20
Capacity revenues only (in millions)	$10	$6
Average realized fuel costs/MWh	$24.21	$26.34

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

[2]	gigawatt-hours (GWh); megawatt-hours (MWh).

The following table reconciles Midwest Generation's nine-month results of operations to the EME consolidated Adjusted EBITDA results of the Midwest Generation plants as reported by EME:

	Nine Months Ended September 30,
	2013			2012
(in millions)	Midwest Generation	Adjustments	EME Adjusted EBITDA	Midwest Generation	Adjustments	EME Adjusted EBITDA
Operating Revenues	$614	$—	$614	$699	$—	$699
Operating Expenses
Fuel	413	—	413	443	—	443
Plant operations	190	—	190	302	—	302
Plant operating leases[1]	—	56	56	—	56	56
Depreciation and amortization[2]	95	(95)	—	96	(96)	—
Asset impairments and other charges[3]	465	(465)	—	5	(5)	—
Administrative and general[3]	14	(5)	9	13	—	13
Total operating expenses	$1,177	$(509)	$668	$859	$(45)	$814
Operating Loss	(563)	509	(54)	(160)	45	(115)
Adjusted EBITDA	$(563)	$509	$(54)	$(160)	$45	$(115)

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]
Includes $32 million of depreciation recorded by Midwest Generation for the Powerton and Joliet Sale Leaseback for both the nine months ended September 30, 2013 and 2012. Depreciation and amortization are excluded from Adjusted EBITDA.

[3]	Adjustments represent operating expenses which are excluded from Adjusted EBITDA.
The following table presents key additional data for Midwest Generation:

	Nine Months Ended September 30,
	2013	2012
Statistics[1]
Generation (in GWh)	16,830	17,459
Aggregate plant performance
Equivalent availability	88.7%	83.5%
Capacity factor[2]	59.7%	52.5%
Load factor[2]	67.2%	62.9%
Forced outage rate	2.5%	4.8%
Average realized price/MWh	$34.95	$34.61
Capacity revenues only (in millions)	$24	$90
Average realized fuel costs/MWh	$24.54	$24.69

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

[2]
The increase in capacity and load factor was driven by lower installed capacity for the nine months ended September 30, 2013 as a result of the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012.

Operating Income (Loss)
Midwest Generation's operating loss increased $424 million and $403 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods of 2012 primarily due to the $464 million impairment charge related to the Will County Station. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 13. Impairment of Long-Lived Assets." Excluding the impairment charge, Midwest Generation's operating loss decreased $40 million and $61 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods of 2012. Lower plant operations costs were attributable to the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012 and lower planned maintenance costs due to a reduction in scope of projects. Lower support fuel costs were primarily attributable to a decline in usage and lower prices of activated carbon and urea. For additional discussion of Midwest Generation's operating results, see "Edison Mission Energy Overview—Highlights of Operating Results."
Included in fuel costs were unrealized gains (losses) of none and $2 million for the third quarter of 2013 and 2012, respectively, and none and $(2) million for the nine months ended September 30, 2013 and 2012, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs and expired at the end of 2012.

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

Average Realized Energy Price
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales, and PJM Interconnection, LLC (PJM) fees and ancillary services. It is determined by dividing (i) operating revenues adjusted for unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price. The following table shows the average realized energy price for Midwest Generation:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$232	$253	$614	$699
Adjusted for:
Unrealized losses	—	5	1	2
Capacity and other revenues	(12)	(11)	(27)	(97)
Realized revenues	$220	$247	$588	$604
Generation (in GWh)	6,021	6,653	16,830	17,459
Average realized energy price/MWh	$36.63	$37.20	$34.95	$34.61
A reconciliation of the operating revenues of Midwest Generation presented in the preceding table and renewable energy projects presented in "Edison Mission Energy—Results of Operations—Renewable Energy Projects" to consolidated EME operating revenues is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating revenues
Midwest Generation	$232	$253	$614	$699
EME renewable energy projects	53	47	205	182
Other EME subsidiaries	100	40	188	126
Consolidated EME operating revenues as reported	$385	$340	$1,007	$1,007

Average Realized Fuel Costs
The average realized fuel costs for Midwest Generation reflects the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fuel costs	$146	$183	$413	$443
Adjusted for:
Unrealized gains (losses)	—	2	—	(2)
Cost of coal sales[1]	—	(10)	—	(10)
Realized fuel costs	$146	$175	$413	$431
Generation (in GWh)	6,021	6,653	16,830	17,459
Average realized fuel costs/MWh	$24.21	$26.34	$24.54	$24.69

[1]	During the three months ended September 30, 2012, Midwest Generation sold one million tons of coal.
A reconciliation of the fuel costs of Midwest Generation to consolidated EME fuel costs is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Fuel costs
Midwest Generation	$146	$183	$413	$443
Other EME subsidiaries	5	4	20	15
Consolidated EME fuel costs as reported	$151	$187	$433	$458

Statistical Definitions

•
Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The Midwest Generation plants are not available during periods of planned and unplanned maintenance. The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts (MW)) and the number of hours in the period.

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Electric Reliability Corporation (NERC). Examples include floods, tornado damage, and transmission outages.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Interest income from affiliate	$—	$28	$—	$83
Interest expense	(4)	(8)	(17)	(25)
Total other income (expense)	$(4)	$20	$(17)	$58

Beginning in 2013, Midwest Generation ceased accruing interest income on its intercompany loan with EME. The declines in interest expense primarily relate to the Powerton and Joliet Sale Leaseback.

Income Taxes
The valuation allowance Midwest Generation recorded in the three months and nine months ended September 30, 2013 resulted in a significant variance between the effective tax rate and the statutory rate. Midwest Generation's effective tax rate was 37% and 38% for the three and nine months ended September 30, 2012, respectively. Midwest Generation's effective tax rates also differ from the federal statutory rate of 35% due to state income taxes. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

EDISON MISSION ENERGY
Results of Operations
Midwest Generation Plants
In accordance with GAAP, EME records rent expense related to the Powerton and Joliet Sale Leaseback on a levelized basis over the terms of the respective leases, which is reflected below under plant operating leases. Neither the value of the leased assets nor the lessor debt is reflected on EME's consolidated balance sheet.
The following table presents Adjusted EBITDA for the Midwest Generation plants as part of the consolidated financial statements of EME:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$232	$253	$614	$699
Operating Expenses
Fuel	146	183	413	443
Plant operations	49	73	190	302
Plant operating leases	19	19	56	56
Administrative and general[1]	3	3	9	13
	$217	$278	$668	$814
Adjusted EBITDA	$15	$(25)	$(54)	$(115)

[1]	Administrative and general excludes restructuring costs.
For a discussion of Midwest Generation's operating results and additional data for the Midwest Generation plants, see "Edison Mission Energy Overview—Highlights of Operating Results" and "Midwest Generation, LLC—Results of Operations."

Renewable Energy Projects
The following table presents Adjusted EBITDA and key performance measures related to EME's renewable energy projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except operating statistics)	2013	2012	2013	2012
Operating Revenues	$53	$47	$205	$182
Operating Expenses
Plant operations	27	23	72	63
Administrative and general	—	—	3	3
	$27	$23	$75	$66
Equity in income (loss) from unconsolidated affiliates	(1)	(2)	1	—
Other income	1	—	1	—
Net income attributable to noncontrolling interests	(7)	(5)	(21)	(12)
Renewable energy projects	$19	$17	$111	$104
Production tax credits	16	12	58	48
Adjusted EBITDA	$35	$29	$169	$152
Statistics[1]
Generation (in GWh)[2]	1,179	1,049	4,614	4,346
Aggregate plant performance[2]
Equivalent availability[3]	95.2%	93.8%	94.4%	93.6%
Capacity factor	26.4%	24.7%	34.8%	34.6%

[1]	The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

[2]
Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 1,033 GWh and 902 GWh in the third quarter of 2013 and 2012, respectively, and 4,065 GWh and 3,761 GWh for the nine months ended September 30, 2013 and 2012, respectively.

[3]
Equivalent availability for renewable energy projects reflects the impact of the project's inability to generate power at full capacity, including outages due to regular maintenance. Equivalent availability is defined as the number of MWh the units are available to generate electricity divided by the product of the capacity of the units (in MW) and the number of hours in the period.

The following table reconciles Adjusted EBITDA from EME's renewable energy projects to its operating income (loss) as included in EME's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Adjusted EBITDA	$35	$29	$169	$152
Less:
Depreciation and amortization	39	37	116	112
Production tax credits[1]	16	12	58	48
Equity in income (loss) of unconsolidated affiliates	(1)	(2)	1	—
Other income	1	—	1	—
Net income attributable to noncontrolling interests	(7)	(5)	(21)	(12)
Operating Income (Loss)	$(13)	$(13)	$14	$4

[1]	Production tax credits are included in the provision (benefit) for income taxes.
For additional information, see "Edison Mission Energy Overview—Highlights of Operating Results." and "Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners."

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Interest income	$—	$1	$1	$1
Interest expense, net of capitalized interest
EME debt	$—	$(65)	$—	$(198)
Nonrecourse debt	(26)	(18)	(65)	(55)
Interest expense, net	$(26)	$(82)	$(64)	$(252)
EME's net interest expense decreased $56 million and $188 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods of 2012 primarily due to the fact that EME ceased accruing interest on its $3.7 billion of unsecured senior notes during the pendency of the Chapter 11 Cases. Unpaid contractual interest for the three and nine months ended September 30, 2013 was $70 million and $211 million, respectively. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 15. Restructuring Activities—LSTC."

Income Taxes
The valuation allowance EME recorded in the three months and nine months ended September 30, 2013 resulted in a significant variance between the effective tax rate and the statutory rate. In addition, EME's effective tax rates differ from the federal statutory rate of 35% due to production tax credits, estimated state income tax benefits allocated from EIX, and taxes on income allocated to noncontrolling interests. Production tax credits of $58 million and $48 million were included in income taxes for the nine months ended September 30, 2013 and 2012, respectively. Estimated state income tax benefits allocated from EIX of none and $7 million were recognized for the nine months ended September 30, 2013 and 2012, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Results of Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(1) million and $(76) million for the third quarter ended September 30, 2013 and 2012, respectively, and $16 million and $(129) million for the nine months ended September 30, 2013 and 2012, respectively. The 2013 gain from discontinued operations primarily reflects the withdrawal from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees and the 2012 loss from discontinued operations primarily reflects the results related to Homer City plant operations. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 14. Discontinued Operations."

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

LIQUIDITY AND CAPITAL RESOURCES (EME and Midwest Generation, except as noted)

Available Liquidity
The following table summarizes EME's and Midwest Generation's available liquidity at September 30, 2013:

(in millions)	Debtor Entities	Non-debtor Entities	Cash and Cash Equivalents
EME as a holding company	$554	$—	$554
Midwest Generation	120	—	120
Other EME subsidiaries	3	400	403
EME and subsidiaries without contractual dividend restrictions	677	400	1,077
EME subsidiaries with contractual dividend restrictions	—	61	61
Total	$677	$461	$1,138
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
Midwest Generation generates liquidity through cash flows from operations and payments by EME under an intercompany loan issued in connection with the Powerton and Joliet Sale Leaseback. However, at December 31, 2012, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, and ceased accruing interest income associated with the intercompany loan. EME did not make the scheduled principal and interest payment of $61 million due on both January 2, 2013 and July 2, 2013. Upon completion of the NRG Sale, this loan and accrued interest would be canceled.
Likewise, prior to the filing of the Chapter 11 Cases, EME and Midwest Generation entered into a forbearance agreement with various parties to the Powerton and Joliet Sale Leaseback and the Senior Lease Obligation Bonds issued to finance these leases. Under the terms of the forbearance agreement, Midwest Generation did not make the scheduled lease payment of $76 million on January 2, 2013, but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. This forbearance agreement has expired. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013, in lieu of the scheduled $76 million lease payment due on July 2, 2013. In addition, the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until December 31, 2013. Upon completion of the NRG Sale, Midwest Generation would assume the Powerton and Joliet leases. EME would retain all liabilities with respect to the payment of the cure amount as set forth in the Asset Purchase Agreement (the Powerton and Joliet Cure Amount). The cure amount would have been approximately $150 million at September 30, 2013.
The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.

Capital Investment Plan
Midwest Generation's forecasted environmental expenditures are based on using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 and mercury emissions and the United States Environmental Protection Agency's (US EPA) MATS regulations on hazardous air pollutant emissions. On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of the Waukegan Unit 8 unit specific retrofit requirements from December 31, 2014 until May 31, 2015.

Management's estimate of capital expenditures through 2015 by EME's subsidiaries for existing projects and corporate activities is as follows:

(in millions)	October through December 2013	2014	2015
Midwest Generation
Environmental	$6	$124	$235
Plant capital	1	7	17
Walnut Creek Project	7	—	—
Renewable energy projects	2	1	—
Other capital[1]	2	8	9
Total	$18	$140	$261

[1]	Primarily represents EME corporate and information technology related expenditures.
The timing of commencing capital projects may vary from the amounts set forth in the above table. For additional information on environmental expenditures, see "Edison Mission Energy Overview—Midwest Generation Environmental Compliance Plans and Costs."
Construction on the Walnut Creek Project began in June 2011. During March and April 2013, the project completed testing and commissioning of the units and began selling power into the merchant market. The power purchase agreement with SCE began in June 2013. The nonrecourse financing associated with the Walnut Creek Project converted to 10-year amortizing term loans in June 2013.

Historical Consolidated Cash Flow (EME only)
The following table presents EME's condensed consolidated statement of cash flows:

	Nine Months Ended September 30,
(in millions)	2013	2012
Operating cash flows from continuing operations	$171	$(535)
Operating cash flows from discontinued operations, net	(2)	(5)
Net cash provided by (used in) operating activities	169	(540)
Net cash provided by financing activities from continuing operations	151	354
Investing cash flows from continuing operations	(72)	(342)
Investing cash flows from discontinued operations, net	—	(19)
Net cash used in investing activities	(72)	(361)
Net increase (decrease) in cash and cash equivalents from continuing operations	$250	$(523)
Net decrease in cash and cash equivalents from discontinued operations	$(2)	$(24)

Cash Flows From Operating Activities
The fluctuation in cash provided by operating activities from continuing operations in 2013 as compared to cash used in operating activities from continuing operations in 2012 was attributable to lower rent payments for the leased facilities at the Powerton and Joliet plants due to the forbearance agreement (see "—Available Liquidity") and fewer coal purchases as existing coal inventory was utilized. The fluctuation was also attributable to tax-allocation payments received, net of payments, of $9 million in 2013 compared to tax-allocation payments, net of receipts, of $168 million in 2012. These increases were partially offset by lower capacity revenues at Midwest Generation. The remaining changes relate to the timing of cash receipts and disbursements related to working capital items. In addition, less cash is being disbursed in 2013 due to the classification of pre-petition obligations as LSTC.

Cash Flows From Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash contributions from noncontrolling interests	$94	$242
Debt financings
Walnut Creek Project	149	154
Renewable energy projects	22	21
Debt repayments
Walnut Creek Project	(52)	—
Renewable energy projects	(31)	(23)
Other projects	(9)	(8)
Financing costs and others	(22)	(32)
Total cash provided by financing activities	$151	$354

Cash Flows From Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Nine Months Ended September 30,
(in millions)	2013	2012
Capital expenditures
Midwest Generation plants
Environmental	$(10)	$(17)
Plant capital	(7)	(7)
Walnut Creek Project	(70)	(159)
Renewable energy projects	(2)	(78)
Other capital expenditures	(2)	(5)
Investments in other assets	—	(9)
Collateral for letter of credit facilities	27	(51)
Other investing activities	(8)	(16)
Homer City plant	—	(19)
Total cash used in investing activities	$(72)	$(361)

Historical Consolidated Cash Flow (Midwest Generation only)
The following table presents Midwest Generation's condensed consolidated statement of cash flows:

	Nine Months Ended September 30,
(in millions)	2013	2012
Net cash provided by operating activities	$46	$57
Net cash used in financing activities	(6)	(116)
Net cash used in investing activities	(15)	(12)
Net increase (decrease) in cash and cash equivalents	$25	$(71)

Cash Flows From Operating Activities
The decrease in cash provided by operating activities in 2013 as compared to 2012 was primarily attributable to lower capacity revenues, which was partially offset by fewer coal purchases as existing coal inventory was utilized. The remaining changes relate to the timing of cash receipts and disbursements related to working capital items. In addition, less cash is being disbursed in 2013 due to the classification of pre-petition obligations as LSTC.

Cash Flows From Financing Activities
The decrease was primarily due to lower rent payments for the leased facilities at the Powerton and Joliet plants due to the forbearance agreement (see "—Available Liquidity") in 2013 as compared with 2012.

Cash Flows From Investing Activities
Net cash used in investing activities consisted primarily of capital expenditures for 2013 and 2012.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts
To reduce their exposure to market risk, EME and Midwest Generation hedge a portion of their electricity price exposure through Edison Mission Marketing & Trading, Inc. (EMMT). In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining, or other credit support. EME has entered into guarantees in support of certain of EMMT's hedging and trading activities. However, EME and EMMT have historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties. EME's ability to provide collateral during the Chapter 11 Cases is limited. For further details, see "Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities—EME—Summary of Derivative Instruments."
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
Future cash collateral requirements for hedging and trading activities may be higher than the margin and collateral requirements at September 30, 2013, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that, under existing arrangements, margin and collateral requirements for energy and congestion contracts outstanding as of September 30, 2013 could increase by approximately $2 million over the remaining life of the contracts using a 95% confidence level.
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

EME's Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of EIX and is eligible to participate in tax-allocation agreements with EIX and its subsidiaries. EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. Tax-allocation receipts and payments may also be affected by redetermination of utilization of net operating losses resulting from carryback of net operating losses on a consolidated basis or settlement of tax liabilities for prior periods. In November 2012, EIX modified the tax-allocation agreements to provide for termination of EME's participation on December 31, 2013. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination.
During the third quarter of 2013, EIX filed its federal consolidated tax return for the year 2012. In connection with EIX's finalization of the tax return, EME recorded a non-cash contribution from EIX of $32 million related to tax benefits which EME had previously believed would be used in EIX consolidated tax return on a statutory basis but would not be paid under the tax-allocation agreements. In addition, during the first nine months of 2013, EME received a net tax-allocation payment from EIX of approximately $7 million of which $6 million was treated as an equity contribution as it was a partial payment for tax benefits previously recorded as non-cash distributions. In total, EME recorded contributions from EIX related to the tax-allocation agreements of $38 million during 2013.

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

Contractual Obligations, Commercial Commitments and Contingencies

Contractual Obligations
There have been no significant developments with respect to EME's and Midwest Generation's contractual obligations that affect disclosures presented in EME's and Midwest Generation's combined annual report on Form 10-K, except as set forth in "Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements," and "—Note 9. Commitments and Contingencies—Lease Commitments" and "—Other Commitments."
EME and Midwest Generation are in the process of evaluating the Debtor Entities' executory contracts in order to determine if notice will be filed with the Bankruptcy Court to reject any contracts. A provision for claims associated with the contracts that have been rejected or for which a notice to reject has been filed with the Bankruptcy Court is included in LSTC. For further discussion regarding LSTC, see "Combined Notes to Consolidated Financial Statements—Note 15. Restructuring Activities."

Commercial Commitments (EME only)
For a discussion of letters of credit under EME's and its subsidiaries' credit facilities, see "Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Credit Facilities and Letters of Credit."

Contingencies
For a discussion of contingencies related to the Midwest Generation New Source Review and other litigation, the Homer City New Source Review and other litigation, environmental remediation, and the Chevron adversary proceeding, see "Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
There have been no significant developments with respect to EME's and Midwest Generation's off-balance sheet transactions that affect disclosures presented in EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except those related to EME's operating lease resulting from the Powerton and Joliet Sale Leaseback and Midwest Generation's operating leases primarily related to leased railcars as set forth in "Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments."

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

Derivative Instruments

Unrealized Gains and Losses
Unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) are recorded as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Midwest Generation
Non-qualifying hedges	$—	$(1)	$—	$(2)
Ineffective portion of cash flow hedges	—	(2)	(1)	(2)
Total unrealized losses	$—	$(3)	$(1)	$(4)
At September 30, 2013, no cumulative unrealized gains or losses were recognized that related to subsequent periods.

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

Commodity Price Risk

Energy Price Risk
EME is exposed to energy price risk through its indirect ownership of Midwest Generation, 428 MW of merchant renewable energy projects in PJM and Electric Reliability Council of Texas (ERCOT), 50% of the Sunrise project, and its proprietary trading. Midwest Generation is exposed to energy price risk through sales of energy and capacity into the PJM market. Energy and capacity from Midwest Generation are sold under terms, including price, duration, and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales, and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub for the first nine months of 2013 and 2012:

	2013	2012
24-Hour Average Historical Market Prices[1]	$32.58	$28.56

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2013:

24-Hour Forward Energy Prices[1]
2013
October	$29.07
November	28.48
December	30.12
2014 calendar "strip"[2]	$30.25
2015 calendar "strip"[2]	$30.47

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first nine months of 2013 due to an abundance of low-priced natural gas. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by Midwest Generation into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for Midwest Generation to hedge the risk of future changes in the price of electricity. The following table summarizes the hedge positions at September 30, 2013 for electricity expected to be generated during the remainder of 2013:

	MWh (in thousands)	Average price/MWh[1]
Midwest Generation[2]	908	$36.14

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

[2]
Includes hedging transactions primarily at the American Electric Power (AEP)/Dayton Hub and the Northern Illinois Hub, both in PJM, and to a lesser extent the Indiana Hub in Midwest Independent Transmission System Operator (MISO).

Capacity Price Risk
EME and Midwest Generation are exposed to capacity price risk through sales of capacity into the PJM market. Under the Reliability Pricing Model (RPM), capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2013:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]				Aggregate Average Price per MW-day
	MW	Price per MW-day	MW		Average Price per MW-day
October 1, 2013 to May 31, 2014	4,650	$27.73	(2,242)	[2]	$6.34	[2]	$47.65	[2]
June 1, 2014 to May 31, 2015	4,625	125.99	(704)		5.65		147.59
June 1, 2015 to May 31, 2016	3,620	136.00	0.2		43.00		135.99
June 1, 2016 to May 31, 2017	3,331	59.37	—		—		59.37

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions, and other capacity transactions entered into to manage capacity risks.

[2]	Includes the impact of a 13 MW capacity swap transaction executed between Big Sky and Midwest Generation.
The RPM auction capacity price for the delivery period of June 1, 2016 to May 31, 2017 of $59.37 per MW-day for the western portion of PJM, affecting Midwest Generation, was substantially down from the prior auction mainly due to increased competition from new or upgrades to existing, gas-fired generation, higher imports from nearby markets and low growth in demand due to the slow economy. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by increased energy prices.
Revenues from the sale of capacity beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Coal Price Risk
Midwest Generation purchases coal primarily from the Southern Powder River Basin (PRB) of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal Midwest Generation has under contract at September 30, 2013:

	October through December 2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	13.3	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per million British thermal units (MMBtu) sulfur content remained relatively flat during the nine months ended September 30, 2013 from 2012 year-end prices.

Basis Risk
During the nine months ended September 30, 2013, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 8%, higher by 1%, and lower by less than 1%, respectively. During the nine months ended September 30, 2012, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 6%, lower by 1%, and higher by 1%, respectively. Differences in day-ahead pricing between the individual busbars of Midwest Generation generally arise due to transmission congestion.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At September 30, 2013, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	September 30, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$66	$—	$66
A-	—	—	—
BBB+	1	—	1
BBB	—	—	—
BBB-	—	—	—
Below investment grade	—	—	—
Total	$67	$—	$67

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

The credit risk exposure set forth in the above table is composed of $42 million of net accounts receivable and payables and $25 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted an $85 million cash margin in the aggregate with various counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 62% and 100% of EME's and Midwest Generation's consolidated operating revenues, respectively, for the nine months ended September 30, 2013. At September 30, 2013, EME's account receivable due from PJM was $33 million.
EME's turbine supply agreements contain significant suppliers' obligations for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's wind projects. Two of EME's turbine suppliers, Suzlon Wind Energy Corporation and Clipper Windpower, LLC (Clipper), have been experiencing significant adverse credit and liquidity issues. As a result, EME's ability to enforce performance and warranty guarantees is subject to the credit risk of these counterparties. In April 2013, EME entered into a settlement agreement with Clipper with respect to claims under and termination of the turbine supply, maintenance, and warranty agreements and other related documents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EME's and Midwest Generation's exposures to market risk have not changed materially since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except as set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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
In October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief, and remediation. The matter is currently stayed as a result of the Chapter 11 Cases, although that stay was lifted in April 2013 in part so that the proceedings may continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint. On October 3, 2013, the Pollution Control Board denied Midwest Generation's motion to dismiss the complaint.
In July 2013, the United States Court of Appeals for the Seventh Circuit affirmed the U.S. District Court's dismissal of nine of the ten Prevention of Significant Deterioration (PSD) claims asserted against Midwest Generation and EME by the State of Illinois and the Department of Justice, along with claims related to alleged violations of Title V of the Clean Air Act to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison.
In August 2013, the United States Court of Appeals for the Third Circuit affirmed the U.S. District Court's dismissal of all of claims asserted in the lawsuit filed by the US EPA in January 2011 against Homer City, the sale leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant.
In September 2013, the U.S. District Court issued an order denying the request made by Chevron Kern River Company and Chevron Sycamore Cogeneration Company for leave to appeal the denial of the preliminary injunction in the Chevron adversary proceeding, and permitting their appeal from denial of the motion for relief from the automatic stay.

ITEM 1A. RISK FACTORS
In addition to the risk factors below, refer to "Item 1A. Risk Factors" on page 24 of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012 for a discussion of the risks, uncertainties and other important factors which could materially affect EME's and Midwest Generation's business, financial condition, or future results. The risks described in EME's and Midwest Generation's combined annual report on Form 10-K and in this combined report are not the only risks facing EME and Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's and Midwest Generation's business, financial condition or future results.
Risks Related to Restructuring
Failure to complete the NRG Sale could negatively affect EME's future business and financial results.
On October 18, 2013, EME announced the execution of the Acquisition Agreement with NRG and the Purchaser. Before the NRG Sale may be completed, the parties must satisfy all conditions set forth in the Acquisition Agreement, including, among other things, (i) the confirmation of a Plan of Reorganization and the entry of a Confirmation Order by the Bankruptcy Court, (ii) receipt of applicable government approvals, including FERC approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the declaration of effectiveness of Registration Statement for, and the approval for listing on the New York Stock Exchange of, the NRG common stock to be issued as a portion of the purchase price. Governmental authorities may impose conditions on the completion, or require changes to the terms, of the NRG transaction, and if the conditions or requirements are not satisfied or waived the NRG Sale will not be consummated. These conditions or changes could have the effect of delaying completion of, or imposing additional costs on, the NRG transaction.
If the NRG Sale is not completed, EME still will be required to pay its own costs relating to the NRG Sale, including legal, accounting, financial advisory, filing and printing costs. Also, in certain specified circumstances, EME may be required to pay NRG a cash fee of $65 million plus reimbursement of all reasonable and documented out-of-pocket expenses if the Acquisition Agreement is terminated.

EME will be subject to various uncertainties and contractual restrictions while the NRG Sale is pending that could adversely affect its financial results.
Uncertainty about the effect of the NRG Sale on employees, customers, suppliers and others may have an adverse effect on EME’s business. These uncertainties may impair EME’s ability to attract, retain and motivate key personnel and could cause its customers, suppliers and other contract counterparties to seek to change existing business relationships to EME's disadvantage.
The pursuit of the NRG Sale and the preparation for the transition of EME’s assets from EME to NRG may place a significant burden on EME’s management and internal resources. Employee retention will be particularly challenging prior to the completion of the NRG transaction, due to uncertainty about future employment prospects with NRG.

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
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy and Midwest Generation, LLC for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) Edison Mission Energy Consolidated Statements of Operations, (ii) Edison Mission Energy Consolidated Statements of Comprehensive Income (Loss), (iii) Edison Mission Energy Consolidated Balance Sheets, (iv) Edison Mission Energy Consolidated Statements of Cash Flows, (v) Midwest Generation, LLC Consolidated Statements of Operations, (vi) Midwest Generation, LLC Consolidated Statements of Comprehensive Income (Loss), (vii) Midwest Generation, LLC Consolidated Balance Sheets, (viii) Midwest Generation Consolidated Statements of Cash Flows, and (ix) the Combined Notes to Consolidated Financial Statements.
		x	x

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 8, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)

Date:	November 8, 2013