Form 10-K
period 2013-12-31
EDISON MISSION ENERGY; MIDWEST GENERATION LLC
filed 2014-03-12
CIK 930835, 1134016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Aggregate market value of the registrant's Common Stock held by non-affiliates of Edison Mission Energy as of June 30, 2013: $0. Number of shares outstanding of Edison Mission Energy's Common Stock as of March 12, 2014: 100 shares (all shares held by an affiliate of Edison Mission Energy).
This combined Form 10-K is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Amendment No. 1 to Edison Mission Energy's and Midwest Generation's Form 10-K for the fiscal year ended December 31, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, are incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

i

v

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Acquisition Agreement	a sale of certain assets of EME to NRG pursuant to an Asset Purchase Agreement
Adjusted EBITDA	adjusted earnings before interest, taxes, depreciation and amortization
Ambit	American Bituminous Power Partners, L.P. or its waste coal facility
AOCI	accumulated other comprehensive income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
bcf	billion cubic feet
Big 4 Projects	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Certificate Holders	certain of the holders of the pass-through certificates of Midwest Generation's lessor debt
Chapter 11 Cases	Initial Debtors' chapter 11 cases and the Homer City Debtors chapter 11 cases, collectively
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
Confirmation Order	The confirmation order issued by the Bankruptcy Court in March 2014
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
Debtor Entities	collectively 19 debtors composed of the Initial Debtors and the Homer City Debtors
EIX	Edison International
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.

Homer City Debtors	three additional EME subsidiaries that filed during the second quarter 2013
Initial Debtors	EME and 16 of its wholly owned subsidiaries, including Midwest Generation
ISO(s)	independent system operator(s)
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRG	NRG Energy, Inc.
NRG Sale
Sale of substantially all of EME's assets, including its equity interest in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc., upon Bankruptcy Court confirmation and consummation of a plan of reorganization

NSR	New Source Review
OCI	other comprehensive income (loss)
PJM	PJM Interconnection, LLC
Powerton and Joliet Cure Amount	Payment of cure amount as set forth in Asset Purchase Agreement
Powerton and Joliet Sale Leaseback	a sale leaseback transaction for the Powerton Station and Units 7 and 8 of the Joliet Station with third-party lessors in August 2000
PRB	Powder River Basin
PSA	Plan Sponsor Agreement
PSD	Prevention of Significant Deterioration
Purchaser	NRG Energy Holdings Inc., a wholly owned subsidiary of NRG
Reorganization Trust	A new entity to be formed which will make distributions pursuant to the Plan for the benefit of EME's existing creditors
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Settlement Transaction	A proposed settlement transaction with Edison International as contemplated in the Support Agreement
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among EME, Edison International, and certain holders of EME's senior unsecured notes

The Plan	The Third Amended Plan of Reorganization filed by the Debtor Entities with the Bankruptcy Court
US EPA	United States Environmental Protection Agency
US Treasury Grant(s)	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

EXPLANATORY NOTE
This annual report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation).
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
As of the date of this filing, EME and 19 of its wholly owned subsidiaries, including Midwest Generation, have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). Information on the cases, including each item filed on the docket, is available at www.edisonmissionrestructuring.com. The information set forth on this web site shall not be deemed to be a part of, or incorporated by reference into, EME's and Midwest Generation's annual report on Form 10-K.
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

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME and Midwest Generation's current expectations and projections about future events based on EME's and Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME and Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or Midwest Generation or their respective subsidiaries, include but are not limited to:

•	their ability to consummate the Plan with respect to the Chapter 11 Cases, and to consummate the NRG Sale;

•	the existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	beliefs and assumptions regarding their ability to continue as going concerns;

•	their ability to meet liquidity requirements during periods of operating losses and capital spending programs, and Midwest Generation's ability to fund cash flow deficits and environmental retrofits;

•	their significant cash requirements and limited ability to borrow funds and access the capital markets on reasonable terms;

•	EME's continued ability to monetize tax benefits generated by it and its subsidiaries, either through the Settlement Agreement or otherwise;

•	the impact of reduced natural gas prices resulting from, among other things, shale gas technology on electric capacity and energy prices;

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the wholesale power generation market;

•
environmental laws and regulations, or changes in the application of those laws and regulations, that could require additional expenditures or otherwise affect the cost and manner of business operations, including compliance with the CPS, the CAIR, the MATS rules and thermal discharge and other water quality standards;

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

PART I

ITEM 1. BUSINESS

Overview
EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its Edison Mission Marketing & Trading, Inc. (EMMT) subsidiary.
EME's subsidiaries or affiliates typically have been formed to own full or partial interests in one or more power generation facilities and ancillary facilities, with each plant or group of related plants being individually referred to by EME as a project. EME's operating projects primarily consist of coal- and gas-fired generating facilities and wind energy facilities. As of December 31, 2013, EME's subsidiaries and affiliates owned or leased interests in 42 operating projects with an aggregate net physical capacity of 9,381 megawatts (MW) of which EME's pro rata share was 7,944 MW.
Midwest Generation, an indirect wholly owned subsidiary of EME, was formed in 1999 for the purpose of owning or leasing, making improvements to, and operating and selling the energy and capacity of the power generation assets it purchased from Commonwealth Edison Company (Commonwealth Edison). EME's coal-fired facilities are primarily owned or leased and operated by Midwest Generation. As of December 31, 2013, Midwest Generation operated 4,619 megawatts (MW) of power plants in Illinois (the Midwest Generation plants):

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
Midwest Generation is a party to a contract with EMMT under which, EMMT acting as an agent for Midwest Generation, sells energy and capacity from the Midwest Generation plants into the wholesale market, engages in hedging activities, and provides scheduling and other services. EMMT has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.
EME was formed in 1986 and is incorporated under the laws of the State of Delaware. EME is an indirect subsidiary of EIX. Midwest Generation, a Delaware limited liability company, is a wholly owned subsidiary of Edison Mission Midwest Holdings Co. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME.

Chapter 11 Cases
On December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company, and Western Sierra Energy Company (the Initial Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 2, 2013, 3 additional EME subsidiaries, EME Homer City Generation L.P. (Homer City), Homer City Property Holdings Inc., and Edison Mission Finance Company (collectively, the Homer City Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Initial Debtors' and the Homer City Debtors' chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Initial Debtors and the Homer City Debtors are collectively referred to as the Debtor Entities. The Debtor Entities filed the Chapter 11 Cases due to a combination of pending debt maturities, low realized energy and capacity prices, high fuel costs and low generation, and capital requirements associated with retrofitting the Midwest Generation plants to comply with governmental regulations.
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
In October 2013, EME entered into an Asset Purchase Agreement (the Acquisition Agreement) and the Debtor Entities entered into a Plan Sponsor Agreement that, upon completion, would implement a reorganization of the Debtor Entities through a sale of substantially all of EME’s assets, including its equity interests in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc. (the Purchaser). The sale transaction (the NRG Sale) is a key component of EME's plan of reorganization.
In February 2014, EME entered into a Settlement Agreement with EIX and certain of its unsecured creditors holding a majority of its outstanding senior unsecured notes (the Settlement Agreement). Under the Settlement Agreement, EME filed a Third Amended Plan of Reorganization (the Plan) under which, on the effective date of the Plan (the Effective Date), EME will emerge from bankruptcy free of liabilities but will remain an indirect wholly-owned subsidiary of EIX. A new entity (the Reorganization Trust) will be formed and will make distributions pursuant to the Plan for the benefit of EME’s existing creditors. All assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG as part of the NRG Sale will be transferred to the Reorganization Trust, with the exception of (i) EME’s income tax benefits generated as of the Effective Date which had not previously been paid to EME under tax-allocation agreements with EIX (EME Tax Attributes), estimated at $1.19 billion, which will be retained by the EIX consolidated tax group, (ii) liabilities totaling $241 million associated with the qualified pension plan, the executive retirement plan, the executive deferred compensation plan and uncertain federal and state tax positions, which are being assumed by EIX and (iii) EME’s indirect interest in Capistrano Wind Partners. EIX has disclosed that they have estimated their exposure to the qualified pension plan, executive retirement plan, executive deferred compensation plan and uncertain federal and state tax positions to be approximately $350 million. EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes as follows: $225 million payable on the Effective Date in cash, with one half of the balance payable on each of September 30, 2015 and September 30, 2016, together with interest at 5% per annum from the Effective Date. EME and the Reorganization Trust will release EIX and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between Southern California Edison Company (SCE) and certain of EME’s subsidiaries and obligations under the Settlement Agreement.
The Bankruptcy Court issued a Confirmation Order in March 2014, which confirmed the Plan. The completion of the NRG Sale is expected in April 2014.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. EME's and Midwest Generation's ability to continue as going concerns is dependent on the successful completion of the NRG Sale and an emergence from bankruptcy. However, there is no assurance that these events will occur within their expected time frames or at all.
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
In areas served by independent system operators (ISOs) and regional transmission organizations (RTOs), market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by Federal Energy Regulatory Commission (FERC) approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. In addition, capacity markets in various regional wholesale power markets compensate supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using.

Wholesale Markets
EME's largest power plants are the Midwest Generation plants. Power generated at the Midwest Generation plants is primarily sold into PJM Interconnection, LLC (PJM), an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. Sales may also be made from PJM into the Midwest Independent Transmission System Operator (MISO) RTO, which includes all or parts of Illinois, Wisconsin, Indiana, Michigan and other states in the region.
PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as the Midwest Generation plants, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of each year, PJM conducts a capacity auction (RPM - Reliability Pricing Model) to commit generation, energy efficiency and demand side resources three years forward, and to provide a long-term pricing signal for the construction of capacity resources.

Competition
Developments in shale gas technology have dramatically reduced natural gas prices which in turn has created downward pressure on power prices. As a result, the Midwest Generation plants face increased competition from power generation facilities fueled by natural gas.
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

Overview of EME Facilities
As of December 31, 2013, EME's operations consisted of ownership or leasehold interests in the following operating projects:

Power Plants	Location	Primary Electric Purchaser[2]	Fuel Type	Ownership Interest		Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
MERCHANT POWER PLANTS
Midwest Generation plants[1,7,8]	Illinois	PJM	coal	100%		4,314	4,314
Midwest Generation plants[1,7]	Illinois	PJM	oil	100%		305	305
Merchant Natural Gas
Sunrise[1,7]	California	CAISO	natural gas	50%		586	293
Merchant Wind
Goat Wind	Texas	ERCOT	wind	99.9%	[3]	150	150
Lookout	Pennsylvania	PJM	wind	100%		38	38
Big Sky[7]	Illinois	PJM	wind	100%		240	240
CONTRACTED POWER PLANTS – Domestic
Natural Gas
Big 4 Projects
Kern River[1]	California	SCE	natural gas	50%		305	153
Midway-Sunset[1]	California	PG&E	natural gas	50%		225	113
Sycamore[1,7]	California	SCE	natural gas	50%		318	159
Watson[4,7]	California	SCE	natural gas	49%		416	204
Westside Projects[1]
Coalinga	California	PG&E	natural gas	50%		38	19
Mid-Set	California	PG&E	natural gas	50%		38	19
Salinas River	California	PG&E	natural gas	50%		38	19
Sargent Canyon	California	PG&E	natural gas	50%		38	19

Power Plants	Location	Primary Electric Purchaser[2]	Fuel Type	Ownership Interest		Net Physical Capacity (in MW)	EME's Capacity Pro Rata Share (in MW)
Walnut Creek[7]	California	SCE	natural gas	100%		479	479
Renewable Energy
Capistrano Wind Partners[5]
Broken Bow I	Nebraska	NPPD	wind	16%		80	13
Cedro Hill	Texas	CSA	wind	31%		150	46
Crofton Bluffs	Nebraska	NPPD	wind	20%		40	8
Mountain Wind I	Wyoming	PC	wind	31%		61	19
Mountain Wind II	Wyoming	PC	wind	31%		80	25
Tapestry Wind
Buffalo Bear	Oklahoma	WFEC	wind	100%		19	19
Pinnacle	West Virginia	MDGS/USM	wind	100%		55	55
Taloga	Oklahoma	OGEC	wind	100%		130	130
Viento Funding II
Elkhorn Ridge[7]	Nebraska	NPPD	wind	67%	[5]	80	53
San Juan Mesa[7]	New Mexico	SPS	wind	75%	[5]	120	90
Wildorado	Texas	SPS	wind	99.9%	[3]	161	161
Community Wind North	Minnesota	NSPC	wind	99%	[3]	30	30
Crosswinds	Iowa	CBPC	wind	99%	[3]	21	21
Forward	Pennsylvania	CECG	wind	100%		29	29
Hardin	Iowa	IPLC	wind	99%	[3]	15	15
High Lonesome	New Mexico	APSC	wind	100%		100	100
Jeffers	Minnesota	NSPC	wind	99.9%	[3]	50	50
Laredo Ridge	Nebraska	NPPD	wind	100%		80	80
Minnesota Wind projects[6]	Minnesota	NSPC/IPLC	wind	99%	[3]	50	50
Odin	Minnesota	MRES	wind	99.9%	[3]	20	20
Sleeping Bear	Oklahoma	PSCO	wind	100%		95	95
Spanish Fork	Utah	PC	wind	100%		19	19
Storm Lake[1]	Iowa	MEC	wind	100%		108	108
Coal
American Bituminous	West Virginia	MPC	waste coal	50%		80	40
CONTRACTED POWER PLANTS – International
Doga[1]	Republic of Turkey	TEDAS	natural gas	80%		180	144
Total						9,381	7,944

[1]	Plant is operated under contract by an EME operations and maintenance subsidiary or the plant is operated or managed directly by an EME subsidiary.

[2]	Electric purchaser abbreviations are as follows:

APSC	Arizona Public Service Company	NSPC	Northern States Power Company
CAISO	California Independent System Operator	OGEC	Oklahoma Gas and Electric Company
CBPC	Corn Belt Power Cooperative	PC	PacifiCorp
CECG	Constellation Energy Commodities Group, Inc.	PG&E	Pacific Gas & Electric Company
CSA	City of San Antonio	PJM	PJM Interconnection, LLC
ERCOT	Electric Reliability Council of Texas	PSCO	Public Service Company of Oklahoma
IPLC	Interstate Power and Light Company	SCE	Southern California Edison Company
MDGS	Maryland Department of General Services	SPS	Southwestern Public Service
MEC	Mid-American Energy Company	TEDAS	Türkiye Elektrik Dagitim Anonim Sirketi
MPC	Monongahela Power Company	USM	University System of Maryland
MRES	Missouri River Energy Services	WFEC	Western Farmers Electric Cooperative
NPPD	Nebraska Public Power District

[3]	Represents EME's current ownership interest. If the project achieves a specified rate of return, EME's interest will decrease.

[4]	A dispute exists with one of EME's offtakers at this facility, and currently the facility is only being paid for an output of 397 MW.

[5]	Ownership percentages are calculated based on the partners' investment into each project.

[6]	Composed of four individual wind projects.

[7]
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

[8]	Certain of these sites are leased pursuant to the Powerton and Joliet Sale Leaseback.

At December 31, 2013, the fuel sources for these projects were as follows:

Fuel Source	Percentage of EME's Generation Capacity
Coal	55%
Natural gas/oil	24%
Renewable energy	21%

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
In conjunction with the Powerton and Joliet Sale Leaseback, Midwest Generation leased substantially all the property on which the generating units are located to the owner trusts under site leases, and the owner trusts in turn subleased their undivided ground interest in the property back to Midwest Generation under site subleases. The terms of the site subleases are 33.75 years for the Powerton property and 30 years for the Joliet property, with renewal options. Rent is due under the leases on each January 2 and July 2.
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and during the pendency of the Chapter 11 Cases, Midwest Generation did not make any of the three scheduled lease payments of $76 million due on January 2, 2013, July 2, 2013 and January 2, 2014. Midwest Generation did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million and beginning in July 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9—Commitments and Contingencies—Powerton and Joliet Sale Leaseback."
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
Power Sales
Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT, an EME subsidiary engaged in power marketing and trading activities, with customers through a combination of forward energy sales, spot market sales and bilateral agreements (resulting from negotiations or from auctions). Power generated at the Midwest Generation plants is sold into the PJM market.
Fuel Supply
Midwest Generation purchases coal from several suppliers located in the Southern Powder River Basin (PRB) of Wyoming. The total volume of coal consumed annually depends on the amount of electricity generated. Excluding consumption from retired stations, historical consumption has ranged between 13.4 million to 16.5 million tons. Coal consumption in the current low natural gas price environment may be lower than the historical range. Coal is transported under transportation agreements with Union Pacific Railroad and various short-haul carriers. In late 2011, Midwest Generation signed agreements, effective January 1, 2012, to provide such fuel transportation on a long-term basis. As of December 31, 2013, Midwest Generation leased approximately 2,400 railcars to transport the coal from the mines to the generating stations under leases with various termination dates through 2015. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
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

Natural Gas
Sunrise Project
EME owns a 50% interest in Sunrise Power Company, LLC, which owns a 586 MW natural gas-fired combined cycle facility in Kern County, California (Sunrise). The project operates on a merchant basis selling into the California ISO market and dispatch depends on market conditions. Historically, Sunrise has operated more during the summer months due to higher demand driven by warmer weather, and for the summer months of 2013, Sunrise had resource adequacy contracts for capacity with PG&E and SDG&E. However, the profitability of Sunrise as a merchant generator depends on market prices for power and natural gas and future results may differ from historical earnings.

Contracted Power Plants

Natural Gas
Walnut Creek Project
Walnut Creek is a 479 MW natural gas-fired peaker plant in southern California. Construction on the project began in June 2011 and in December 2012, EME began start-up and testing at the project, including the sale of power on a merchant basis. The project achieved commercial operation in the second quarter of 2013 and began selling power under its 10 year- power sales agreement with SCE in June 2013.
Natural Gas - Cogeneration
In December 2010, the California Public Utilities Commission (CPUC) approved a comprehensive settlement of various issues related to power sales from cogeneration facilities. The settlement establishes a mechanism to foster new power purchase agreements for such facilities and provides for transition power purchase agreements during implementation. The settlement became effective on November 23, 2011. Cogeneration facilities subject to the settlement, including the Big 4 Projects described below, are eligible to continue to receive administratively set pricing through July 2015 and participate in three competitive solicitations required to be conducted by each investor-owned utility for new seven-year contracts.
Big 4 Projects
EME owns partnership investments in Kern River Cogeneration Company (Kern River), Midway-Sunset Cogeneration Company (Midway-Sunset), Sycamore Cogeneration Company (Sycamore) and Watson Cogeneration Company (Watson and collectively with Kern River, Midway-Sunset, and Sycamore, the Big 4 Projects).
Kern River
Kern River sold electricity to SCE under a transition power purchase agreement, pursuant to the settlement described above, through the end of 2013. Kern River began selling electricity under a long-term power purchase agreement with PG&E in January 2014. Kern River sells steam to Chevron North America Exploration and Production Company, a division of Chevron U.S.A., Inc, under an agreement that expires concurrently with the PG&E power purchase agreement. For additional information regarding a dispute between the partners in Kern River, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Chevron Adversary Proceeding."
Midway-Sunset
Midway-Sunset sells electricity to PG&E under a power purchase agreement that expires in 2016 and sells electricity and steam to Aera Energy LLC under agreements that expire concurrently with the power purchase agreement. Midway-Sunset signed a new power purchase agreement with PG&E that, upon approval by the CPUC, will extend electricity sales through 2020. In connection with the new PG&E agreement, in 2015 Midway-Sunset will invest $14 million to convert two of its turbines to peaking operation, and has extended the Aera agreements as well.
Sycamore
Sycamore sold electricity to SCE under a transition power purchase agreement, pursuant to the settlement described above, through the end of 2013. Sycamore began selling electricity under a long-term power purchase agreement with SCE in January 2014. Sycamore sells steam to Chevron North America Exploration and Production Company, a division of Chevron U.S.A., Inc., under an agreement that expires concurrently with the SCE power purchase agreement. For additional information regarding a dispute between the partners in Sycamore, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies—Chevron Adversary Proceeding."
Watson
Watson sells electricity to SCE under a transition power purchase agreement, pursuant to the settlement described above. Watson currently sells power and steam to Tesoro Refining and Marketing Company LLC (Tesoro) under agreements that expire in 2014. Tesoro assumed these agreements from BP West Coast Products LLC during the second quarter of 2013.
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
Natural Gas - International
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

Wind Plants	Power Purchase Agreement Expiration Year/RTO or ISO	Production Tax Credit Expiration Date	Commercial Operation or Acquisition Date
Capistrano Wind Partners
Broken Bow I	2032[6]	December 2022	December 2012
Cedro Hill	2030	Qualified for US Treasury Grant	November 2010
Crofton Bluffs	2032[6]	November 2022	November 2012
Mountain Wind I	2033	July 2018	July 2008
Mountain Wind II	2033	September 2018	September 2008
Tapestry Wind
Buffalo Bear	2033	December 2018	December 2008
Pinnacle	2031	Qualified for US Treasury Grant	December 2011/January 2012
Taloga	2031	Qualified for US Treasury Grant	July 2011
Viento Funding II
Elkhorn Ridge	2029	December 2018	March 2009
San Juan Mesa	2025	December 2015	December 2005
Wildorado	2027	April 2017	April 2007
Big Sky[5]	PJM	Qualified for US Treasury Grant	February 2011
Community Wind North[1]	2031	Qualified for US Treasury Grant	May 2011
Crosswinds[2]	2022[6]	June 2017	June 2007
Forward	2017	April 2018	April 2008
Goat Wind[5]	ERCOT	Phase I - April 2018; Phase II - qualified for US Treasury Grant	April 2008/June 2009
Hardin[3]	2027	May 2017	May 2007
High Lonesome	2039	Qualified for US Treasury Grant	July 2009
Jeffers	2028	October 2018	October 2008
Laredo Ridge	2031	Qualified for US Treasury Grant	February 2011
Lookout[5]	PJM	September 2018	October 2008
Minnesota[4]	2021-2029[7]	June 2009-July 2016	April 2006
Odin	2028	June 2018	May 2008
Sleeping Bear	2032	October 2017	September 2007
Spanish Fork	2028	July 2018	July 2008
Storm Lake	2019	June 2009	May 1999

[1]	Twelve separate limited liability companies collectively form the wind farm.

[2]	Ten separate limited liability companies collectively form the wind farm.

[3]	Seven separate limited liability companies collectively form the wind farm.

[4]	Thirty-four separate limited liability companies each own a small wind-powered electric generation facility.

[5]	Merchant wind-powered projects.

[6]	Agreement includes a five-year renewal option.

[7]
Each of the Minnesota Wind projects sells electricity under a power purchase agreement with Northern States Power Company that expires between 2025 and 2029, or with Interstate Power and Light Company that expires in 2021.

Asset Management and Trading Activities
EME's power marketing and trading subsidiary, EMMT, manages the energy and capacity of EME's merchant generating plants and, in addition, trades electric power, natural gas, oil, weather and related commodity and financial products, including forwards, futures, options and swaps. EMMT segregates its activities into two categories:

•
Asset Management—EMMT engages in the sale of energy and capacity and the purchase and sale of fuels, including natural gas and fuel oil, through intercompany contracts with EME's subsidiaries that own or lease EME's facilities. Historically, EME has used derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. The objective of these activities has been to sell the output of the facilities on a forward basis or to hedge the risk of future changes in prices or price differences between different locations. Hedging activities typically include on-peak and off-peak periods and may include load service requirements contracts with local utilities. Transactions related to hedging activities are designated separately from EMMT's trading activities. Not all contracts entered into by EMMT for hedging purposes qualify as hedges for accounting purposes.

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
Each of EME's domestic generating facilities is either a qualifying facility (QF), as determined by the FERC, or the subsidiary owning the facility is an exempt wholesale generator (EWG). Most QFs are exempt from the ratemaking and several other provisions of the Federal Power Act (FPA). Midwest Generation and EME's other EWGs, except the Goat Wind and Cedro Hill wind projects, are subject to the FERC's ratemaking jurisdiction under the FPA, but have been authorized to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, EME's power marketing subsidiaries, including EMMT, has been authorized by the

FERC to make wholesale market sales of power at market-based rates and are subject to the FERC ratemaking regulation under the FPA.
If one of the projects in which EME has an interest were to lose its QF or EWG status, the project would no longer be entitled to the related exemptions from regulation and could become subject to rate regulation by the FERC and state authorities. Loss of status could also trigger defaults under covenants contained in the project's power sales agreements and financing agreements.
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
Reliability Standards
North American Electric Reliability Corporation (NERC) establishes and enforces reliability standards for the bulk power system. EME and Midwest Generation believe they have taken appropriate steps to be substantially compliant with current NERC reliability standards that apply to their operations.
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

Environmental Matters and Regulations (EME and Midwest Generation, except as noted)
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME's existing facilities, including the Midwest Generation plants, and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. In addition, as discussed in "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies," the United States Environmental Protection Agency (US EPA) and others have from time to time sought to involve EME and Midwest Generation in litigation related to facilities owned by EME's subsidiaries. The facilities of EME's subsidiaries which are most affected by environmental regulation are located in Illinois. Additional information about environmental matters, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Investment Plan" and "—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."

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
Federal environmental regulations require states to adopt state implementation plans (SIPs), for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. The SIPs must be equal to or more stringent than the federal requirements and must be submitted to the US EPA for approval. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain compliant air quality in attainment areas. If the attainment status of areas changes, states may be required to develop new SIPs that address the changes. Many of EME's and its subsidiaries' facilities are located in areas that have not attained NAAQS for ozone (affected by NOx emissions from power plants) and fine particulate matter (affected by SO2 and NOx emissions from power plants).
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
On July 6, 2011, the US EPA adopted the CSAPR. The CSAPR contemplated emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions. The CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading.
In August 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the CSAPR and directed the US EPA to continue administering the CAIR pending the promulgation of a valid replacement. The U.S. Supreme Court agreed to review the United States Court of Appeals for the District of Columbia Circuit's August 2012 decision and heard oral arguments on the matter in December 2013.
Revised NAAQS for SO2
In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. In June 2011, the Illinois EPA submitted its initial recommended attainment/nonattainment designations in connection with the standard. The Illinois EPA recommended designating parts of Tazewell County (where the Powerton plant is located) and Will and Cook Counties as nonattainment with this standard. The recommended designation for parts of Will and Cook Counties included the area where the Will County plant is located, but not the areas where Midwest Generation's other plants in those counties are located. The US EPA approved these designations in August 2013.
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
NOx Emissions—Beginning in calendar year 2012 and continuing in each calendar year thereafter, Midwest Generation must comply with an annual and seasonal NOx emission rate of no more than 0.11 lbs/million British thermal units (Btu). Midwest Generation's 2013 fleetwide NOx emission rate complied with this regulation.
SO2 Emissions—Midwest Generation must comply with an overall SO2 annual emission rate beginning with 0.44 lbs/million Btu in 2013 and decreasing annually until it reaches 0.11 lbs/million Btu in 2019 and thereafter. Midwest Generation's 2013 fleetwide SO2 emission rate complied with this regulation, including an emissions tonnage cap of 57,000 tons that applied in 2013.
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
Ozone
National Ambient Air Quality Standards
In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. In September 2011, President Obama announced that the proposed revision was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. New primary and secondary ozone standards are expected to be proposed in 2014.
In June 2012, the US EPA designated the counties in Illinois where Midwest Generation's coal-fired power plants are located as nonattainment with the 2008 NAAQS, other than Tazewell County, where the Powerton Station is located. Illinois has not yet submitted a SIP outlining how compliance with the 2008 NAAQS will be achieved.
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

Water Quality
Clean Water Act
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized in 2014. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
In June 2013, the US EPA proposed changes to the Steam Electric Guideline Regulation which sets discharge limits for various operations which discharge to waters of the United States. EME is reviewing the proposed rule and intends to provide comments. The rule is scheduled for issuance by May 2014.
Illinois
Midwest Generation is a party to an administrative proceeding before the Illinois Pollution Control Board to determine whether more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River, which supply cooling water to Midwest Generation's Will County and Joliet Stations, will be implemented. This proceeding could conclude in 2014 and the rule, if implemented, is expected to affect the manner in which those stations use water for station cooling. It is not possible to predict the final form of the rule or how it would impact the operation of the affected stations; however, if the regulations proposed by the Illinois EPA are adopted without modification, significant capital expenditures may be required.

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
In June 2012, the United States Court of Appeals for the District of Columbia Circuit dismissed the challenge by industry groups and some states to the GHG Tailoring Rule. In December 2012, petitions for rehearing by the full District of Columbia Circuit filed by states and industry groups were denied. Subsequently, the U.S. Supreme Court agreed to review the District of Columbia Circuit's determination that the CAA required the US EPA to regulate GHGs pursuant to the PSD program once GHGs were regulated under another provision of the CAA. A decision in this appeal is expected by June 2014.

In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG Tailoring Rule.
Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify EME's and Midwest Generation's facilities in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects. In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA and would propose performance standards for emissions from new and modified power plants and emissions guidelines for existing power plants. In March 2012, the US EPA announced proposed CO2 emissions limits for new power plants but did not finalize these regulations.
In September 2013, the US EPA proposed new regulations governing CO2 emissions from new electric generating stations. These regulations replace its original proposal. The US EPA intends to issue proposed GHG emission standards for reconstructed and existing electric generating stations in June 2014 and to promulgate such standards in June 2015. States would be required to submit their implementation plans responding to such guidelines to the US EPA one year after the regulations are promulgated.
Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year. EME's 2013 GHG emissions were approximately 31 million metric tons. Midwest Generation's 2013 GHG emissions were approximately 25 million metric tons.
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
EME's operations in California are subject to two laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 requires the California Air Resources Board (CARB) to develop regulations, effective in 2012, that would reduce California's GHG emissions to 1990 levels in yearly increments by 2020. In December 2011, the CARB regulation was officially published, establishing a California cap-and-trade program. The first compliance period under the regulations is for 2013 GHG emissions. CARB regulations implementing a cap-and-trade program, and the cap-and-trade program itself, continue to be the subject of litigation. EME's facilities complied with AB 32 in 2013. In December 2011, a federal district court enjoined the Low Carbon Fuel Standard, another AB 32 program regulating the carbon content of transportation fuels (including electricity), on constitutional commerce clause grounds. In September 2013, the United States Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the district court's judgment, vacated the preliminary injunction, and remanded the case to the district court for further proceedings. A motion to rehear the case was denied by the Court of Appeals in January 2014.
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

Employees
At December 31, 2013, EME employed 1,047 people, including 586 employees of Midwest Generation. At December 31, 2013, approximately 42% and 75% of the employees of EME and Midwest Generation, respectively, were covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement expires on December 31, 2014. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on March 31, 2015.

EME's and Midwest Generation's Relationship with Certain Affiliated Companies
EIX is a holding company. EME is an indirect subsidiary of EIX, and Midwest Generation is an indirect subsidiary of EME. EIX is also the corporate parent of SCE, an electric utility that serves customers in California.
EME and EIX will continue to provide ongoing shared services to each other and to Midwest Generation in the ordinary course, through the earlier of the consummation of the NRG Sale or, under certain circumstances, through July 31, 2014. If EIX fails to provide these services, it could have a material adverse effect on EME.

ITEM 1A. RISK FACTORS

Risks Related to Restructuring
EME and Midwest Generation will be subject to the risks and uncertainties associated with bankruptcy cases for the duration of the Chapter 11 Cases.
EME, Midwest Generation and the other Debtor Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, the Debtor Entities' business and operations are, and will continue to be, subject to various risks, including but not limited to, the following:

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
EME and Midwest Generation are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with EME's and Midwest Generation's plans. These risks and uncertainties could affect business and operations in various ways and may also affect the date of the Debtor Entities' emergence from Chapter 11 bankruptcy protection. EME and Midwest Generation cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on their business, financial condition and results of operations. These risks could affect EME's and Midwest Generation's ability to continue as going concerns.
Failure to complete the NRG Sale could negatively affect EME's future business and financial results.
On October 18, 2013, EME announced the execution of the Acquisition Agreement with NRG and the Purchaser. Before the NRG Sale may be completed, the parties must satisfy all conditions set forth in the Acquisition Agreement, including, among other things, governmental and regulatory approvals. Certain conditions, such as the confirmation of the Plan and the entry of a Confirmation Order by the Bankruptcy Court, have already been met. If the remaining conditions or requirements are not satisfied or waived the NRG Sale will not be consummated. These conditions or changes could have the effect of delaying completion of, or imposing additional costs on, the NRG Sale.
Termination of the Acquisition Agreement would cause a termination of the Settlement Agreement, which in turn would create additional uncertainties regarding the confirmation of the Plan and could delay the resolution of the Chapter 11 Cases.
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
Uncertainties while the NRG Sale is pending that could adversely affect EME's financial results.
The pursuit of the NRG Sale and the preparation for the transition of EME’s assets from EME to NRG may place a significant burden on EME’s management and internal resources. Uncertainty about the effect of the NRG Sale on employees, customers, suppliers and others may have an adverse effect on their businesses. Employee retention will be particularly challenging prior to the completion of the NRG transaction, due to uncertainty about future employment prospects with NRG.
EME may not be able to successfully implement the restructuring set forth in the Plan.
The effectiveness of the Plan is subject to a number of conditions which include, among other things:

•	Consummation of the NRG Sale, which is expected in April 2014;

•	Payment of the Powerton and Joliet Cure Amount; and

•	Establishment of the Reorganization Trust and funding of escrow accounts therein.
If these conditions are not met, it is unclear whether EME, Midwest Generation and the other Debtor Entities will be able to reorganize their businesses and emerge from Chapter 11 bankruptcy protection. If a protracted reorganization or liquidation were to occur, there can be no assurance as to what, if any, distribution holders of claims against, or equity interests in, the Debtor Entities ultimately would receive with respect to their claims or equity interests; in addition, the Debtor Entities could continue to face ongoing litigation and incur other significant costs.
Material claims have been asserted in the Chapter 11 Cases. The amount of approved claims as ultimately determined by the Bankruptcy Court may be different than the current estimated claims liability.
Although many material claims have been resolved during the pendency of the Chapter 11 Cases, certain of those claims remain unresolved. EME and Midwest Generation have recorded an estimate for expected claims in liabilities subject to compromise; however the ultimate resolution of such claims and other obligations may vary from this estimate. The amount of approved claims as ultimately determined by the Bankruptcy Court could have a material impact on the recoveries of creditors of the relevant Debtor Entities.

Liquidity Risks
EME and Midwest Generation have significant cash requirements and significant obligations, and expect to incur substantial losses in 2014 and subsequent years.
At December 31, 2013, EME, and its subsidiaries without contractual dividend restrictions, had cash and cash equivalents of $1,126 million, which includes Midwest Generation cash and cash equivalents of $118 million. As of December 31, 2013, EME had significant obligations including:

•	$3.7 billion senior unsecured debt and $315 million of other obligations were recorded as a liability subject to compromise (LSTC) as a result of the filing of the Chapter 11 Cases;

•	$1.5 billion in secured project level debt held by non-debtor EME subsidiaries, which is not guaranteed by EME and is not recorded in LSTC; and

•
$1.4 billion of principal and accrued interest on the intercompany loan from Midwest Generation under which EME has historically made payments to Midwest Generation. During the pendency of the Chapter 11 Cases, EME did not make any of the three scheduled principal and interest payments of $61 million due on January 2, 2013, July 2, 2013 and January 2, 2014. Upon consummation of the Plan and the NRG Sale, this loan and accrued interest will be canceled.

As of December 31, 2013, Midwest Generation had significant obligations including:

•	$434 million of lease financing obligations related to the Powerton and Joliet Sale Leaseback, which are recorded in LSTC (these obligations are guaranteed by EME); and

•	$106 million of other obligations in Midwest Generation's LSTC.
In addition, under the CPS, Midwest Generation must install certain emissions control equipment or permanently retire the units. Currently, Midwest Generation estimates that its CPS compliance plan would require the installation of up to $833 million of emissions controls if all units are retrofit. EME's and Midwest Generation's current financial position limits their financial flexibility, places them at a competitive disadvantage compared to competitors that have less debt and increases their vulnerability to general adverse economic and industry conditions.
EME and Midwest Generation have experienced, and continue to experience, operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. EME has been limited in the amount of capital it can contribute to Midwest Generation. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, Midwest Generation expects to incur an operating cash flow deficit and operating losses in

2014 and subsequent years which, coupled with the need to retrofit the Midwest Generation plants to comply with governmental regulations, will exhaust its liquidity. If cash flow and other means for assuring liquidity are unavailable or insufficient, Midwest Generation may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. For further discussion of liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
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
EME may not be able to monetize tax benefits that it has generated.
Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive payments from EIX for tax losses and credits generated by EME. As a result of losses within the EIX consolidated tax group, EIX has not fully utilized EME's tax benefits. Further, as a result of the tax-allocation agreements being applied to give priority to SCE generated tax benefits, EIX has not fully compensated EME for EME's tax benefits utilized by EIX. During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013.
The parties to the Settlement Agreement have agreed that EME will receive payment for 50% of the EME Tax Attributes. If the Settlement Agreement is terminated, as a result of the termination of the Acquisition Agreement or otherwise, then, as of January 1, 2014 benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be paid by EIX. Additionally, tax benefits that had previously been generated by EME and not utilized in the EIX consolidated tax return on a statutory basis will generally be available for use by EME in its own consolidated return, but may be reduced by cancellation of indebtedness income (COD income) or as a result of the application of the consolidated return rules.
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
If the Plan and the NRG Sale are consummated, the intercompany loan between Midwest Generation (as the lender) and EME (as the borrower) will be canceled. If the NRG Sale does not close, the intercompany loan will be subject to allowance or disallowance as part of the claims reconciliation process in the Chapter 11 Cases. Any party in interest in the Chapter 11 Cases will have the ability to object to any such claim. The allowance or disallowance of any claim arising under the intercompany loan could have a material impact on the recoveries of the creditors of the relevant Debtor Entities.

Regulatory and Environmental Risks
EME and Midwest Generation are subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.
EME's and Midwest Generation's operations are subject to extensive and frequently changing environmental regulations with respect to, among other things, air quality, water quality and waste disposal, which involve significant and increasing costs and substantial uncertainty. EME and Midwest Generation are required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify their facilities. Failure to comply with these requirements could subject them to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail operations of their projects. They may also be exposed to risks arising from past, current or future contamination at their former or existing facilities or arising from off-site waste disposal sites that have been used in their operations.
EME and Midwest Generation devote significant resources to environmental monitoring, emissions control equipment and emission allowances to comply with environmental regulatory requirements and believe that they are currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed enforcement actions against Midwest Generation and Homer City alleging violations of the CAA and other regulations at the Midwest Generation plants and the Homer City plant previously owned by Homer City. For more detail with respect to these matters, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
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
Electricity and the facilities that produce and transmit it can be dangerous for employees and the general public. Injuries caused by such facilities can subject EME or Midwest Generation to liabilities that, despite the existence of insurance coverage, can be significant but are also very difficult to predict. The range of possible liabilities includes amounts that could adversely affect EME's and Midwest Generation's liquidity and results of operations.

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
In addition to volatile power prices, EME's and Midwest Generation's businesses are subject to changes in the cost of fuel, transportation, sorbents, and other commodities used for power generation and emission controls. These costs can be volatile and are influenced by many factors outside EME's and Midwest Generation's control. The price at which energy can be sold may not rise or fall at the same rate as a corresponding rise or fall in commodity costs. Operations at the Midwest Generation plants are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers and is transported by rail under a multi-year, long-term transportation contract. All of these factors may have an adverse effect on EME's and Midwest Generation's financial condition and results of operations. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Coal Price Risk."
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
EME leases its principal office in Santa Ana, California. The office lease is currently for approximately 71,000 square feet and expires on December 31, 2020. EME also leases office space in Chicago, Illinois; Bolingbrook, Illinois; and Boston, Massachusetts. The Chicago lease is for approximately 8,000 square feet and expires on November 30, 2016. The Bolingbrook lease is for approximately 20,000 square feet and expires on June 30, 2014. The Boston lease is for approximately 35,000 square feet and expires on September 30, 2017. Some of the leases contain extension and/or early termination options.

ITEM 3. LEGAL PROCEEDINGS
For a discussion of the material legal proceedings specifically affecting EME and Midwest Generation, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

ITEM 4. MINE SAFETY DISCLOSURES (EME only)
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EME
As of the date hereof, 100 shares of the outstanding common stock of EME are owned by Mission Energy Holding Company, which is a wholly owned subsidiary of Edison Mission Group Inc., a wholly owned subsidiary of EIX. There is no market for EME's common stock. Dividends on EME's common stock are paid when declared by EME's board of directors. EME did not pay or declare any dividends during 2013, 2012 and 2011. For more information about dividend restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Restrictions in Major Financings" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Midwest Generation
Midwest Generation is wholly owned by Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. There is no market for Midwest Generation's membership interest.
Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $225 million in 2011. No cash distributions were made by Midwest Generation in 2013 and 2012. For more information about distributions and restrictions on distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Midwest Generation Equity Distributions and Tax Payments" and "—Dividend Restrictions in Major Financings."

ITEM 6. SELECTED FINANCIAL DATA
EME
The following selected financial data was derived from EME's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to the financial statements, included in this annual report.

	Years Ended December 31,
(in millions)	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Operating Revenues	$1,331	$1,287	$1,653	$1,788	$1,715
Operating Expenses[1]	1,910	1,615	2,351	1,594	1,511
Operating income (loss)	(579)	(328)	(698)	194	204
Income (loss) from continuing operations before reorganization items and income taxes	(615)	(594)	(888)	65	32
Reorganization items, net	120	43	—	—	—
Provision (benefit) for income taxes	(93)	160	(441)	(16)	(60)
Income (loss) from continuing operations	(642)	(797)	(447)	81	92
Income (loss) from operations of discontinued subsidiaries, net of tax	1	(112)	(632)	82	102
Net Income (Loss)	(641)	(909)	(1,079)	163	194
Net (Income) Loss Attributable to Noncontrolling Interests	(29)	(16)	1	1	3
Net Income (Loss) Attributable to EME Common Shareholder	$(670)	$(925)	$(1,078)	$164	$197

[1]
Operating expenses included asset impairment charges of $466 million, $15 million, $704 million and $40 million in 2013, 2012, 2011 and 2010, respectively. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

	December 31,
(in millions)	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Current assets	$1,535	$1,323	$1,941	$1,579	$1,554
Total assets	6,973	7,520	8,323	9,321	8,633
Current liabilities	529	820	548	497	557
Liabilities subject to compromise	4,015	3,959	—	—	—
Long-term debt net of current portion	1,171	749	4,855	4,342	3,929
Total EME common shareholder's equity (deficit)	(121)	444	1,662	2,817	2,761

Midwest Generation
The following selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
(in millions)	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Operating revenues from marketing affiliate	$817	$892	$1,286	$1,479	$1,487
Operating expenses[1]	1,403	2,489	1,802	1,191	1,117
Operating income (loss)	(586)	(1,597)	(516)	288	370
Total other income (expense)	(23)	77	74	69	55
Income (loss) before reorganization items and income taxes	(609)	(1,520)	(442)	357	425
Reorganization items, net	41	6	—	—	—
Provision (benefit) for income taxes	(17)	(62)	(172)	142	166
Net income (loss)	$(633)	$(1,464)	$(270)	$215	$259
1    Operating expenses included asset impairment charges of $466 million, $640 million and $40 million in 2013, 2011 and 2010, respectively. Operating expenses in 2012 included a $1.4 billion charge for a valuation allowance on Midwest Generation's note receivable from EME. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges" and "—Note 15. Related Party Transactions."

	December 31,
(in millions)	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Current assets	$273	$322	$610	$680	$677
Total assets	1,806	2,428	4,190	4,942	5,063
Current liabilities	91	41	239	263	333
Liabilities subject to compromise	540	529	—	—	—
Lease financings, net of current portion	—	2	439	556	665
Other long-term obligations	113	190	243	345	320
Member's equity	1,062	1,666	3,269	3,778	3,745

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EDISON MISSION ENERGY OVERVIEW
EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its EMMT subsidiary.

Highlights of Operating Results
The following table reconciles net loss attributable to the EME common shareholder on EME's consolidated statements of operations to earnings before interest, taxes, depreciation and amortization, as adjusted for certain items discussed below (Adjusted EBITDA):

	Years Ended December 31,			Year Ended December 31, 2011
(in millions)	2013	2012	Change
Net loss attributable to EME common shareholder	$(670)	$(925)	$255	$(1,078)
Depreciation and amortization	271	268	3	289
Net interest expense	89	324	(235)	321
Loss on early extinguishment of debt	3	—	3	—
Asset impairments and other charges[1]	464	28	436	714
Reorganization items, net	120	43	77	—
Restructuring costs[2]	7	—	7	—
Provision (benefit) for income taxes[3]	(13)	230	(243)	(375)
Gain on sale of investments[4]	—	—	—	(8)
Loss (income) from discontinued operations, net of tax	(1)	112	(113)	632
Adjusted EBITDA	$270	$80	$190	$495

[1]	For additional information see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

[2]	For additional information see "Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities—Cost Reduction Activities."

[3]
Provision (benefit) for income taxes excludes the impact of production tax credits and includes changes in the valuation allowance. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

[4]	Reflects the sale of March Point in 2011.
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

The following table shows the Adjusted EBITDA of EME's projects:

	Years Ended December 31,
(in millions)	2013	2012	2011
Midwest Generation plants	$(72)	$(152)	$225
Renewable energy projects	152	143	144
Energy trading[1]	77	66	74
Walnut Creek	71	(2)	(1)
Big 4 Projects[2]	45	36	44
Sunrise[2]	(7)	8	32
Doga[2]	6	11	26
Westside Projects[2]	6	—	7
Other projects	8	16	15
	$286	$126	$566
Corporate administrative and general	(96)	(115)	(137)
Production tax credits	80	69	66
Adjusted EBITDA	$270	$80	$495

[1]	Adjusted EBITDA for energy trading does not include administrative and general costs, which are included in corporate administrative and general to calculate consolidated Adjusted EBITDA.

[2]	Adjusted EBITDA is equal to equity in income (loss) from unconsolidated affiliates.
EME's Adjusted EBITDA in 2013 increased compared to 2012 primarily due to the following:

•	$80 million increase in results from the Midwest Generation plants primarily attributable to lower plant operations and support fuel costs partially offset by lower capacity revenues;

•	$73 million increase in results from Walnut Creek which achieved commercial operation in the second quarter of 2013 and began selling power under its power purchase agreement with SCE in June 2013;

•
$20 million increase in the results of the renewable energy projects primarily attributable to the results of Broken Bow I and Crofton Bluffs wind projects that achieved commercial operation in the fourth quarter of 2012, and higher generation and merchant pricing at Big Sky and Goat Wind projects, partially offset by higher plant operations costs at the High Lonesome wind project and income allocated to outside investors of Capistrano Wind Partners;

•	$19 million decrease in corporate administrative and general expenses due to lower departmental spending and a reduction in shared services charges from EIX;

•
$11 million increase in energy trading income primarily attributable to higher power and natural gas trading revenues and marketing service fees, partially offset by lower revenues from congestion contracts;

•	$9 million increase in the results of the Big 4 Projects due to higher energy margin at Watson and Sycamore and a property tax refund at Watson; and

•	$6 million increase in the results of Westside Projects primarily attributable to higher energy margin, partially offset by higher fuel costs and operating expenses.
The 2013 increase in Adjusted EBITDA was partially offset by the following:

•	$15 million decrease in the results of the Sunrise project primarily due to lower generation and lower merchant prices; and

•	$5 million decrease attributable to lower distributions received from the Doga project.
EME's Adjusted EBITDA in 2012 decreased compared to 2011 primarily due to the following:

•
$377 million decrease in results from the Midwest Generation plants primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs;

•	$24 million decrease in the results of the Sunrise project due to lower revenues as the project transitioned to merchant generation;

•
$15 million decrease in the results of the Big 4 Projects and the Westside Projects due to lower energy margins resulting from lower natural gas prices in 2012 and due to additional revenue in 2011 from a CPUC-approved settlement that provided for price adjustments for energy sold prior to the settlement as discussed in "Item 1. Business—Contracted Power Plants—Natural Gas - Cogeneration";

•
$15 million decrease in distributions received from the Doga project compared to 2011 due to the release of previously restricted cash in 2011 as a result of the repayment of the remaining project debt; and

•	$8 million decrease in energy trading income due to lower revenues from trading power and PJM congestion contracts.
The 2012 decrease in Adjusted EBITDA was partially offset by the following:

•	$22 million decrease in corporate administrative and general expenses attributable to lower development expenses at wind projects and lower departmental spending.

Management's Overview
The Debtor Entities filed the Chapter 11 Cases due to a combination of pending debt maturities, low realized energy and capacity prices, high fuel costs and low generation, and capital requirements associated with retrofitting the Midwest Generation plants to comply with governmental regulations.
During the pendency of the Chapter 11 Cases, activities have focused on developing strategic alternatives to maximize the value of the Debtors' Estates. EME and Midwest Generation sponsored several initiatives during 2013 intended to reduce expenses, preserve liquidity, stabilize operations and relationships with vendors, employees, and other essential constituents, and reconcile claims submitted through the Bankruptcy Court. As a result, at December 31, 2013, EME increased cash and cash equivalents by $288 million and Midwest Generation reduced plant operations expense by $111 million as compared to the balances at December 31, 2012. During 2013, plant reliability was also improved.
EME and Midwest Generation also developed the Plan, which is to be achieved through the NRG Sale and the Settlement Agreement. These activities ultimately culminated in the confirmation of the Plan by the Bankruptcy Court in March 2014. Completion of the NRG Sale is expected in April 2014.
The cost reduction and business stabilization efforts protected the value of the Debtor Entities, despite the continued weak market conditions for merchant generators. However, as a result of continuing low commodity prices and based on further analysis of their capital allocation strategy, EME and Midwest Generation recorded an impairment charge of $464 million related to Midwest Generation's Will County Station. This impairment does not constitute a decision on further operations of this station, including capital investments necessary to comply with state and federal environmental regulations. For additional information, see Note 13—Impairment of Long-Lived Assets.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. EME's and Midwest Generation's ability to continue as going concerns is dependent on the successful completion of the NRG Sale and an emergence from bankruptcy. However, there is no assurance that these events will occur within their expected time frames or at all.

Plan of Reorganization and the NRG Sale
The Plan implements a reorganization of the Debtor Entities through a sale of substantially all of EME's assets under the NRG Sale and through the terms of the Settlement Agreement, which establishes a path for EME to emerge from bankruptcy free of liabilities as a wholly-owned subsidiary of EIX. Upon the NRG Sale, the Purchaser will acquire substantially all of EME’s assets, including its equity interests in substantially all of its debtor and non-debtor subsidiaries, for a total purchase price of $2.635 billion, subject to certain adjustments provided in the Acquisition Agreement. The Acquisition Agreement provides for $350 million of the total purchase price to be paid in the form of 12,671,977 newly issued shares of NRG’s common stock which trades on the New York Stock Exchange under the ticker symbol NRG. Upon closing, the Purchaser will assume substantially all of the liabilities related to assets to be acquired, including, among other things, (i) all liabilities of EME under the Powerton and Joliet leases, other than the cure amount as set forth in the Acquisition Agreement (the Powerton and Joliet Cure Amount); (ii) all trade and vendor accounts payable and accrued liabilities arising from the operation of the Debtor Entities’ businesses prior to the date of the closing of the transaction; and (iii) all cure amounts and other liabilities of the Debtor Entities other than the Homer City Debtors and certain agreed-upon excluded liabilities. NRG will not acquire (i) the Homer City Debtors, (ii) potential litigation claims of EME against its parent, EIX and (iii) various tax attributes of EME, including tax losses, tax loss carryforwards, tax credits, and tax refunds.

The Plan generally provides for each of EME’s general unsecured creditors to receive a pro rata portion of the NRG stock and cash consideration to be paid by the Purchaser to EME under the Acquisition Agreement (less certain distributions to be paid to other creditors of EME) and a pro rata share of any new securities issued by the reorganized successor entity.
Under the Settlement Agreement, a Reorganization Trust will be formed, which will make distributions pursuant to the Plan for the benefit of EME’s existing creditors. All assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG as part of the NRG Sale will be transferred to the Reorganization Trust, with the exception of (i) the EME Tax Attributes, estimated at $1.19 billion, which will be retained by the EIX consolidated tax group, (ii) liabilities totaling $241 million associated with the qualified pension plan, the executive retirement plan, the executive deferred compensation plan and uncertain federal and state tax positions, which are being assumed by EIX and (iii) EME’s indirect interest in Capistrano Wind Partners. EIX has disclosed that they have estimated their exposure to the qualified pension plan, executive retirement plan, executive deferred compensation plan and uncertain federal and state tax positions to be approximately $350 million. EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes as follows: $225 million payable on the Effective Date in cash, with one half of the balance payable on each of September 30, 2015 and September 30, 2016, together with interest at 5% per annum from the Effective Date.
The estimated value of the EME Tax Attributes will be updated within approximately six months of the Effective Date. When the updated estimate is finalized, the amounts of the two installment payments remaining to be made by EIX will be fixed and EIX will deliver to the Reorganization Trust two zero coupon promissory notes evidencing its obligation to make those payments.
EME and the Reorganization Trust will release EIX and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain of EME’s subsidiaries and obligations under the Settlement Agreement. EIX and its subsidiaries that directly and indirectly own EME will provide a similar release to EME and the Reorganization Trust. Under the Plan, EIX and its subsidiaries, officers, directors and representatives will also be beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME’s bankruptcy proceedings and the Reorganization Trust will be obligated to set aside $50 million in escrow to secure its obligations to EIX under the Settlement Agreement, including its obligation to protect against liabilities, if any, not discharged in the Chapter 11 Cases for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on the later of September 30, 2016 and the date on which certain third-party claims pending on September 30, 2016 are resolved.
The following conditions, and others, shall have been satisfied or waived for the Plan to become effective:

•	Consummation of the NRG Sale, which is expected in April 2014;

•	Payment of the Powerton and Joliet Cure Amount; and

•	Establishment of the Reorganization Trust and funding of escrow accounts therein.

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
Decisions whether to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 and mercury emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity, forecasted commodity prices, and capital and operating costs applicable at the time decisions are required or made. Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds or find other sources of capital to fund the retrofits of its coal-fired plants. As part of the NRG Sale, NRG has committed to invest in environmental upgrades in an amount not to exceed $350 million at the Powerton and Joliet Stations.
All capital projects needed to comply with nitrogen oxide emission limits of the CPS have been completed. Capital projects needed to comply with mercury limits of the CPS have been completed except for the projects that must be undertaken on Waukegan Unit 7 and Will County Unit 3. Waukegan Unit 7 and Will County Unit 3 are subject to a unique CPS requirement to convert hot-side electrostatic precipitator (ESP) equipment to cold-side ESP or fabric filtration equipment in order to reduce mercury emissions. Final decisions to retrofit or shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations and the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. Based on work to date through December 31, 2013, the estimated costs of retrofitting the Midwest Generation plants for full CPS compliance, as well as compliance with the federal Mercury and Air Toxics Standards (MATS), are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$55
Joliet 7	114	Waukegan 8	64
Joliet 8	129	Will County 3	104
Powerton 5	133	Will County 4	93
Powerton 6	66
For additional discussion of environmental regulatory developments, see “Item 1. Business—Environmental Matters and Regulations" and "Item 8. Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

MIDWEST GENERATION, LLC
Results of Operations
As of December 31, 2013, Midwest Generation operates 4,619 MW of total net physical capacity at the Midwest Generation plants.
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

The following table reconciles Midwest Generation's results of operations to the EME consolidated Adjusted EBITDA results of the Midwest Generation plants as reported by EME:

	Years Ended December 31,
	2013			2012			2011
(in millions)	Midwest Generation	Adjust- ments	EME Adjusted EBITDA	Midwest Generation	Adjust- ments	EME Adjusted EBITDA	Midwest Generation	Adjust- ments	EME Adjusted EBITDA
Operating Revenues	$817	$—	$817	$892	$—	$892	$1,286	$—	$1,286
Operating Expenses
Fuel	539	—	539	582	—	582	512	—	512
Plant operations	258	—	258	369	—	369	457	(1)	456
Plant operating leases[1]	—	75	75	—	75	75	—	75	75
Depreciation and amortization	119	(119)	—	128	(128)	—	158	(158)	—
Asset impairments and other charges	465	(465)	—	14	(14)	—	653	(653)	—
Administrative and general[2]	22	(5)	17	18	—	18	22	—	22
Impairment of loan to affiliate[3]	—	—	—	1,378	(1,378)	—	—	—	—
Total operating expenses	1,403	(514)	889	2,489	(1,445)	1,044	1,802	(737)	1,065
Operating Income (Loss)	(586)	514	(72)	(1,597)	1,445	(152)	(516)	737	221
Other Income	—	—	—	—	—	—	3	1	4
Adjusted EBITDA	$(586)	$514	$(72)	$(1,597)	$1,445	$(152)	$(513)	$738	$225

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]	Adjustment represents restructuring costs which are excluded from Adjusted EBITDA.

[3]
Represents the valuation allowance charge recorded on Midwest Generation's note receivable from EME. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions."

The following table presents key additional data for Midwest Generation:

	Years Ended December 31,
	2013	2012	2011
Statistics[1]
Generation (in GWh)[2]	22,694	22,913	28,145
Aggregate plant performance
Equivalent availability	89.2%	85.9%	82.9%
Capacity factor	60.2%	53.6%	62.2%
Load factor	67.5%	62.4%	75.0%
Forced outage rate	3.0%	4.6%	5.3%
Average realized price/MWh[2]	$34.38	$34.26	$36.83
Capacity revenues only (in millions)	$35	$97	$244
Average realized fuel costs/MWh	$23.76	$24.62	$18.06

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

[2]	gigawatt-hours (GWh); megawatt-hours (MWh).

Operating Loss
Midwest Generation's operating loss decreased $1.0 billion in 2013 compared to 2012. Excluding a $464 million impairment charge related to the Will County Station in 2013 and a $1.4 billion affiliate loan impairment charge in 2012, Midwest Generation's operating loss decreased $97 million in 2013 primarily attributable to lower plant operations and support fuel costs partially offset by lower capacity revenues. Lower plant operations costs were driven by $43 million of savings associated with the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012 and $68 million of cost reduction activities implemented at all the Midwest Generation stations. Lower support fuel costs were primarily attributable to lower volumes associated with system optimization and lower prices of activated carbon and urea. For further discussion of impairment charges, see "Item 8.Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges" and "—Note 15. Related Party Transactions."
Midwest Generation's operating loss increased $1.1 billion in 2012 compared to 2011. Excluding the $1.4 billion affiliate loan impairment charge in 2012 and $640 million of impairment charges in 2011, Midwest Generation's operating loss increased $343 million in 2012 primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch. Lower planned maintenance costs were the result of a reduction in scope related to the voluntary shutdown of coal-fired operations at the Fisk and Crawford Stations in 2012, cost savings on the execution of projects and the deferral of projects into future years.

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

(in millions)	Years Ended December 31,
	2013	2012	2011
Operating revenues	$817	$892	$1,286
Adjusted for:
Unrealized (gains) losses	1	2	(3)
Capacity and other revenues	(38)	(109)	(247)
Realized revenues	$780	$785	$1,036
Generation (in GWh)	22,694	22,913	28,145
Average realized energy price/MWh	$34.38	$34.26	$36.83
A reconciliation of the operating revenues of Midwest Generation presented in the preceding table and renewable energy projects presented in "Edison Mission Energy—Results of Operations—Renewable Energy Projects" to consolidated EME operating revenues is set forth below:

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating revenues
Midwest Generation	$817	$892	$1,286
EME Renewable energy projects	279	255	221
Other EME subsidiaries	235	140	146
Consolidated EME operating revenues as reported	$1,331	$1,287	$1,653

Average Realized Fuel Costs
The average realized fuel costs for Midwest Generation reflects the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) and the cost of coal sales by (ii) generation as shown in the table below:

(in millions)	Years Ended December 31,
	2013	2012	2011
Fuel costs	$539	$582	$512
Adjusted for:
Unrealized losses	—	(4)	(4)
Cost of coal sales[1]	—	(14)	—
Realized fuel costs	$539	$564	$508
Generation (in GWh)	22,694	22,913	28,145
Average realized fuel costs/MWh	$23.76	$24.62	$18.06

[1]	During 2012, Midwest Generation sold one million tons of coal.
A reconciliation of the fuel costs of Midwest Generation to consolidated EME fuel costs is set forth below:

	Years Ended December 31,
(in millions)	2013	2012	2011
Fuel costs
Midwest Generation	$539	$582	$512
Other EME subsidiaries	25	20	18
Consolidated EME fuel costs as reported	$564	$602	$530

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

•	The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by NERC. Examples include floods, tornado damage and transmission outages.

Other Income (Expense)

	Years Ended December 31,
(in millions)	2013	2012	2011
Interest and other income	$—	$—	$3
Interest income from affiliate	—	110	111
Interest expense	(23)	(33)	(40)
Total other income (expense)	$(23)	$77	$74

Beginning in 2013, Midwest Generation ceased accruing interest income on its intercompany loan with EME. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions." The declines in interest expense primarily relate to the Powerton and Joliet Sale Leaseback.

Income Taxes
The valuation allowance Midwest Generation recorded in 2013 and 2012 resulted in a significant variance between the effective tax rate and the statutory rate. Midwest Generation's effective tax rate was 39% in 2011. Midwest Generation's effective tax rates also differ from the federal statutory rate of 35% due to state income taxes. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

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
The following table presents Adjusted EBITDA for the Midwest Generation plants as part of the consolidated financial statements of EME:

	Years Ended December 31,
(in millions)	2013	2012	2011
Operating Revenues	$817	$892	$1,286
Operating Expenses
Fuel	539	582	512
Plant operations	258	369	456
Plant operating leases	75	75	75
Administrative and general	17	18	22
	889	1,044	1,065
Other Income	—	—	4
Adjusted EBITDA	$(72)	$(152)	$225
.
For a discussion of Midwest Generation's operating results and additional data for the Midwest Generation plants, see "Midwest Generation, LLC—Results of Operations."

Renewable Energy Projects
The following table presents Adjusted EBITDA and key performance measures related to EME's renewable energy projects:

	Years Ended December 31,
(in millions, except operating statistics)	2013	2012	2011
Operating Revenues	$279	255	221
Operating Expenses
Plant operations	97	89	78
Administrative and general	3	6	4
	100	95	82
Equity in income (loss) from unconsolidated affiliates	—	(1)	1
Other income	2	—	3
Net (income) loss attributable to noncontrolling interests	(29)	(16)	1
Renewable energy projects	$152	$143	$144
Production tax credits	80	69	66
Adjusted EBITDA	$232	$212	$210
Statistics[1]
Generation (in GWh)[2]	6,318	5,991	5,564
Aggregate plant performance[2]
Equivalent availability[3]	94.1%	93.5%	91.7%
Capacity factor	35.6%	34.9%	35.6%

[1]	The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

[2]	Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 5,569 GWh in 2013, 5,197 GWh in 2012 and 4,816 GWh in 2011.

[3]
Equivalent availability for renewable energy projects reflects the impact of the projects inability to generate power at full capacity, including outages due to regular maintenance. Equivalent availability is defined as the number of MWh the units are available to generate electricity divided by the product of the capacity of the units (in MW) and the number of hours in the period.

Adjusted EBITDA from renewable energy projects increased $20 million in 2013 compared to 2012. Revenues increased $24 million and production tax credits increased $11 million, mainly as a result of the Broken Bow I and Crofton Bluffs wind projects achieving commercial operation in the fourth quarter of 2012 and also as a result of higher generation and higher energy prices at the merchant Big Sky and Goat Wind projects.
Plant operations expense increased $8 million primarily as a result of the Broken Bow I and Crofton Bluffs wind projects achieving commercial operations and increased expenses at the Big Sky and High Lonesome projects.
Net income attributable to noncontrolling interests increased $13 million primarily as a result of the sale of the Broken Bow I and Crofton Bluffs wind projects to Capistrano Wind Partners.
Adjusted EBITDA increased $2 million in 2012 compared to 2011. Revenues increased $34 million and production tax credits increased $3 million, primarily attributable to Taloga and Pinnacle wind projects that achieved commercial operation in the second half of 2011. EME' share of installed capacity of new wind projects that commenced operations during 2012 and 2011 was 88 MW and 295 MW, respectively.
Plant operations expense increased $11 million in 2012 compared to 2011 primarily due to the addition of new projects that achieved commercial operation and increased expenses at the Big Sky and High Lonesome projects.
In 2012, $16 million of net income from the wind projects was allocated to outside investors in Capistrano Wind Partners. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners."
The following table reconciles Adjusted EBITDA from EME's renewable energy projects to its operating income (loss) as included in EME's consolidated statements of operations:

	Years Ended December 31,
(in millions)	2013	2012	2011
Adjusted EBITDA	$232	$212	$210
Less:
Depreciation and amortization	154	149	136
Asset impairments and other charges[1]	(2)	—	30
Production tax credits[2]	80	69	66
Equity in income (loss) of unconsolidated affiliates	—	(1)	1
Other income	2	—	3
Net (income) loss attributable to noncontrolling interests	(29)	(16)	1
Operating Income (Loss)	$27	$11	$(27)

[1]	For further discussion of the 2011 impairment charge, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 13. Asset Impairments and Other Charges."

[2]	Production tax credits are included in the provision (benefit) for income taxes.

Interest Income (Expense)

	Years Ended December 31,
(in millions)	2013	2012	2011
Interest income	$2	$2	$1
Interest expense, net of capitalized interest
EME debt	—	(254)	(257)
Nonrecourse debt	(91)	(72)	(65)
Interest expense, net	$(89)	$(324)	$(321)
EME's net interest expense decreased $235 million in 2013 from 2012 and increased $3 million in 2012 from 2011. The 2013 decrease in net interest expense was primarily due to the fact that EME ceased accruing interest on its $3.7 billion of unsecured senior notes during the pendency of the Chapter 11 Cases. The 2012 increase in net interest expense was primarily due to higher debt balances from new project financings partially offset by higher capitalized interest. Unpaid contractual interest for the years ended December 31, 2013 and 2012 was $281 million and $11 million, respectively. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities—LSTC."

Income Taxes
Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive payments from EIX for tax losses and credits generated by EME. During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013. As a result, as of December 31, 2013 and 2012, EME recorded a valuation allowance of $752 million and $444 million, respectively. Upon the effectiveness of the Settlement Agreement, EME would expect to reverse the valuation allowance it has recorded. EME also recorded a $27 million non-cash income tax benefit offset by an equal valuation allowance during the fourth quarter of 2013 related to excess tax benefits that had not been generated by EME.
The valuation allowance EME recorded in 2013 and 2012 resulted in a significant variance between the effective tax rate and the statutory rate. EME's effective tax rate was 50% in 2011. EME's effective tax rates also differ from the federal statutory rate of 35% due to production tax credits, estimated state income tax benefits allocated from EIX, and taxes on income allocated to noncontrolling interests. Production tax credits of $80 million, $69 million and $66 million were included in income taxes for 2013, 2012 and 2011, respectively. Estimated state income tax benefits allocated from EIX of $5 million, $3 million and $6 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. The benefit for state taxes was lower in 2012 due to an adjustment in state apportionment factors.
For further discussion, see "Item 8.Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Results of Discontinued Operations
EME's income (loss) from discontinued operations primarily reflects the results of Homer City and was $1 million, $(112) million and $(632) million in 2013, 2012 and 2011, respectively. The 2013 results from discontinued operations reflects the withdrawal from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees and the subsequent cost, reflected in reorganization items, for a Bankruptcy Court approved settlement between the Homer City Debtors and the union for the affected Homer City retirees. The 2012 results reflect a pre-tax charge of $89 million ($53 million after tax) associated with the divestiture of Homer City. The 2011 results included a pre-tax earnings charge of $1,032 million ($623 million after tax) recorded in the fourth quarter of 2011 resulting from the write-off of prepaid rent and leasehold improvements related to the Homer City lease. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 14. Discontinued Operations."

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

LIQUIDITY AND CAPITAL RESOURCES (EME and Midwest Generation, except as noted)

Available Liquidity
The following table summarizes EME's and Midwest Generation's available liquidity at December 31, 2013:

(in millions)	Debtor Entities	Non-debtor Entities	Cash and Cash Equivalents
EME as a holding company	$564	—	$564
Midwest Generation	118	—	118
Other EME subsidiaries	3	441	444
EME and subsidiaries without contractual dividend restrictions	685	441	1,126
EME subsidiaries with contractual dividend restrictions	—	50	50
Total	$685	$491	$1,176
EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions from its projects to meet its obligations, including debt service obligations on long-term debt.
Midwest Generation generates liquidity through cash flows from operations and payments by EME under an intercompany loan issued in connection with the Powerton and Joliet Sale Leaseback. However, at December 31, 2012, Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, and ceased accruing interest income associated with the intercompany loan. During the pendency of the Chapter 11 Cases, EME did not make any of the three scheduled $61 million principal and interest payments due to Midwest Generation. Upon consummation of the Plan and the NRG Sale, this loan and accrued interest will be canceled. For additional information on the intercompany loan, see "Off-Balance Sheet Transactions—EME's Obligations to Midwest Generation."
Likewise, during the pendency of the Chapter 11 Cases, Midwest Generation did not make any of the three scheduled $76 million lease payments under the Powerton and Joliet Sale Leaseback and the Senior Lease Obligation Bonds issued to finance these leases. Midwest Generation did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million and beginning in July 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million. Upon consummation of the NRG Sale, Midwest Generation will assume the Powerton and Joliet leases and EME will retain all liabilities with respect to the payment of the Powerton and Joliet Cure Amount. The cure amount would have been approximately $147 million at December 31, 2013. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities—NRG Sale.

Capital Investment Plan
Forecasted capital expenditures through 2016 by EME's subsidiaries for existing projects are as follows:

(in millions)	2014	2015	2016
Midwest Generation
Environmental	$125	$235	$229
Plant capital	7	17	33
Walnut Creek Project	6	—	—
Total	$138	$252	$262
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

The timing of commencing capital projects may vary from the amounts set forth in the above table. Midwest Generation is not expected to generate sufficient cash flows from operating activities, and will likely need to borrow funds or find other sources of capital to fund the retrofits of its coal-fired plants. As part of the NRG Sale, NRG has committed to invest in environmental upgrades in an amount not to exceed $350 million at the Powerton and Joliet Stations.

Historical Consolidated Cash Flow (EME only)
The following table presents EME's condensed consolidated statement of cash flows:

(in millions)	2013	2012	2011
Operating cash flows from continuing operations	$233	$(467)	$660
Operating cash flows from discontinued operations, net	(2)	(46)	(34)
Net cash provided by (used in) operating activities	231	(513)	626
Net cash provided by financing activities from continuing operations	112	564	277
Investing cash flows from continuing operations	(57)	(430)	(664)
Investing cash flows from discontinued operations, net	—	(31)	(14)
Net cash used in investing activities	(57)	(461)	(678)
Net increase (decrease) in cash and cash equivalents from continuing operations	$288	$(333)	$273
Net decrease in cash and cash equivalents from discontinued operations	$(2)	$(77)	$(48)

Cash Flows From Operating Activities
The fluctuation in cash provided by operating activities from continuing operations in 2013 as compared to cash used in operating activities from continuing operations in 2012 was mainly attributable to lower rent payments for the leased facilities at the Powerton and Joliet plants due to the forbearance agreement (see "—Available Liquidity") and fewer coal purchases as existing coal inventory was utilized. The fluctuation was also attributable to $15 million of tax-allocation payments received, net of payments, in 2013 compared to tax-allocation payments, net of receipts, of $62 million in 2012 and tax-allocation payments received, net of payments, of $213 million in 2011. 2013 operating cash flows also increased due to the classification of pre-petition obligations as LSTC.
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

Cash Flows From Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

(in millions)	2013	2012	2011
Cash contributions from noncontrolling interests	$94	$288	$—
Debt financings
Walnut Creek Project	149	195	187
Renewable energy projects	22	79	326
Other projects	4	—	—
Debt repayments
Walnut Creek Project	(60)	—	—
Renewable energy projects	(40)	(36)	(89)
Other projects	(23)	(20)	(18)
Borrowing held in escrow pending completion of project construction	—	97	(97)
Financing costs and others	(34)	(39)	(32)
Total cash provided by financing activities	$112	$564	$277

Cash Flows From Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

(in millions)	2013	2012	2011
Capital expenditures
Midwest Generation plants
Environmental	$(12)	$(21)	$(82)
Plant capital	(4)	(9)	(21)
Walnut Creek Project	(70)	(203)	(258)
Renewable energy projects	(3)	(114)	(298)
Other capital expenditures	(3)	(8)	(13)
Investments in other assets	4	(8)	(30)
Collateral for letter of credit facilities	27	(49)	—
Other investing activities	4	(18)	38
Homer City plant	—	(31)	(14)
Total cash used in investing activities	$(57)	$(461)	$(678)

Historical Consolidated Cash Flow (Midwest Generation only)
The following table presents Midwest Generation's condensed consolidated statement of cash flows:

(in millions)	2013	2012	2011
Net cash provided by operating activities	$43	$13	$364
Net cash used in financing activities	(6)	(116)	(334)
Net cash used in investing activities	(14)	(15)	(112)
Net increase (decrease) in cash and cash equivalents	$23	$(118)	$(82)

Cash Flows From Operating Activities
The increase in cash provided by operating activities in 2013 as compared to 2012 was primarily attributable to fewer coal purchases as existing coal inventory was utilized, which was partially offset by lower capacity revenues. 2013 operating cash flows also increased due to the classification of pre-petition obligations as LSTC.
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

Cash Flows From Investing Activities
Net cash used in investing activities consisted primarily of capital expenditures for 2013, 2012 and 2011.

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
Future cash collateral requirements for hedging and trading activities may be higher than the margin and collateral requirements at December 31, 2013, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that, under existing arrangements, margin and collateral requirements for energy and congestion contracts outstanding as of December 31, 2013 could increase by approximately $2 million over the remaining life of the contracts using a 95% confidence level.
EMMT's approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of its financial position, EMMT has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EMMT will continue to be able to utilize clearing brokers. If EMMT becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.

EME's Intercompany Tax-Allocation Agreement
Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive payments from EIX for tax losses and credits generated by EME. During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination. The parties to the Settlement Agreement have estimated the EME

Tax Attributes to be $1.19 billion and have agreed that EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes as follows: $225 million payable on the Effective Date in cash, with one half of the balance payable on each of September 30, 2015 and September 30, 2016, together with interest at 5% per annum from the Effective Date.
During 2013, in connection with EIX's finalization of their 2012 consolidated tax returns, EME recorded a net non-cash contribution from EIX of $25 million related to tax benefits which EME had previously believed would be utilized in the EIX consolidated tax return on a statutory basis but would not be paid under the tax-allocation agreements. In addition, EME received a net tax-allocation payment from EIX of approximately $12 million as a partial payment for tax benefits previously recorded as non-cash distributions.
If the Settlement Agreement is terminated, as a result of the termination of the Acquisition Agreement or otherwise, then, as of January 1, 2014 benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be paid by EIX. At December 31, 2013, EME has a non-cash distribution to its parent of $185 million related to tax benefits for which, under the tax-allocation agreements as applied, EME has not yet, and may never be, entitled to be paid. In addition, EME has not yet, and may never be, paid for the approximately $1,435 million of tax benefits generated by EME which have not yet been utilized in the EIX consolidated tax return.
Capistrano Wind Holdings and Capistrano Wind, LLC, which still participate in tax-allocation agreements with EIX, have generated $126 million of tax benefits, $27 million of which has been used by the EIX consolidated tax group, for all of which either payment has been received or payment is expected to be received under the tax-allocation agreements.

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

(in millions)	2013	2012	2011
Cash equity distributions	$—	$—	$225
Non-cash equity distributions	—	106	—
Tax payments under tax-allocation agreements	—	—	8
Total	$—	$106	$233
For further information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes—Midwest Generation—Intercompany Tax-Allocation Agreement," and "Item 1A. Risk Factors—Liquidity Risks."

Dividend Restrictions in Major Financings
Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Except for certain of EME's wind projects in portfolio financings, assets of EME's subsidiaries are not available to satisfy EME's obligations or the obligations of any of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to EME or to its subsidiary holding companies. For further details, including the restricted net assets of EME, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Debt Covenants."
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of EME and Midwest Generation to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. For further discussion on the Powerton and Joliet Sale Leaseback, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Contractual Obligations, Commercial Commitments and Contingencies

EME
The following table summarizes significant prospective cash requirements for EME as of December 31, 2013 under existing contractual obligations, including payments due by period. As described in the Acquisition Agreement, the Purchaser is in the process of evaluating the Debtor Entities' executory contracts in order to determine which contracts may be rejected. A provision for claims associated with the contracts that have been rejected/filed to reject with the Bankruptcy Court is included in LSTC below. For further discussion, see "Edison Mission Energy Overview—Plan of Reorganization and the NRG Sale"

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt of EME's non-debtor subsidiaries[1]	$1,751	$369	$254	$290	$838
Short-term debt[2]	4	4	—	—	—
Power plant and other operating lease obligations[3]	776	287	115	20	354
Purchase obligations[4]
Midwest Generation fuel supply contracts	194	194	—	—	—
Midwest Generation coal transportation agreements[5]	1,836	259	514	425	638
Gas transportation agreements	32	7	15	10	—
Capital expenditures	9	9	—	—	—
Other contractual obligations	122	48	50	9	15
Employee benefit plan contribution[6]	19	19	—	—	—
Total excluding LSTC[7]	$4,743	$1,196	$948	$754	$1,845
LSTC[8]	4,015
Total	$8,758

[1]
Amount is primarily project debt, including $257 million of interest payments over the applicable period of the debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

[2]	Amount is primarily project debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

[6]
Amount includes estimated contributions for 2014 for EME to participate in EIX sponsored pension plans and postretirement benefits other than pensions. The consummation of the NRG Sale would terminate participation in the EIX sponsored plans. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[7]
The contractual obligations table does not include derivative obligations, AROs and the total net liability for uncertain tax positions of $168 million ($52 million current tax liability and $116 million non-current tax liability) at December 31, 2013. EME cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," "—Note 2. Property, Plant and Equipment" and "—Note 7. Income Taxes," respectively.

[8]
Amount primarily reflects $3.7 billion of EME's unsecured senior notes that was previously recorded as long-term debt. For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 16. Restructuring Activities."

Midwest Generation
The following table summarizes significant prospective cash requirements for Midwest Generation as of December 31, 2013 under existing contractual obligations and other commercial commitments, including payments due by period. As described in the Acquisition Agreement, the Purchaser is in the process of evaluating Midwest Generation's executory contracts in order to determine which contracts may be rejected. A provision for claims associated with the contracts that have been rejected/filed to reject with the Bankruptcy Court is included in LSTC below. For further discussion, see "Edison Mission Energy Overview—Plan of Reorganization and the NRG Sale"

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations[1]	$4	2	2	—	—
Purchase obligations[1]
Fuel supply contracts	194	194	—	—	—
Coal transportation agreements[2]	1,836	259	514	425	638
Capital expenditures	9	9	—	—	—
Other contractual obligations	15	15	—	—	—
Employee benefit plan contribution[3]	14	14	—	—	—
Total excluding LSTC[4]	$2,072	$493	$516	$425	$638
LSTC[5]	540
Total	$2,612

[1]	For additional details, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[2]	Reflects a reduction in minimum volumes for the voluntarily cessation of coal-fired operations at the Fisk and Crawford Stations.

[3]
Amount includes estimated contributions for 2014 for Midwest Generation to participate in EIX sponsored pension plans and postretirement benefits other than pensions. The consummation of the NRG Sale would terminate participation in the EIX sponsored plans. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[4]
The contractual obligations table does not include derivative obligations, AROs and the total net liability for uncertain tax positions of $43 million ($41 million current tax liability and $2 million non-current tax liability) at December 31, 2013. Midwest Generation cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," "—Note 2. Property, Plant and Equipment" and "—Note 7. Income Taxes," respectively.

[5]
Amount primarily reflects principal payments related to the Powerton and Joliet Sale Leaseback that were previously recorded as lease financing. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" and "—Note 16. Restructuring Activities."

Commercial Commitments (EME only)
At December 31, 2013, letters of credit under EME's and its subsidiaries' credit facilities aggregated $163 million and were scheduled to expire as follows: $59 million in 2014, $17 million in 2017, $9 million in 2018, $27 million in 2020, $18 million in 2021, $13 million in 2022 and $20 million in 2023. Standby letters of credit include $22 million issued in connection with the power purchase agreement with Southern California Edison Company, an affiliate of EME, under the Walnut Creek credit facility. At December 31, 2013, EME had $22 million of cash collateral supporting its standby letters of credit. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Credit Facilities and Letters of Credit."

Contingencies
For a discussion of contingencies related to the Midwest Generation New Source Review and other litigation, the Homer City NSR and other litigation, environmental remediation and the Chevron adversary proceeding, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
Introduction
Midwest Generation has off-balance sheet activities related to operating leases in place primarily for leased railcars and operating equipment with termination dates in various years through 2017. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments."
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
The lessor equity and lessor debt associated with the Powerton and Joliet Sale Leaseback is summarized in the following table:

Power Station(s)	Acquisition Price (in millions)	Equity Investor[1]	Original Equity Investment in Owner-Lessor (in millions)	Amount of Lessor Debt at December 31, 2013 (in millions)	Maturity Date of Lessor Debt
Powerton/Joliet	$1,367	PSEG/Citigroup, Inc.	$238	$345 Series B	2016
1 PSEG- PSEG Resources, Inc.
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
The following table summarizes the lease payments and rent expense:

	Years Ended December 31,
(in millions)	2013	2012	2011
Powerton and Joliet Stations
Midwest Generation lease payments	$30	$151	$151
EME rent expense	$75	$75	$75
At December 31, 2013 and 2012, EME's aggregate prepaid rent was $791 million and $836 million, respectively. During the pendency of the Chapter 11 Cases, Midwest Generation did not make any of the three scheduled $76 million lease payments under the Powerton and Joliet Sale Leaseback and the Senior Lease Obligation Bonds issued to finance these leases. Prior to the filing of the Chapter 11 Cases, EME and Midwest Generation had entered into a forbearance agreement with the owner-lessors, the owner-lessors' equity owners, and the Certificate Holders under which Midwest Generation paid the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. After the expiration of the forbearance agreement, beginning in July 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million. Upon consummation of the NRG Sale, Midwest Generation will assume the Powerton and Joliet leases and EME will retain all liabilities with respect to the payment of the Powerton and Joliet Cure Amount.

For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Sale Leaseback," "—Note 9. Commitments and Contingencies—Lease Commitments" and "—Note 16. Restructuring Activities—NRG Sale."

EME's Obligations to Midwest Generation (EME only)
Proceeds of $1.367 billion were received by Midwest Generation from the Powerton and Joliet Sale Leaseback. These proceeds were loaned to EME through four intercompany notes and used by EME to repay corporate indebtedness. EME is obligated to repay the principal on the notes in a series of installments and interest is due semi-annually on January 2 and July 2. Although interest and principal payments historically made by EME to Midwest Generation under the intercompany loan assisted in the payment of the lease rental payments owed by Midwest Generation, the intercompany obligation does not appear on EME's consolidated balance sheet. During the pendency of the Chapter 11 Cases, EME did not make any of the three scheduled principal and interest payments of $61 million. Upon consummation of the Plan and the NRG Sale, this loan and accrued interest will be canceled. For additional information, see "Item 8. Combined Notes to Consolidated Financial Statements— Note 15. Related Party Transactions" and "—Note 16. Restructuring Activities—NRG Sale."

MARKET RISK EXPOSURES (EME and Midwest Generation, except as noted)
Introduction
EME's and Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, EME's financial results can be affected by fluctuations in interest rates. EME and Midwest Generation have historically managed these risks in part by using derivative instruments in accordance with established policies and procedures. Both EME and Midwest Generation use commodity derivatives for non-trading purposes. EME also has derivatives used for trading purposes.

Derivative Instruments
EME and Midwest Generation have historically used derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

Unrealized Gains and Losses
Unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) are recorded as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Years Ended December 31,
(in millions)	2013	2012	2011
Midwest Generation
Non-qualifying hedges	$(1)	$(4)	$(2)
Ineffective portion of cash flow hedges	—	(2)	1
Total unrealized losses	$(1)	$(6)	$(1)
At December 31, 2013, no cumulative unrealized gains or losses were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to 2014.

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
The net fair value of commodity derivatives used for non-trading purposes for both EME and Midwest Generation at December 31, 2013 was zero. A 10% change in the market price of the underlying commodity at December 31, 2013 would increase or decrease the net fair value of non-trading commodity derivatives by approximately $1 million.
EME also has derivatives used for trading purposes. The net fair value of EME's derivatives used for trading purposes at December 31, 2013 was $59 million. A 10% change in the market price of the underlying commodity at December 31, 2013 would increase or decrease the net fair value of trading contracts by approximately $6 million. The impact of changes to the various inputs used to determine the fair value of Level 3 derivatives would not be anticipated to be material to EME's results of operations as such changes would be offset by similar changes in derivatives classified within Level 3 as well as other levels. Level 3 assets and liabilities are 50% and 2%, respectively, of derivative assets and liabilities measured at fair value before the impact of offsetting collateral and netting as of December 31, 2013.

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

Energy Price Risk
EME is exposed to energy price risk through its indirect ownership of Midwest Generation, 428 MW of merchant renewable energy projects in PJM and ERCOT, 50% of the Sunrise project, and its proprietary trading. Midwest Generation is exposed to energy price risk through sales of energy and capacity into the PJM market. Energy and capacity from Midwest Generation are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales, and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub:

	2013	2012	2011
24-Hour Average Historical Market Prices[1]	$32.18	$28.56	$33.21

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at December 31, 2013:

24-Hour Forward Energy Prices[1]
2014 calendar "strip"[2]	$31.45
2015 calendar "strip"[2]	$30.34

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in 2013 due to an abundance of low-priced natural gas. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by Midwest Generation into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for Midwest Generation to hedge the risk of future changes in the price of electricity. The following table summarizes the hedge positions at December 31, 2013 for electricity expected to be generated in 2014:

	MWh (in thousands)	Average price/MWh[1]
Midwest Generation[2]	170	$43.66

[1]
The above hedge positions consist of futures contracts accounted for as economic hedges during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

[2]	Includes hedging transactions primarily at the Northern Illinois Hub in PJM.

Sunrise (EME only)
Beginning July 1, 2012, Sunrise, in which EME has a 50% interest, operated as a merchant generator and sold power at spot prices from its 586 MW facility into the California ISO market. Spot prices are currently expected to be between the price for the NP15 and SP15 trading locations in that market. As a gas-fired merchant generator, Sunrise purchases natural gas based on spot prices and, accordingly, the plant is dispatched in periods when the power prices exceed the cost of fuel and other variable operations and maintenance costs. Dispatch depends on market conditions. Historically, Sunrise has operated more during the summer months due to higher demand driven by warmer weather, and for the summer months of 2013, Sunrise had resource adequacy contracts for capacity with PG&E and SDG&E.

Capacity Price Risk
EME and Midwest Generation are exposed to capacity price risk through sales of capacity into the PJM market. Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2013:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]				Aggregate Average Price per MW-day
	MW	Price per MW-day	MW		Average Price per MW-day
January 1, 2014 to May 31, 2014	4,650	$27.73	(2,207)	[2]	$6.08	[2]	$47.29	[2]
June 1, 2014 to May 31, 2015	4,625	125.99	(704)		5.65		147.59
June 1, 2015 to May 31, 2016	3,620	136.00	0.2		43.00		135.99
June 1, 2016 to May 31, 2017	3,331	59.37	—		—		59.37

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

Coal Price Risk
Midwest Generation purchases coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal Midwest Generation has under contract at December 31, 2013:

2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	13.4

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per million British thermal units (MMBtu) sulfur content increased to a price of $12.07 per ton at January 3, 2014, compared to a price of $10 per ton at December 28, 2012. and decreased compared to a price of $12.75 per ton at December 31, 2011, as reported by the Energy Information Administration.

In 2013, Midwest Generation did not take delivery of 9.8 million tons of coal under a long-term coal supply agreement. In order to meet coal demand, Midwest Generation entered into short-term requirements contracts more reflective of market prices with the same counterparty. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Fuel Supply Contracts."
In 2012, Midwest Generation agreed to sell one million tons of coal in order to better manage coal inventories. This transaction resulted in a loss of approximately $6 million recorded in the third quarter of 2012.
Midwest Generation believes it is fully contracted in 2014 based on its anticipated coal requirements in 2014.

Basis Risk
Sales made from Midwest Generation in the day-ahead market receive the actual day-ahead prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in forward spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton and Indiana Hubs. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2013, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub and Northern Illinois Hub were on average lower by 8%, lower by 1% and lower by less than by 1%, respectively. During 2012, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub and Northern Illinois Hub were on average lower by 8%, lower by 2% and higher by less than 1%, respectively. Differences in day-ahead pricing between the individual busbars of Midwest Generation generally arise due to transmission congestion.
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
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At December 31, 2013, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	December 31, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$69	$—	$69
A-	—	—	—
BBB+	7	—	7
BBB	—	—	—
BBB-	—	—	—
Below investment grade	1	(1)	—
Total	$77	$(1)	$76

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

The credit risk exposure set forth in the above table is composed of $43 million of net accounts receivable and payables and $34 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted a $71 million cash margin in the aggregate with various counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 62% and 100% of EME's and Midwest Generation's consolidated operating revenues, respectively, in 2013. At December 31, 2013, EME's account receivable due from PJM was $32 million.
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

Interest Rate Risk (EME only)
Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations for a number of its project financings by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options, or other hedging mechanisms. A 10 percent change in market interest rates at December 31, 2013 would increase or decrease the fair value of the interest rate swap agreements by approximately $14 million. The fair market values of fixed interest rate obligations are subject to interest rate risk. Both the fair market value and carrying value of EME's consolidated long-term debt (including current portion) were $1.5 billion at December 31, 2013. A 10 percent change in market interest rates at December 31, 2013 would increase or decrease the fair value of total long-term debt by approximately $1 million. Based on the amount of unhedged variable rate debt outstanding as of December 31, 2013, a 10 percent change in market interest rates at December 31, 2013 would increase or decrease EME's 2013 annual income before taxes by approximately $1 million.

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
Key Assumptions and Approach Used.    The determination of potential claims and the expected amount of an allowed claim requires significant management judgment. At December 31, 2013, LSTC primarily consisted of the Senior Notes and related interest payable, accounts payable and accrued liabilities, and other liabilities, which are subject to possible compromise in connection with the Chapter 11 Cases. In addition, $32 million of LSTC was recorded at December 31, 2013 relating to contracts rejected during the Chapter 11 Cases. The claims related to rejected contracts were determined based on the gross amounts outstanding under the rejected contracts in periods subsequent to the commencement of the Chapter 11 Cases.
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
Effect on 2013 Results
Midwest Generation - Will County Station
In connection with the preparation of its financial statements in the third quarter of 2013, Midwest Generation concluded, based on continued low realized energy and capacity prices, high fuel costs and low generation and further analysis of its capital allocation strategy, that indicators of potential impairment existed for its Will County Station and an impairment evaluation was performed.
The long-lived asset group that was subject to the impairment evaluation was determined to include the property, plant and equipment of the station. Management utilized the probability weighted estimates of future undiscounted cash flows to be received at the Will County Station and concluded that such amounts did not recover its carrying amount. Forecasted commodity prices and plant dispatch levels are the most significant input into the cash flow estimates. However, as part of these alternative cash flow scenarios, management considered a shortened estimated useful life of the station if environmental improvements were not made.
To measure the amount of the impairment loss, management used the market approach, which considers sales of similar facilities and numerous recent decisions by other power generators to shut down similar coal plants rather than install additional equipment, corroborated by the income approach, which considers discounted cash flows. This resulted in an impairment charge related to the Will County Station of $464 million. The estimated fair value of zero for the Will County Station was determined using both observable inputs and unobservable inputs, which are Level 3 inputs as defined by accounting guidance for fair value measurements. These inputs included a range of zero to $169 per kilowatt hour of recent transactions for scrubbed coal plants in similar markets.
Merchant Wind Projects (EME only)
Due to the decline in forecasted power prices since the fourth quarter of 2011, EME reviewed the long-term cash forecasts for the merchant wind projects in a manner consistent with the Key Assumptions and Approach Used described above. The expected future undiscounted cash flows of these projects recovered the carrying amount of these asset groups and, accordingly, no impairments were recorded. The expected future cash flows for these merchant wind projects are dependent upon a number of assumptions, the most significant of which are expected future power prices and operating costs. A decline in the forecasted cash flows in future periods could result in impairment, requiring a write-down of the carrying amount to fair value. The carrying values of the Goat Wind, Big Sky and Lookout asset groups at December 31, 2013 were $177 million, $308 million and $57 million, respectively.

Effect on 2012 Results
Ambit (EME only)
The Ambit project has operated under constrained liquidity conditions for a number of years. In 2012, the avoided energy costs, which form the basis for the project's energy revenues under its power purchase agreement, declined significantly. As a result, in 2013 Ambit did not make all of its scheduled land lease payments; the land lease is subordinated to debt service. In February 2013, the EME operations and maintenance subsidiary that operated the plant provided a 180-day notice of its intent to terminate its operations and maintenance contract.
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
Effect on 2011 Results
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
Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data would impact results. In addition, unobservable inputs could have an impact on results. Fair value for Level 3 derivatives is derived using observable and unobservable inputs. As of December 31, 2013, EME Level 3 derivatives had a net fair value of $32 million. Midwest Generation did not have Level 3 derivatives as of December 31, 2013. While it is difficult to determine the impact of a change in any one input, if the fair value of EME Level 3 derivatives were increased or decreased by 10%, the impact would be a $21 million increase or decrease to operating revenues.
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

Income Taxes
During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013. However, under the Plan, EME will continue to be included in the consolidated federal and combined state income tax returns of EIX. EME's tax provision is determined using the “benefits for losses” method. This method is similar to a separate company return, except that EME recognizes, without regard to separate company limitations, additional tax liabilities or benefits based on the impact to the combined group including EME's taxable income or losses and state apportionment factors. Realization of any tax benefits generated by EME is dependent on EME's continued inclusion in the consolidated EIX tax returns, and the generation of sufficient consolidated taxable income by the EIX consolidated tax group prior to the expiration of the loss and credit carryforwards.
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

Historically, in evaluating the realization of tax sharing assets, EME determined whether it was more likely than not the EIX consolidated tax group would generate sufficient taxable income to utilize EME's deferred income tax assets during the period in which EME was a part of the EIX consolidated income tax returns, or if it was more likely than not EME would utilize the deferred income tax assets on its own, after its expected separation from the consolidated group.
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
Effect on EME's Results.    At December 31, 2012, EME established a valuation allowance for its deferred tax assets as it was not able to obtain objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group and was not able to determine whether it was more likely than not that future tax-sharing payments would occur. As a result, as of December 31, 2012, EME recorded a valuation allowance against its net deferred tax assets of $444 million, of which $6 million was reflected in accumulated other comprehensive loss and $438 million in net loss on the consolidated statements of operations. In addition, at December 31, 2012, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits for which, under the tax-allocation agreements as applied, EME has not yet, and may never be, entitled to be paid.
At December 31, 2013, EME increased its deferred tax asset valuation allowance to $752 million due to the accumulation of unpaid tax benefits related to net operating losses and production tax credits and $167 million related to an asset impairment charge on the Will County Station. In addition, at December 31, 2013, EME has not yet, and may never be, entitled to be paid for the $185 million remaining as a non-cash distribution to its parent.
Upon the effectiveness of the Settlement Agreement, EME would expect to reverse the valuation allowance it has recorded. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities—Plan of Reorganization."
Effect on Midwest Generation's Results.    As a result of recognized losses and the indications of expected future losses, Midwest Generation recorded a valuation allowance of $533 million against its net deferred tax assets, of which $12 million was reflected in accumulated other comprehensive loss and $521 million in net loss for the year ended December 31, 2012. At December 31, 2012, $106 million of tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but was not collectible under Midwest Generation's tax allocation agreement were accounted for as non-cash distributions to Midwest Generation's parent.
At December 31, 2013, Midwest Generation increased its deferred tax asset valuation allowance to $767 million due to the accumulation of unpaid tax benefits related to net operating losses and $167 million related to an asset impairment charge described above.
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
Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation Company LLC for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2013, Midwest Generation had $53 million recorded in LSTC related to this contractual indemnity.
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
Management's Report on Internal Control over Financial Reporting
EME's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for EME. Under the supervision and with the participation of its President and Chief Financial Officer, EME's management conducted an evaluation of the effectiveness of EME's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, EME's management concluded that EME's internal control over financial reporting was effective as of December 31, 2013.
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
Management's Report on Internal Control over Financial Reporting
Midwest Generation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its President and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal control over financial reporting was effective as of December 31, 2013.
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
None.

EDISON MISSION ENERGY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Edison Mission Energy:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Edison Mission Energy (the “Company”) and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
March 12, 2014

MIDWEST GENERATION, LLC AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Midwest Generation, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Midwest Generation, LLC (the “Company”) and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 2014

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Operating Revenues	$1,331	$1,287	$1,653
Operating Expenses
Fuel	564	602	530
Plant operations	405	495	571
Plant operating leases	75	75	75
Depreciation and amortization	271	268	289
Asset impairments and other charges	464	28	714
Administrative and general	131	147	172
Total operating expenses	1,910	1,615	2,351
Operating loss	(579)	(328)	(698)
Other Income (Expense)
Equity in income from unconsolidated affiliates	45	46	86
Dividend income	6	12	30
Interest expense, net	(89)	(324)	(321)
Loss on early extinguishment of debt	(3)	—	—
Other income, net	5	—	15
Total other expense	(36)	(266)	(190)
Loss from continuing operations before reorganization items and income taxes	(615)	(594)	(888)
Reorganization items, net	120	43	—
Provision (benefit) for income taxes	(93)	160	(441)
Loss From Continuing Operations	(642)	(797)	(447)
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 14)	1	(112)	(632)
Net Loss	(641)	(909)	(1,079)
Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	(29)	(16)	1
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(670)	$(925)	$(1,078)
Amounts Attributable to Edison Mission Energy Common Shareholder
Loss from continuing operations, net of tax	$(671)	$(813)	$(446)
Income (loss) from discontinued operations, net of tax	1	(112)	(632)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(670)	$(925)	$(1,078)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Net Loss	$(641)	$(909)	$(1,079)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	—	(6)	—
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	(2)	—	—
Net gain (loss) adjustment, net of tax expense (benefit) of $22, $4 and $(10) for 2013, 2012 and 2011, respectively	35	—	(15)
Amortization of net loss and prior service adjustment included in expense, net of tax	5	4	2
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during the periods, net of income tax expense (benefit) of $19, $(6) and $(7) for 2013, 2012 and 2011, respectively	34	(17)	(12)
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(3), $16 and $25 for 2013, 2012 and 2011, respectively	5	(25)	(38)
Other comprehensive income (loss), net of tax	77	(44)	(63)
Comprehensive Loss	(564)	(953)	(1,142)
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(29)	(16)	1
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(593)	$(969)	$(1,141)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,176	$888
Accounts receivable—trade	83	73
Receivables from affiliates	3	8
Inventory	114	175
Derivative assets	44	53
Restricted cash and cash equivalents	7	11
Margin and collateral deposits	71	61
Prepaid expenses and other	37	54
Total current assets	1,535	1,323
Investments in Unconsolidated Affiliates	513	534
Property, Plant and Equipment, less accumulated depreciation of $1,314 and $1,431 at respective dates	3,877	4,516
Other Assets
Deferred financing costs	34	44
Long-term derivative assets	18	37
Restricted deposits	102	102
Rent payments in excess of levelized rent expense under plant operating leases	791	836
Other long-term assets	103	128
Total other assets	1,048	1,147
Total Assets	$6,973	$7,520

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2013	December 31, 2012
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$35	$29
Payables to affiliates	16	34
Accrued liabilities and other	149	67
Interest payable	2	1
Current portion of long-term debt	323	307
Short-term debt	4	382
Total current liabilities	529	820
Liabilities subject to compromise	4,015	3,959
Long-term debt net of current portion	1,171	749
Deferred taxes and tax credits, net (Note 7)	58	81
Deferred revenues	506	533
Long-term derivative liabilities	56	118
Other long-term liabilities	377	528
Total Liabilities	6,712	6,788
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,137	1,095
Retained deficit	(1,261)	(577)
Accumulated other comprehensive loss	(61)	(138)
Total Edison Mission Energy common shareholder's equity (deficit)	(121)	444
Noncontrolling Interests	382	288
Total Equity	261	732
Total Liabilities and Equity	$6,973	$7,520

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions)

	Edison Mission Energy Shareholder's Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$64	$1,336	$1,448	$(31)	$4	$2,821
Net loss	—	—	(1,078)	—	(1)	(1,079)
Other comprehensive loss, net of tax	—	—	—	(63)	—	(63)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(5)	—	—	(5)
Excess tax benefits related to stock option exercises	—	2	—	—	—	2
Other stock transactions, net	—	4	—	—	—	4
Purchase of noncontrolling interests	—	(15)	—	—	(1)	(16)
Balance at December 31, 2011	64	1,327	365	(94)	2	1,664
Net income (loss)	—	—	(925)	—	16	(909)
Other comprehensive loss, net of tax	—	—	—	(44)	—	(44)
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(17)	—	—	(17)
Non-cash distribution to Edison International[1]	—	(222)	—	—	—	(222)
Excess tax benefits related to stock option exercises	—	5	—	—	—	5
Other stock transactions, net	—	6	—	—	—	6
Contributions from noncontrolling interests[2]	—	—	—	—	288	288
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Transfers of assets to Capistrano Wind Partners[3]	—	(21)	—	—	—	(21)
Balance at December 31, 2012	64	1,095	(577)	(138)	288	732
Net income (loss)	—	—	(670)	—	29	(641)
Other comprehensive income, net of tax	—	—	—	77	—	77
Payments to Edison International for stock purchases related to stock-based compensation	—	—	(14)	—	—	(14)
Cash contribution from Edison International[1]	—	12	—	—	—	12
Non-cash contribution from Edison International[1]	—	25	—	—	—	25
Excess tax benefits related to stock option exercises	—	3	—	—	—	3
Other stock transactions, net	—	2	—	—	—	2
Contributions from noncontrolling interests[2]	—	—	—	—	94	94
Distributions to noncontrolling interests	—	—	—	—	(29)	(29)
Balance at December 31, 2013	$64	$1,137	$(1,261)	$(61)	$382	$261

[1]
During 2012, EME recorded a non-cash distribution to EIX related to the tax-allocation agreements. During 2013, EME received contributions from EIX related to the tax-allocation agreements. See Note 7—Income Taxes—EME—Deferred Tax Assets and Liabilities.

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

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net loss	$(641)	$(909)	$(1,079)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Non-cash reorganization items, net	48	23	—
Equity in income from unconsolidated affiliates	(45)	(46)	(85)
Distributions from unconsolidated affiliates	45	24	82
Mark to market on interest rate swaps	(6)	—	—
Depreciation and amortization	290	292	330
Deferred taxes and tax credits	(72)	162	(903)
Asset impairments and other charges	464	117	1,738
Loss on early extinguishment of debt	3	—	—
Proceeds from US Treasury Grants	—	44	388
Changes in operating assets and liabilities:
(Increase) decrease in margin and collateral deposits	(10)	(20)	14
(Increase) decrease in receivables	(5)	30	251
Decrease (increase) in inventory	61	(6)	(42)
Decrease (increase) in prepaid expenses and other	13	(9)	(9)
Decrease (increase) in restricted cash and cash equivalents	4	(2)	(4)
Decrease (increase) in rent payments in excess of levelized rent expense	45	(76)	(76)
Increase in payables, other current liabilities and liabilities subject to compromise	50	5	172
Decrease (increase) in derivative assets and liabilities, net	33	(26)	—
Decrease (increase) in other operating—assets	3	(2)	(73)
Decrease in other operating—liabilities	(47)	(68)	(44)
Operating cash flows from continuing operations	233	(467)	660
Operating cash flows from discontinued operations, net	(2)	(46)	(34)
Net cash provided by (used in) operating activities	231	(513)	626
Cash Flows From Financing Activities
Cash contributions from noncontrolling interests	94	288	—
Borrowings under short-term debt	4	195	32
Borrowings under long-term debt	171	79	481
Payments on debt	(123)	(56)	(107)
Borrowing held in escrow pending completion of project construction	—	97	(97)
Cash contribution from Edison International related to the tax-allocation agreements	12	—	—
Cash dividends to noncontrolling interests	(29)	(18)	—
Payments to affiliates related to stock-based awards	(14)	(17)	(8)
Excess tax benefits related to stock-based exercises	3	5	2
Financing costs	(6)	(9)	(26)
Net cash provided by financing activities from continuing operations	112	564	277
Cash Flows From Investing Activities
Capital expenditures	(92)	(355)	(672)
Proceeds from sale of assets	3	4	9
Proceeds from return of capital and loan repayments from unconsolidated affiliates	24	10	46
Proceeds from settlement of insurance claims	2	2	—
Cash settlement with turbine manufacturer	5	—	—
Purchase of interest of acquired companies	—	—	(3)
Investments in and loans to unconsolidated affiliates	(3)	—	(10)
Increase in restricted deposits and restricted cash and cash equivalents	—	(83)	(4)
Investments in other assets	4	(8)	(30)
Investing cash flows from continuing operations	(57)	(430)	(664)
Investing cash flows from discontinued operations, net	—	(31)	(14)
Net cash used in investing activities	(57)	(461)	(678)
Net increase (decrease) in cash and cash equivalents from continuing operations	288	(333)	273
Cash and cash equivalents at beginning of period from continuing operations	888	1,221	948
Cash and cash equivalents at end of period from continuing operations	1,176	888	1,221
Net decrease in cash and cash equivalents from discontinued operations	(2)	(77)	(48)
Cash and cash equivalents at beginning of period from discontinued operations	2	79	127
Cash and cash equivalents at end of period from discontinued operations	$—	$2	$79

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Operating Revenues from Marketing Affiliate	$817	$892	$1,286
Operating Expenses
Fuel	539	582	512
Plant operations	258	369	457
Depreciation and amortization	119	128	158
Asset impairments and other charges	465	14	653
Administrative and general	22	18	22
Impairment of loan to affiliate (Note 15)	—	1,378	—
Total operating expenses	1,403	2,489	1,802
Operating loss	(586)	(1,597)	(516)
Other Income (Expense)
Interest and other income	—	110	114
Interest expense	(23)	(33)	(40)
Total other income (expense)	(23)	77	74
Loss before reorganization items and income taxes	(609)	(1,520)	(442)
Reorganization items, net	41	6	—
Benefit for income taxes	(17)	(62)	(172)
Net Loss	$(633)	$(1,464)	$(270)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Net Loss	$(633)	$(1,464)	$(270)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	—	(12)	—
Pension and postretirement benefits other than pensions:
Net gain (loss) adjustment, net of tax expense (benefit) of $17, $0 and $(8) for 2013, 2012 and 2011, respectively	25	(1)	(13)
Amortization of net loss and prior service adjustment included in expense, net of tax	3	2	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(1), $3 and $15 for 2013, 2012 and 2011, respectively	(1)	4	23
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(2), $17 and $16 for 2013, 2012 and 2011, respectively	2	(26)	(25)
Other comprehensive income (loss), net of tax	29	(33)	(14)
Comprehensive Loss	$(604)	$(1,497)	$(284)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$118	$95
Due from affiliates, net (Note 15)	47	40
Inventory	94	165
Derivative assets	—	2
Other current assets	14	20
Total current assets	273	322
Property, Plant and Equipment, less accumulated depreciation of $1,011 and $1,260 at respective dates	1,523	2,078
Other long-term assets	10	28
Total Assets	$1,806	$2,428
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$9	$10
Accrued liabilities	73	18
Due to affiliates	6	3
Interest payable	3	1
Derivative liabilities	—	3
Current portion of lease financings	—	6
Total current liabilities	91	41
Liabilities subject to compromise	540	529
Benefit plans and other long-term liabilities	113	192
Total Liabilities	744	762
Commitments and Contingencies (Notes 6, 9 and 10)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,405	3,405
Retained deficit	(2,322)	(1,689)
Accumulated other comprehensive loss	(21)	(50)
Total Member's Equity	1,062	1,666
Total Liabilities and Member's Equity	$1,806	$2,428

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(in millions)

	Membership Interests	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2010	$—	$3,511	$270	$(3)	$3,778
Net loss	—	—	(270)	—	(270)
Other comprehensive loss, net of tax	—	—	—	(14)	(14)
Cash distribution to parent	—	—	(225)	—	(225)
Balance at December 31, 2011	—	3,511	(225)	(17)	3,269
Net loss	—	—	(1,464)	—	(1,464)
Other comprehensive loss, net of tax	—	—	—	(33)	(33)
Non-cash distribution to parent[1]	—	(106)	—	—	(106)
Balance at December 31, 2012	—	3,405	(1,689)	(50)	1,666
Net loss	—	—	(633)	—	(633)
Other comprehensive income, net of tax	—	—	—	29	29
Balance at December 31, 2013	$—	$3,405	$(2,322)	$(21)	$1,062

[1]	During 2012, Midwest Generation recorded a non-cash distribution to its parent related to the tax-allocation agreements. See Note 7—Income Taxes—Midwest Generation—Deferred Tax Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net loss	$(633)	$(1,464)	$(270)
Adjustments to reconcile loss to net cash provided by operating activities:
Non-cash reorganization items, net	26	6	—
Depreciation and amortization	119	129	160
Deferred taxes and tax credits	(19)	54	(145)
Asset impairments and other charges	465	14	653
Impairment of loan to affiliate	—	1,378	—
Changes in operating assets and liabilities:
(Increase) decrease in due to/from affiliates, net	(4)	(64)	28
Decrease (increase) in inventory	71	(6)	(36)
Increase in other current assets	3	(3)	(25)
Decrease in emission allowances	—	—	2
Increase (decrease) in accounts payable, other current liabilities and liabilities subject to compromise	3	(34)	(7)
Increase (decrease) in interest payable	2	(5)	(4)
Decrease in derivative assets and liabilities, net	1	6	1
Increase in other operating - liabilities	9	2	7
Net cash provided by operating activities	43	13	364
Cash Flows From Financing Activities
Cash distributions to parent	—	—	(225)
Repayments of lease financing	(6)	(116)	(109)
Net cash used in financing activities	(6)	(116)	(334)
Cash Flows From Investing Activities
Capital expenditures	(16)	(30)	(103)
Proceeds from sale of assets	1	3	—
Proceeds from settlement of insurance claims	—	2	—
Decrease (increase) in restricted deposits and restricted cash and cash equivalents	1	(2)	—
Investments in other assets	—	—	(18)
Repayment of loan from affiliate	—	12	9
Net cash used in investing activities	(14)	(15)	(112)
Net increase (decrease) increase in cash and cash equivalents	23	(118)	(82)
Cash and cash equivalents at beginning of period	95	213	295
Cash and cash equivalents at end of period	$118	$95	$213
The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
MIDWEST GENERATION, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (EME and Midwest Generation, except as noted )
This is a combined annual report of Edison Mission Energy (EME) and its indirect subsidiary Midwest Generation, LLC (Midwest Generation). EME is a holding company whose subsidiaries and affiliates are engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. EME also sells energy and capacity under contracts to specific purchasers or on a merchant basis in the marketplace and into wholesale markets. It also engages in hedging and energy trading activities in power markets, and provides scheduling and other services through its Edison Mission Marketing & Trading, Inc. (EMMT) subsidiary.
EME's coal-fired facilities are primarily owned or leased and operated by Midwest Generation. As of December 31, 2013, Midwest Generation operated 4,619 megawatts (MW) of power plants in Illinois (the Midwest Generation plants) based on installed capacity acknowledged by PJM Interconnection, LLC (PJM):

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
Chapter 11 Cases
On December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company, and Western Sierra Energy Company (the Initial Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 2, 2013, 3 additional EME subsidiaries, EME Homer City Generation L.P. (Homer City), Homer City Property Holdings Inc., and Edison Mission Finance Company (collectively, the Homer City Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Initial Debtors' and the Homer City Debtors' chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Initial Debtors and the Homer City Debtors are collectively referred to as the Debtor Entities. The Debtor Entities filed the Chapter 11 Cases due to a combination of pending debt maturities, low realized energy and capacity prices, high fuel costs and low generation, and capital requirements associated with retrofitting the Midwest Generation plants to comply with governmental regulations.
In October 2013, EME entered into an Asset Purchase Agreement (the Acquisition Agreement) and the Debtor Entities entered into a Plan Sponsor Agreement that, upon completion, would implement a reorganization of the Debtor Entities through a sale of substantially all of EME’s assets, including its equity interests in substantially all of its debtor and non-debtor subsidiaries, to a wholly owned subsidiary of NRG Energy Inc. (the Purchaser). The sale transaction (the NRG Sale) is a key component of EME's plan of reorganization.
In February 2014, EME entered into a Settlement Agreement with EIX and certain of its unsecured creditors holding a majority of its outstanding senior unsecured notes (the Settlement Agreement). Under the Settlement Agreement, EME filed a Third Amended Plan of Reorganization (the Plan) under which, on the effective date of the Plan (the Effective Date), EME will emerge from bankruptcy free of liabilities but will remain an indirect wholly-owned subsidiary of EIX. A new entity (the Reorganization Trust) will be formed and will make distributions pursuant to the Plan for the benefit of EME’s existing creditors. All assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG as part of the NRG Sale will be transferred to the Reorganization Trust, with the exception of (i) EME’s income tax benefits generated as of the Effective Date which had not previously been paid to EME under tax-allocation agreements with EIX

(EME Tax Attributes), estimated at $1.19 billion, which will be retained by the EIX consolidated tax group, (ii) liabilities totaling $241 million associated with the qualified pension plan, the executive retirement plan, the executive deferred compensation plan and uncertain federal and state tax positions, which are being assumed by EIX and (iii) EME’s indirect interest in Capistrano Wind Partners. EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes. EIX has disclosed that they have estimated their exposure to the qualified pension plan, executive retirement plan, executive deferred compensation plan and uncertain federal and state tax positions to be approximately $350 million.
The Bankruptcy Court issued a Confirmation Order in March 2014, which confirmed the Plan. The completion of the NRG Sale is expected in April 2014. For additional information, see Note 16—Restructuring Activities—Plan of Reorganization.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if EME and Midwest Generation were unable to continue as going concerns. EME's and Midwest Generation's ability to continue as going concerns is dependent on the successful completion of the NRG Sale and an emergence from bankruptcy. However, there is no assurance that these events will occur within their expected time frames or at all.
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
Cash Equivalents
Cash equivalents included money market funds totaling $983 million and $615 million for EME and $101 million and $75 million for Midwest Generation at December 31, 2013 and 2012, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Restricted Cash and Cash Equivalents, and Restricted Deposits
Restricted deposits consisted of cash balances that are restricted to pay amounts required for lease payments, debt service or to provide collateral. At December 31, 2013 and 2012, EME's restricted cash and deposits included $22 million and $49 million, respectively, to support letters of credit issued under EME's letter of credit facilities.
Restricted deposits of $4 million as of both December 31, 2013 and 2012 were included in other long-term assets on Midwest Generation's consolidated balance sheets. These cash balances are restricted to provide collateral or other deposits required by contract.

Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

	EME		Midwest Generation
	December 31,		December 31,
(in millions)	2013	2012	2013	2012
Coal, fuel oil and other raw materials	$50	$123	$48	$119
Spare parts, materials and supplies	64	52	46	46
Total inventory	$114	$175	$94	$165
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
Allocation of Net Income or Losses to Investors in Certain VIEs (EME only)
During 2012 and 2013, EME raised third-party capital to support the development of a portion of EME's wind portfolio by selling indirect equity interests in certain wind projects through a new venture, Capistrano Wind Partners. Capistrano Wind Partners' partnership agreements contain complex allocation provisions for taxable income and losses, tax credits and cash distributions. EME allocates net income for this consolidated investment to third-party investors based on the Hypothetical Liquidation Book Value (HLBV) method. HLBV is a balance sheet oriented approach that calculates the change in the claims of each partner on the net assets of the investment at the beginning and end of each period. Each partner's claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value and the resulting cash was then distributed to investors in accordance with their respective liquidation preferences. EME reports the net income (loss) attributable to the third-party investors as (income) loss attributable to noncontrolling interests in the consolidated statements of operations. For further information, see Note 3—Variable Interest Entities—Categories of VIEs—Capistrano Wind Equity Capital.
Purchased Emission Allowances, Exemptions and Offsets (EME only)
Purchased emission allowances are stated at the lower of weighted-average cost or market. Purchased emission allowances are recorded at cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of emission allowances has declined and it is probable that revenues earned from the generation of power will not cover the amounts recorded in the ordinary course of business. Purchased emission allowances are classified as current or long-term assets based on the time the allowances are expected to be used. At December 31, 2013 and 2012, EME had $4 million and $16 million, respectively, of purchased emission allowances, exemptions and offsets, primarily related to the Walnut Creek facility, reflected in other long-term assets in the accompanying consolidated balance sheets.
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
The remaining estimated useful life or lease term at December 31, 2013 for the Midwest Generation plants is as follows. Estimated useful lives of individual facilities could be impacted by decisions related to the installation of environmental remediation equipment. If environmental compliance equipment is not installed, the useful life may be shortened.

Joliet Unit 6	5 years
Joliet Units 7 and 8[1]	17 years
Powerton Station[1]	20 years

[1]	Represents leased facilities. The leases may be renewed based on criteria outlined in their respective agreements.
Interest incurred on funds borrowed by EME is capitalized during the construction period. Such capitalized interest is included in property, plant and equipment. Capitalized interest is amortized over the depreciation period of the major plant and facilities for the respective project. Capitalized interest was $7 million, $31 million and $27 million in 2013, 2012 and 2011, respectively. Midwest Generation did not record capitalized interest during the period.
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
Reorganization Items
Adjustments to amounts classified as LSTC are presented as Reorganization Items, a separate line item on the consolidated statement of operations. Reorganization items include direct and incremental costs of bankruptcy, such as professional fees. In 2012, reorganization items also included the write off of deferred financing costs of $15 million related to the classification of EME's senior notes as part of LSTC. For additional information, see Note 16—Restructuring Activities.
Interest Expense
EME and Midwest Generation will not pay interest expense during bankruptcy and it is not expected to be an allowable claim. Therefore, the filing entities will not accrue interest expense for financial reporting purposes; however, unpaid contractual interest is calculated for disclosure purposes.
Deferred Financing Costs (EME only)
Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis that approximates the effective interest rate method over the term of the related debt. Amortization of deferred financing costs charged to interest expense was $13 million, $19 million and $15 million in 2013, 2012 and 2011, respectively. For additional information, see "Reorganization Items" above.

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
EME accounts for grant income on the deferred method and, accordingly, will recognize operating revenues related to such income over the estimated useful life of the projects. EME received US Treasury Grants for eligible wind projects of $44 million and $388 million in 2012 and 2011, respectively.
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
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement (signed or modified after June 30, 2003) designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. EME has a number of power purchase agreements that contain leases in which EME is considered the lessor. These agreements are classified as operating leases. EME records rental income under these contracts as electricity is delivered at rates defined in power sales agreements. Revenues from these power sales agreements were $224 million, $124 million and $109 million in 2013, 2012 and 2011, respectively.
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

Stock-Based Compensation (EME only)
EIX's stock options, performance shares, deferred stock units and restricted stock units have been granted to EME employees under EIX's long-term incentive compensation programs. EME employees ceased receiving new awards under these programs upon the commencement of the Chapter 11 Cases, however, existing awards continue to vest. Upon completion of the NRG Sale and emergence from bankruptcy, all of EME's employees will be terminated. The terminated employees will generally receive one additional year of vesting and any unvested long-term incentive compensation awards will be canceled.
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
EME recognizes stock-based compensation expense on a straight-line basis over the requisite service period. EME recognizes stock-based compensation expense for awards granted to retirement-eligible participants on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. In conjunction with the commencement of the Chapter 11 Cases, EME ceased participating in EIX's long-term incentive compensation programs, and no new EIX stock-based compensation was awarded to EME employees in 2013.
Income Taxes and Tax-Allocation Agreements
EME
Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive payments from EIX for tax losses and credits generated by EME. During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013. The parties to the Settlement Agreement have estimated the EME Tax Attributes to be $1.19 billion and have agreed that EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes as follows: $225 million payable on the Effective Date in cash, with one half of the balance payable on each of September 30, 2015 and September 30, 2016, together with interest at 5% per annum from the Effective Date.
If the Settlement Agreement is terminated, as a result of the termination of the Acquisition Agreement or otherwise, then, as of January 1, 2014 benefits that had been previously generated by EME and utilized in the EIX consolidated tax return on a statutory basis but are unpaid under the tax-allocation agreements will not be available for use by EME in its own consolidated tax return and will not be paid by EIX. Additionally, tax benefits that had previously been generated by EME and not utilized in the EIX consolidated tax return on a statutory basis will generally be available for use by EME in its own consolidated return, but may be reduced by cancellation of indebtedness income (COD income) or as a result of the application of the consolidated return rules.
Under the Plan, EME will continue to be included in the consolidated federal and combined state income tax returns of EIX. EME's tax provision is determined using the “benefits for losses” method. This method is similar to a separate company return, except that EME recognizes, without regard to separate company limitations, additional tax liabilities or benefits based on the impact to the combined group including EME's taxable income or losses and state apportionment factors. Realization of any tax benefits generated by EME is dependent on EME's continued inclusion in the consolidated EIX tax returns, and the generation of sufficient consolidated taxable income by the EIX consolidated tax group prior to the expiration of the loss and credit carryforwards. Differences between the amount recorded in tax provision under the benefits for losses method and the amount of cash expected to be paid or received through the intercompany tax allocation agreements is recorded to equity.
EME accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Historically, in evaluating the realization of tax sharing assets, EME determined whether it was more likely than not the EIX consolidated tax group would generate sufficient taxable income to utilize EME's deferred income tax assets during the period in which EME was a part of the EIX consolidated income tax returns, or if it was more likely than not EME would utilize the deferred income tax assets on its own, after its expected separation from the consolidated group. As a result, as of December 31, 2013 and 2012, EME recorded a valuation allowance on its net deferred tax assets of $752 million and $444 million, respectively. Upon the effectiveness of the Settlement Agreement, EME would expect to reverse the valuation allowance it has recorded. For further information, see Note 7—Income Taxes.

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
Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. In evaluating the realization of deferred income tax assets, Midwest Generation must determine whether it is more likely than not it would utilize its own deferred income tax assets in a hypothetical tax return prepared on a separate company basis. As a result, as of December 31, 2013 and 2012, Midwest Generation recorded a valuation allowance on its net deferred tax assets of $767 million and $533 million, respectively. For further information regarding the valuation allowance, see Note 7—Income Taxes.
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
Under the Acquisition Agreement, prior to the closing date, Midwest Generation may reorganize into a single-member limited liability corporation, in which case it will become a disregarded entity for tax purposes and its existing income tax attributes will accumulate to EME. Under the Settlement Agreement, the EME Tax Attributes will be retained by the EIX consolidated tax group.
Interest income, interest expense and penalties associated with income taxes are reflected in benefit for income taxes on Midwest Generation's consolidated statements of operations.

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

Note 2. Property, Plant and Equipment (EME, Midwest Generation)
Property, plant and equipment consisted of the following:

	EME		Midwest Generation
	December 31,		December 31,
(in millions)	2013	2012	2013	2012
Land	$34	$36	$31	$32
Power plant facilities	4,453	4,612	$613	$1,293
Leasehold improvements	4	4	—	—
Emission allowances	541	672	496	639
Construction in progress[1]	54	495	53	28
Equipment, furniture and fixtures	105	128	8	13
Plant and equipment under lease financing	—	—	1,333	1,333
	5,191	5,947	2,534	3,338
Less accumulated depreciation and amortization	1,314	1,431	1,011	1,260
Net property, plant and equipment	$3,877	$4,516	$1,523	$2,078

[1]	Included $466 million at December 31, 2012 for EME's new gas and wind projects under construction.
The power sales agreements of certain EME wind projects qualify as operating leases pursuant to authoritative guidance on leases. The carrying amount and related accumulated depreciation of the property of these wind projects totaled $1.7 billion and $362 million, respectively, at December 31, 2013.
Property, plant and equipment for Midwest Generation includes leased properties pursuant to the Powerton and Joliet Sale Leaseback. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for each of the three years ended December 31, 2013, 2012 and 2011. Accumulated amortization related to the leased facilities was $555 million and $514 million at December 31, 2013 and 2012 respectively.
For information on impairment charges relating to property, plant and equipment, see Note 13—Asset Impairments and Other Charges.
Asset Retirement Obligations
EME
A reconciliation of the changes in EME's ARO liability is as follows:

	Years Ended December 31,
(in millions)	2013	2012	2011
Beginning balance	$80	$70	$47
Accretion expense	6	5	5
Revisions	—	—	(1)
Liabilities added	8	5	19
Ending balance	$94	$80	$70

EME has recorded AROs related to its new gas-fired peaker plant in connection with the commencement of commercial operations there, as well as its wind facilities due to site lease obligations to return the land to grade at the end of the respective leases. Wind-related AROs cover site reclamation and turbine and related facility dismantlement. The earliest settlement of any of these obligations is anticipated to be in 2019. However, the operation of an individual facility may impact the timing of the ARO for that facility. Decisions made in conjunction with each facility's operation could extend or shorten the anticipated life depending on improvements and other factors.

Midwest Generation
A reconciliation of the changes in Midwest Generation's ARO liability is as follows:

	Years Ended December 31,
(in millions)	2013	2012	2011
Beginning balance	$2	$2	$2
Accretion expense	—	—	1
Revisions	—	—	(1)
Ending balance	$2	$2	$2
Midwest Generation has conditional AROs related to asbestos removal and disposal costs for owned buildings and power plant facilities. Midwest Generation has not recorded a liability related to these structures because they cannot reasonably estimate the obligation's fair value at this time. The range of time over which Midwest Generation may settle these obligations in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques. At December 31, 2013, Midwest Generation had assets with a fair value of $4 million that were legally restricted for purposes of settling AROs.

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
Categories of VIEs
Projects or Entities that are Consolidated
At December 31, 2013 and December 31, 2012, EME consolidated 16 and 15 projects, respectively, that have noncontrolling interests held by others. These projects have a total generating capacity of 958 megawatts (MW) and 878 MW, respectively. The increase in the number of consolidated projects was due to the sale of an indirect equity interest in the Broken Bow I wind project, discussed below under Capistrano Wind Equity Capital. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.

EME's summarized financial information for consolidated projects consisted of the following:

(in millions)	December 31, 2013	December 31, 2012
Current assets	$70	$74
Net property, plant and equipment	1,187	1,117
Other long-term assets	112	90
Total assets	$1,369	$1,281
Current liabilities	$43	$50
Long-term debt net of current portion	214	186
Deferred revenues	152	156
Long-term derivative liabilities	12	23
Other long-term liabilities	47	40
Total liabilities	$468	$455
Noncontrolling interests	$382	$288
Assets serving as collateral for the debt obligations had a carrying value of $609 million and $497 million at December 31, 2013 and December 31, 2012, respectively, and primarily consist of property, plant and equipment. The debt obligations are nonrecourse to EME. The consolidated statements of operations and cash flows for the years ended December 31, 2013 and 2012 includes $10 million and $29 million of pre-tax losses, respectively, and $59 million and $75 million of operating cash flows, respectively, related to VIEs that are consolidated.
Capistrano Wind Equity Capital
In February 2012, Edison Mission Wind Inc. (Edison Mission Wind) sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I wind project (61 MW in Wyoming) and the Mountain Wind Power II wind project (80 MW in Wyoming) to a new venture, Capistrano Wind Partners. Outside investors provided $238 million of the funding and Mission Energy Holding Company (MEHC) made a $4 million preferred investment. In December 2012, Edison Mission Wind sold its indirect equity interest in the Crofton Bluffs wind project (40 MW in Nebraska) to Capistrano Wind Partners for $58 million. Outside investors provided $46 million of the funding. In January 2013, Edison Mission Wind sold its indirect equity interest in the Broken Bow I wind project (80 MW in Nebraska) to Capistrano Wind Partners for $112 million. Outside investors provided $94 million of the funding.
Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind, and EME's parent company, MEHC, own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. In the event that Edison Mission Wind is no longer included in the consolidated income tax returns of EIX, MEHC's equity interest converts to common stock such that Capistrano Wind Holdings would remain included in the EIX consolidated tax group. The closing of the NRG Sale would trigger the provisions to increase MEHC's holding of Capistrano Wind Holdings' common stock. For additional information, see Note 7—Income Taxes and Note 16—Restructuring Activities—NRG Sale.
Under the terms of the Capistrano Wind Holdings formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of MEHC's preferred investment, and retains responsibilities for managing the operations of Capistrano Wind Partners and its projects. Accordingly, EME consolidates these projects. The $378 million contributed by the third-party interests and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at December 31, 2013. The transactions between Edison Mission Wind and Capistrano Wind Partners were accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity of $21 million.

Projects that are not Consolidated
EME accounts for the majority of its investments in domestic gas and wind energy projects in which it has less than a 100% ownership interest, and does not have both the right to direct the commercial and operating activities and the obligation to absorb losses or receive benefits from the VIEs, under the equity method. As of December 31, 2013 and 2012, EME had significant variable interests in 5 natural gas projects that are not consolidated, consisting of the Big 4 Projects (Kern River, Midway-Sunset, Sycamore and Watson) and Sunrise. A subsidiary of EME operates 3 of the Big 4 Projects and Sunrise and EME's partner provides the fuel management services for the Big 4 Projects. In addition, the executive director of these gas projects is provided by EME's partner. Commercial and operating activities of these gas projects are jointly controlled by a management committee of each VIE. Accordingly, EME accounts for its variable interests in these projects under the equity method. The Kern River and Sycamore projects are subject to ongoing litigation in the Chapter 11 Cases. For additional information see Note 9—Commitments and Contingencies—Chevron Adversary Proceedings.
The following table presents the carrying amount of EME's investments in unconsolidated VIEs and the maximum exposure to loss for each investment:

	December 31, 2013
(in millions)	Investment	Maximum Exposure
Natural gas-fired projects	$325	$325
Wind projects	188	188
EME's exposure to loss in its VIEs accounted for under the equity method is generally limited to its investment in these entities. At December 31, 2013 and 2012, outstanding debt for projects that are not consolidated consisted of long-term debt that was secured by a pledge of project entity assets, but does not provide for recourse to EME. At December 31, 2013, such outstanding indebtedness was $25 million, of which $6 million was proportionate to EME's ownership in the project. At December 31, 2012, such outstanding indebtedness was $32 million, of which $8 million was proportionate to EME's ownership interest in the projects.
The following table presents summarized financial information of the investments in unconsolidated affiliates accounted for by the equity method:

	Years Ended December 31,
(in millions)	2013	2012	2011
Revenues	$754	$607	$769
Expenses	656	519	601
Net income	$98	$88	$168

	December 31,
(in millions)	2013	2012
Current assets	$411	$337
Noncurrent assets	657	711
Total assets	$1,068	$1,048
Current liabilities	$120	$78
Noncurrent liabilities	72	82
Equity	876	888
Total liabilities and equity	$1,068	$1,048
The difference between the carrying value of these equity investments and the underlying equity in the net assets was $9 million at December 31, 2013. The difference is being amortized over the life of the projects. The majority of noncurrent liabilities are composed of project financing arrangements that are nonrecourse to EME. The undistributed earnings of equity method investments were $18 million and $19 million at December 31, 2013 and 2012, respectively.

The following table presents, as of December 31, 2013, the investments in unconsolidated affiliates accounted for by the equity method that represent at least 5% of EME's loss before tax, excluding asset impairment charges, or in which EME has an investment balance greater than $40 million:

Unconsolidated Affiliates	Location	Investment at December 31, 2013 (in millions)	Ownership Interest at December 31, 2013	Operating Status
San Juan Mesa	Elida, NM	$74	75%	Operating wind-powered facility
Elkhorn Ridge	Bloomfield, NE	81	67%	Operating wind-powered facility
Sunrise	Fellows, CA	174	50%	Operating gas-fired facility
Sycamore	Bakersfield, CA	48	50%	Operating cogeneration facility
Watson	Carson, CA	34	49%	Operating cogeneration facility
The following table presents summarized financial information of EME's investments in unconsolidated affiliates:

	December 31,
(in millions)	2013	2012
Investments in Unconsolidated Affiliates
Equity investments	$513	$527
Cost investments	—	7
Total	$513	$534
At December 31, 2012, EME had a 38% ownership interest in Covanta Huntington L.P., a small biomass project, that it accounted for under the cost method of accounting as it did not have a significant influence over the project's operating and financial activities. In January 2013, EME received $7.5 million for the sale of all of its indirect interest in the project.
At December 31, 2013 and 2012, EME accounted for its 80% interest in Doga Enerji (Doga) on the cost method as accumulated distributions exceeded accumulated earnings. EME has not estimated the fair value of cost method investments as quoted market prices are not available and the determination of fair value is highly subjective and cannot be readily ascertained.

Note 4. Fair Value Measurements (EME and Midwest Generation, except as noted)
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of December 31, 2013 and December 31, 2012 for both EME and Midwest Generation.
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
EME
The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	983	$—	$—	$—	$983
Derivative contracts
Electricity	$—	$28	$33	$(4)	$57
Interest rate	—	5	—	—	5
Total assets	$983	$33	$33	$(4)	$1,045
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$—	$1	$(1)	$—
Natural gas	1	—	—	(1)	—
Interest rate	—	56	—	—	56
Total liabilities	$1	$56	$1	$(2)	$56

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	615	$—	$—	$—	$615
Derivative contracts
Electricity	$—	$41	$52	$(3)	$90
Total assets	$615	$41	$52	$(3)	$705
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$6	$1	$(7)	$—
Natural gas	3	—	—	(3)	—
Interest rate	—	118	—	—	118
Total liabilities	$3	$124	$1	$(10)	$118

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on EME's consolidated balance sheets.
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
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for EME's Level 3 assets and liabilities:

	December 31, 2013
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$54	$21	Latest auction pricing	Congestion prices	$(35.56) - $16.06	$0.08
Power contracts	4	5	Discounted cash flows	Power prices	$30.51 - $60.15	$36.86
Netting	(25)	(25)
Total	$33	$1

	December 31, 2012
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$71	$20	Latest auction pricing	Congestion prices	$(8.93) - $18.03	$0.19
Power contracts	2	2	Discounted cash flows	Power prices	$22.54 - $48.85	$39.62
Netting	(21)	(21)
Total	$52	$1
Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
The following table sets forth a summary of changes in the fair value of EME's consolidated Level 3 net derivative assets and liabilities:

(in millions)	2013	2012
Fair value of net assets at beginning of period	$51	$83
Total realized/unrealized gains (losses)
Included in earnings[1]	(11)	9
Included in AOCI[2]	—	1
Purchases	46	58
Settlements	(54)	(46)
Transfers out of Level 3	—	(54)
Fair value of net assets at end of period	$32	$51
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$(2)	$22

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of OCI.
There were no transfers between levels during 2013 and no transfers between Level 1 and Level 2 during 2012. Significant transfers out of Level 3 into Level 2 occurred in the first quarter of 2012 due to significant observable inputs becoming available as the transactions neared maturity.
Fair Value of Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,494	$1,491	$1,056	$1,057
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

Midwest Generation
The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2013
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$101	$—	$—	$101
Total assets	$101	$—	$—	$101
	December 31, 2012
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	75	$—	$—	$75
Derivative contracts
Electricity	$—	$2	$—	$2
Total assets	$75	$2	$—	$77
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
Midwest Generation does not have any Level 3 assets and liabilities. There were no transfers between levels during 2013 and 2012.

Note 5. Debt and Credit Agreements (EME only)
Debt
Debt with recourse to EME totaled $3.7 billion and is classified as part of liabilities subject to compromise (LSTC) as of December 31, 2013 and December 31, 2012. Nonrecourse debt, as summarized below, is debt whereby lenders rely on specific project assets to repay such obligations. The following table summarizes long-term debt (rates and terms as of December 31, 2013), excluding LSTC:

(in millions)	Current Rate[1]	Effective Interest Rate[2]	Maturity Date	December 31, 2013	December 31, 2012
Walnut Creek Energy Term Loan	2.50% LIBOR+2.25%	5.46%	May 2023	$417	$330
WCEP Holdings, LLC Term Loan	4.24% LIBOR+4.00%	7.63%	May 2023	53	52
Big Sky Wind, LLC Vendor financing loan	3.87% LIBOR+3.50%	3.87%	October 2014	231	222
High Lonesome Mesa, LLC Bonds	6.85% Fixed	6.85%	November 2017	65	69
American Bituminous Power Partners, L.P.[3] Bonds	0.05% Floating	0.05%	October 2017	39	46
Viento Funding II, Inc. Term Loan	3.10% LIBOR+2.75%	5.61%	July 2023	200	191
Tapestry Wind, LLC Term Loan	2.75% LIBOR+2.50%	4.51%	December 2021	201	210
Cedro Hill Wind, LLC Term Loan	3.38% LIBOR+3.13%	7.01%	December 2025	118	125
Laredo Ridge Term Loan	3.00% LIBOR+2.75%	5.90%	March 2026	69	71
Crofton Bluffs Wind, LLC Term Loan[4]	3.12% LIBOR+2.88%	5.37%	December 2027	26	27
Broken Bow Wind, LLC Term Loan[4]	3.12% LIBOR+2.88%	5.56%	December 2027	50	52
Others	Various	Various	Various	29	43
Total debt				$1,498	$1,438
Less: Short-term debt				4	382
Total long-term debt				1,494	1,056
Less: Current maturities of long-term debt				323	307
Long-term debt, net of current portion				$1,171	$749

[1]	London Interbank Offered Rate (LIBOR)

[2]
The effective rate at which interest expense is reflected in the financial statements after the consideration of the current rate of debt and any amounts subject to interest rate swaps. For further discussion, see Note 6—Derivative Instruments and Hedging Activities—Interest Rate Risk Management.

[3]
Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. On October 1, 2013, American Bituminous Power Partners, L.P. (Ambit) made the required annual principal payment to bondholders by drawing on its line of credit. The current interest rate on this short-term debt is 5.25%. Ambit was unable to fully reimburse the draw down which is a potential event of default. However, Ambit and various counterparties, including the line of credit issuer, executed an agreement effective October 1, 2013 to waive any event of default.

[4]
The interest rate swaps for this obligation expired in December 2013 and forward starting rate swaps became effective. For additional information, see Note 6—Derivative Instruments and Hedging Activities.

Long-term debt maturities at December 31, 2013, for the next five years are summarized as follows: $323 million in 2014, $93 million in 2015, $91 million in 2016, $141 million in 2017, and $91 million in 2018.

Chapter 11 Cases
The filing of the Chapter 11 Cases constitutes an event of default under various financing documents as summarized below.
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
Viento II Financing
In July 2013, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its Viento II Financing, a nonrecourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $238 million, which included a $202 million 10-year partially amortizing term loan, a $27 million 7-year letter of credit facility and a $9 million 7-year working capital facility. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary. EME reaffirmed the pledge of its interest in Viento Funding II, Inc. in connection with the amendment but is not a borrower or a guarantor. The amendment cured any possible event of default, and therefore the Viento Funding II debt was classified as a long-term liability on the consolidated balance sheets.
Viento Funding II terminated $78 million amortizing notional amount 3.415% interest rate swap agreements and entered into several tranches of new interest rate swap agreements to hedge the majority of exposure to fluctuations in interest rates. As a result of the termination, EME wrote off $4 million of unamortized deferred financing costs as a loss on early extinguishment of debt in the consolidated statements of operations. For additional information, see Note 6—Derivative Instruments and Hedging Activities—Interest Rate Risk Management.
High Lonesome Financing
The filing of the Chapter 11 Cases constitutes an event of default under the documents governing the issuance of the Series 2010A and 2010B Bonds (the Bonds). In July 2013, the applicable bondholders granted a permanent waiver of default, subject to EME assuming the state production tax credit agreement in the Chapter 11 Cases. Pursuant to assumption and rejection procedures previously approved by the Bankruptcy Court, EME assumed the agreement effective as of July 15, 2013. As of December 31, 2013, there were $40 million and $25 million outstanding under the Series 2010A and Series 2010B Bonds, respectively, and $7 million of outstanding letters of credit.
Credit Facilities and Letters of Credit
During 2013, EME terminated its letter of credit facility with DNB Bank and, through its subsidiaries, completed new letter of credit facilities totaling $101 million. The new letter of credit facilities consist of $75 million at Edison Mission Wind, expiring April 30, 2016, $10 million at Mountain Wind Power LLC, expiring September 17, 2020 and $16 million at Mountain Wind Power II, LLC, expiring September 17, 2020. Through its subsidiaries, EME has a total letter of credit capacity of $292 million.
At December 31, 2013, EME's subsidiaries' had issued letters of credit aggregating $163 million supported by $22 million of cash collateral. The outstanding letters of credit were scheduled to expire as follows: $59 million in 2014, $17 million in 2017, $9 million in 2018, $27 million in 2020, $18 million in 2021, $13 million in 2022 and $20 million in 2023. Certain letters of credit are subject to automatic renewal provisions. Included in the outstanding letters of credit were $22 million issued in connection with the power purchase agreement with Southern California Edison Company (SCE), an affiliate of EME, under the Walnut Creek credit facility.
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

Interest under the term loans will accrue at LIBOR plus 2.88%, with the term loan rate increasing 0.13% after the third, sixth, ninth, and twelfth years. As of December 31, 2013, Broken Bow I and Crofton Bluffs have $50 million and $26 million outstanding under the term loans, respectively, and $10 million and $3 million of outstanding letters of credit, respectively.
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
A total of $97 million of cash proceeds received from the 10-year term loan was deposited into an escrow account as of December 2011 pending completion of the Pinnacle wind project. During 2012, certain neighbors of the Pinnacle wind project filed civil complaints alleging, among other things, that the noise emissions and shadow flicker from the Pinnacle wind farm constituted a nuisance and seeking compensatory damages, punitive damages and other equitable relief. During the fourth quarter of 2012, all of the civil complaints were settled and the escrowed loan proceeds were released to Tapestry Wind, LLC. At December 31, 2013, there was $201 million outstanding under the loan and $20 million of outstanding letters of credit.
Walnut Creek
In July 2011, EME completed, through two wholly owned subsidiaries, Walnut Creek Energy and WCEP Holdings, LLC, nonrecourse financings to fund construction of the Walnut Creek gas-fired project. The financings included floating rate construction loans totaling $495 million that converted to 10-year amortizing term loans in June 2013, which is when Walnut Creek started earning revenues under its long-term purchase power agreement.
Big Sky Turbine Financing
In October 2009, EME's subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer Suzlon Wind Energy Corporation (Suzlon) for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan associated with the financing agreement has a five-year final maturity. However, the satisfaction of certain criteria, including project performance and absence of serial defects, may trigger earlier repayment. In September 2012, Suzlon sued Big Sky in New York federal court seeking a declaratory judgment that the early repayment provisions had been satisfied and that Big Sky should be required to repay the loan in full in February 2013. Big Sky answered Suzlon's complaint, denied the allegations and counterclaimed. The counterclaim alleged that certain serial defects existing in the turbine equipment supplied by Suzlon precluded application of the early repayment provisions. The litigation is still pending in New York federal court. The Big Sky loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project, but is nonrecourse to EME. For further details regarding consolidated assets pledged as security for debt obligations, see Note 3—Variable Interest Entities.
As of December 31, 2013, there was $231 million outstanding under the vendor financing loan at an effective interest rate of 3.87%. EME has been in discussions with Suzlon regarding a potential sale of EME's interest in the Big Sky wind project in exchange for forgiveness of debt and other consideration. These discussions are ongoing and EME has not made any decisions with respect to a potential sale. As a result, Big Sky's long-lived assets, consisting of property, plant and equipment and deferred revenue, were evaluated for impairment under the Held for Use model of Accounting Standards Codification 360 Property, Plant, and Equipment (ASC 360). The probability weighted future undiscounted cash flows associated with this asset group exceeded its carrying value at December 31, 2013 and consequently no impairment has been recognized. If EME and Suzlon do agree upon a sale transaction under terms similar to those currently under discussion, EME would record a material loss. If EME and Suzlon do not agree upon a sale transaction, Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan. EME does not intend to make an investment in the project and is under no obligation to do so. If a restructuring of the loan or a sale effort is unsuccessful, Suzlon may foreclose on the project resulting in a write-off of the entire investment in the project. At December 31, 2013, EME's investment in the Big Sky wind project consisted of assets of $447 million and liabilities of $369 million.

Debt Covenants
Certain project financings contain covenants and restriction requirements to meet certain financial ratios and reporting requirements. Distributions from projects are typically restricted if covenant requirements are not met. Key existing covenants of EME's non-debtor subsidiaries include:

Debt Service Coverage Ratio[1]	Covenant Level	Actual Performance as of December 31, 2013
High Lonesome	1.20 to 1.00	1.88	[2]
Viento II	1.40 to 1.00	2.75
Tapestry Wind	1.20 to 1.00	1.48
Laredo Ridge	1.20 to 1.00	1.79
Cedro Hill	1.20 to 1.00	1.53
Broken Bow	1.20 to 1.00	1.67
Crofton Bluffs	1.20 to 1.00	2.23
Walnut Creek Energy[3]	1.20 to 1.00	N/A
WCEP Holdings, LLC[3]	2.50 to 1.00	N/A
Required reserve account balance[4]
Ambit	Twenty million	Four million

[1]
The Debt Service Coverage Ratio (DSCR) is typically calculated over a 12-month historical period and is individually defined for each borrowing in the applicable financing agreement, credit agreement, trust indenture, or other document governing the financing requirements.

[2]	Calculated at October 31, 2013, the last payment date.

[3]	Commercial operations started in the second quarter of 2013.

[4]
Ambit is required to maintain funded reserve accounts primarily for debt servicing and maintenance costs. The underfunded reserve does not create an event of default under the loan but does restrict distributions from Ambit.

EME's non-debtor subsidiaries were in compliance with all of their debt covenants at December 31, 2013 except for the required reserve amount at Ambit. Accordingly, the net assets of Ambit are considered restricted. Restricted net assets are those that cannot be transferred to EME in the form of loans, advances, or cash dividends without the consent of third parties, typically lenders or partners. In addition to Ambit, EME also has partnership agreements which require partners' approval for distributions and financing agreements which require the minimum reserve or operating account funding levels. Net assets are considered restricted if distributions are dependent upon approval by EME's unaffiliated partners. At December 31, 2013, restricted net assets of EME's subsidiaries was $1.7 billion.

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
Notional Volumes of Derivative Instruments
The following table summarizes notional volumes of derivatives used for hedging and trading activities:

				December 31, 2013
				Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh[1]	170	7	177	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—		1
Electricity	Congestion	Purchases, net	GWh	—	56	56	[4]	262,188	[4]

				December 31, 2012
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh	3,615	—	3,615	1	47	48	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—	—	—	—		492
Electricity	Capacity	Purchases, net	GW-Day	—	—	—	—	—	—		60	[3]
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	263	263	[4]	268,529	[4]
Natural gas	Forwards/Futures	Purchase, net	bcf	—	—	—	—	—	—		9.9

[1]	gigawatt-hours (GWh); gigawatts-day (GW-Day); billion cubic feet (bcf).

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
Through July 2013, as a result of the Chapter 11 Cases and the short-term forbearance agreements that had been executed with the lenders and the EME subsidiary borrowers, EME could no longer conclude it was probable that the future interest payments associated with the Viento II Financing would occur. Accordingly, the cash flow hedges associated with these interest rate swaps were prospectively dedesignated. Unrealized gains of $6 million were recorded in interest expense on the consolidated statements of operations during the year ending December 31, 2013 from changes in the fair value of interest rate swaps. In conjunction with the amendment of the Viento II Financing in July 2013, EME entered into new interest rate swaps and re-designated the existing interest rate swaps as cash flow hedges. Interest rate swap termination fees of $6 million were recorded as reduction to derivative liabilities on the consolidated balance sheets. For additional information, see Note 5—Debt and Credit Agreements.
The following table summarizes EME's interest rate swaps:

				Notional Value (in millions)
	Effective Date	Expiration Date	Fixed Swap Rate Paid	December 31, 2013	December 31, 2012
Project Financing
Viento Funding II	June 2009	June 2016	3.18%	48	65
Viento Funding II	March 2011	December 2020	3.42%	30	108
Viento Funding II	July 2013	July 2023	3.03%	103	—
Cedro Hill	December 2010	December 2025	4.29%	106	112
Laredo Ridge	March 2011	March 2026	3.46%	62	64
Tapestry	December 2011	December 2021	2.21%	181	189
Broken Bow [1]	December 2012	December 2013	0.83%	—	47
Broken Bow [1]	December 2013	December 2027	2.96%	45	—
Crofton Bluffs[1]	December 2012	December 2013	0.78%	—	24
Crofton Bluffs[1]	December 2013	December 2027	2.75%	23	—
Walnut Creek Energy[2]	November 2011	May 2013	0.81%	—	181
Walnut Creek Energy[2]	June 2013	May 2023	3.54%	375	—
WCEP Holdings[2]	July 2011	May 2013	0.79%	—	$26
WCEP Holdings[2]	June 2013	May 2023	4.00%	$48	—
Forward Starting Swaps
Tapestry	December 2021	December 2029	3.57%	60	60
Viento Funding II	July 2023	June 2028	4.99%	65	—

[1]	During the fourth quarter of 2013, the existing interest rate swaps for the Broken Bow and Crofton Bluffs projects expired and the forward starting swaps became effective.

[2]
During the second quarter of 2013, the existing interest rate swaps for the Walnut Creek Project expired and, in conjunction with the conversion to term loans, the forward starting swaps became effective.

Summary of Derivative Instruments
The following table summarizes EME's derivative instruments, including amounts offset by collateral and under master netting agreements:

	December 31, 2013
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	$81	$(37)	$44	$23	$(10)	$13	$57
Natural gas contracts	47	(47)	—	4	(4)	—	—
Total derivatives subject to a master netting agreement	128	(84)	44	27	(14)	13	57
Total derivatives not subject to a master netting agreement[1]	—	—	—	5	—	5	5
Total assets	128	(84)	44	32	(14)	18	62
Liabilities
Electricity contracts	36	(36)	—	9	(9)	—	—
Natural gas contracts	46	(46)	—	5	(5)	—	—
Total derivatives subject to a master netting agreement	82	(82)	—	14	(14)	—	—
Total derivatives not subject to a master netting agreement[1]	—	—	—	56	—	56	56
Total liabilities	$82	$(82)	$—	$70	$(14)	$56	$56
1    EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.

	December 31, 2012
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	120	(67)	53	52	(15)	37	90
Natural gas contracts	33	(33)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total assets	155	(102)	53	53	(16)	37	90
Liabilities
Electricity contracts	71	(71)	—	15	(15)	—	—
Natural gas contracts	36	(36)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total derivatives subject to a master netting agreement	109	(109)	—	16	(16)	—	—
Total derivatives not subject to a master netting agreement[1]	—	—	—	118	—	118	118
Total liabilities	109	(109)	—	134	(16)	118	118

[1]	EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.
EME's subsidiaries have posted $71 million and $61 million cash margin in the aggregate with various counterparties at December 31, 2013 and December 31, 2012 respectively, to support hedging and trading activities. The cash margin posted is required by counterparties as an initial collateral deposit and cannot be offset against the fair value of open contracts except in the event of default. EME's exposure is composed of $43 million and $44 million of net accounts receivable at December 31, 2013 and December 31, 2012, respectively. For positions subject to a master netting agreement, EME is in a net asset position, and in the event of default, cash collateral would be returned to EME. EME did not have any collateral received from counterparties as of December 31, 2013 and December 31, 2012.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of EME's AOCI:

	Years Ended December 31,
	2013		2012
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts
Beginning of period derivative gains (losses)	(1)	(118)	35	(90)
Effective portion of changes in fair value	(2)	55	5	(28)
Reclassification to operating revenues	3	—	(41)	—
Reclassification to interest expense	—	5	—	—
End of period derivative gains (losses)[1]	—	(58)	(1)	(118)

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity and interest rate contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.

EME recorded losses of $1 million, none and $4 million in 2013, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness. EME also amortized $5 million of the deferred unrealized losses in AOCI related to the dedesignated Viento II interest rate hedge to interest expense on the consolidated statements of operations in 2013.
The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Years Ended December 31,
(in millions)	Income Statement Location	2013	2012
Economic hedges	Operating revenues	$(9)	$31
	Fuel	—	2
	Interest expense, net	6	—
Trading activities	Operating revenues	75	68
Midwest Generation
Summary of Derivative Instruments
The following table summarizes Midwest Generation's commodity short-term derivative instruments for non-trading purposes, including amounts offset by collateral and under master netting agreements:

	December 31, 2013			December 31, 2012
(in millions)	Gross	Netting and Collateral	Net	Gross	Netting and Collateral	Net
Assets
Electricity contracts	$1	$(1)	$—	$12	$(10)	$2
Liabilities
Electricity contracts	1	(1)	—	13	(10)	3
Midwest Generation does not have any long-term derivative assets and liabilities at December 31, 2013 and December 31, 2012

The following table provides the cash flow hedge activity as part of Midwest Generation's AOCI:

	Years Ended December 31,
(in millions)	2013	2012
Beginning of period derivative gains (losses)	(2)	34
Effective portion of changes in fair value	(2)	7
Reclassification to operating revenues	4	(43)
End of period derivative gains (losses)[1]	—	(2)

[1]	Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains (losses) of $(1) million, none and $4 million in 2013, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

(in millions)	Income Statement Location	Years Ended December 31,
		2013	2012
Economic hedges	Operating revenues	$(9)	$31
	Fuel	—	2
Energy Trading Derivative Instruments (EME only)
The change in the fair value of energy trading derivative instruments was as follows:

(in millions)	2013	2012
Fair value of trading contracts at beginning of period	$84	$107
Net gains from energy trading activities	75	68
Amount realized from energy trading activities	(88)	(93)
Other changes in fair value	(12)	2
Fair value of trading contracts at end of period	$59	$84
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
The Midwest Generation plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for 100%, 92% and 81% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Sales into PJM accounted for approximately 62%, 64% and 63% of EME's consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Moody's Investors Service, Inc. (Moody's) rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula. At December 31, 2013 and 2012, EME's account receivable due from PJM was $32 million and $40 million, respectively.

Note 7. Income Taxes (EME, Midwest Generation)
EME
Income Tax Expense (Benefit)
The provision (benefit) for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Continuing Operations
Current
Federal	$—	$—	$48
State	—	—	(44)
Total current	—	—	4
Deferred
Federal	$(33)	$26	$(389)
State	(60)	134	(56)
Total deferred	(93)	160	(445)
Provision (benefit) for income taxes from continuing operations	(93)	160	(441)
Discontinued operations	6	(73)	(411)
Total	$(87)	$87	$(852)

The components of income (loss) before income taxes applicable to continuing operations and discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2013	2012	2011
Continuing operations	$(735)	$(637)	$(888)
Discontinued operations	7	(185)	(1,043)
Total	$(728)	$(822)	$(1,931)
Deferred Tax Assets and Liabilities
The components of net accumulated deferred income tax asset (liability) were:

	December 31,
(in millions)	2013	2012
Deferred tax assets
Accrued charges and liabilities	$232	$234
Net operating loss carryforwards	1,202	841
Production tax and other credit carryforwards	332	254
Derivative instruments	15	49
Other	5	6
Total	1,786	1,384
Valuation allowance	(752)	(444)
Net deferred tax assets	1,034	940
Deferred tax liabilities
Property, plant and equipment - basis differences	$1,069	$989
Deferred investment tax credit	4	4
State taxes	19	28
Total	1,092	1,021
Deferred tax liabilities, net	$(58)	$(81)
Classification of net accumulated deferred income taxes
Included in deferred taxes and tax credits, net	$58	$81
Valuation Allowance
Historically, EME participated in tax-allocation agreements with EIX in which EME would be eligible to receive payments from EIX for tax losses and credits generated by EME. During 2012, EIX modified the tax-allocation agreements to terminate EME's participation on December 31, 2013. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination. As a result, as of December 31, 2013 and 2012, EME recorded a valuation allowance on its net deferred tax assets of $752 million and $444 million, respectively. The net increase during 2013 of $308 million was due to the accumulation of unpaid tax benefits related to net operating losses and production tax credits and $167 million related to an asset impairment charge on the Will County Station recorded during the third quarter of 2013. In 2012, $438 million of the valuation allowance was recorded to net loss on the consolidated statements of operations and $6 million was reflected in accumulated other comprehensive loss. Upon the effectiveness of the Settlement Agreement, EME would expect to reverse the valuation allowance it has recorded. For additional information, see Note 16—Restructuring—Plan of Reorganization.
At December 31, 2013 amounts included in other long-term assets, payables to affiliates, and other long-term liabilities associated with the tax-allocation agreements were $31 million, $15 million and $6 million, respectively. At December 31,

2012, amounts included in other long-term assets, payables to affiliates and other long-term liabilities associated with the tax-allocation agreements were $18 million, $33 million and $21 million, respectively.
Net Operating Loss and Federal Tax Credit Carryforwards
At December 31, 2013, EME had $3,226 million of federal net operating loss carryforwards which expire between 2031 and 2033 and $2,106 million of state net operating loss carryforwards which expire between 2022 and 2033, if unused. Additionally, there were $332 million of federal tax credit carryforwards of which $317 million expire between 2029 and 2033, if unused, and the remainder have no expiration date. Included in net operating loss carryforwards were excess tax benefits that had not been generated by EME. Accordingly, EME recorded a $27 million non-cash income tax benefit offset by an equal valuation allowance during the fourth quarter of 2013.
In addition, at December 31, 2012, EME recorded a non-cash distribution to its parent of $222 million related to tax benefits for which, under the tax-allocation agreements as applied, EME has not yet, and may never be, entitled to be paid. During 2013, in connection with EIX's finalization of their 2012 consolidated tax returns, EME recorded a net non-cash contribution from EIX of $25 million related to tax benefits which EME had previously believed would be utilized in the EIX consolidated tax return on a statutory basis but would not be paid under the tax-allocation agreements. In addition, EME received a net tax-allocation payment from EIX of approximately $12 million as a partial payment for tax benefits previously recorded as non-cash distributions. At December 31, 2013, EME has not yet, and may never be, entitled to be paid for the $185 million remaining as a non-cash distribution to its parent. In addition, EME has not yet, and may never be, paid for the approximately $1,435 million of tax benefits generated by EME which have not yet been utilized in the EIX consolidated tax return. Under the Settlement Agreement, EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes. For additional information, see Note 16—Restructuring—Plan of Reorganization.
Capistrano Wind Holdings and Capistrano Wind, LLC, which still participate in tax-allocation agreements with EIX, have generated $126 million of tax benefits, $27 million of which has been used by the EIX consolidated tax group, for all of which either payment has been received or payment is expected to be received under the tax-allocation agreements.
Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Years Ended December 31,
(in millions)	2013	2012	2011
Loss from continuing operations before income taxes	$(735)	$(637)	$(888)
Benefit for income taxes at federal statutory rate of 35%	$(257)	$(223)	$(311)
Increase (decrease) in income tax from
State tax - net of federal benefit	(32)	11	(56)
Excess losses over tax allocation losses	(27)	—	—
Change in valuation allowance	308	438	—
Production tax credits, net	(79)	(68)	(66)
Qualified production deduction	—	—	(6)
Deferred tax adjustments	1	—	(8)
Taxes on income allocated to noncontrolling interests	(10)	(4)	—
Other	3	6	6
Total provision (benefit) for income taxes from continuing operations	$(93)	$160	$(441)
Effective tax rate	13%	*	50%

*	Not meaningful.
Estimated state income tax benefits allocated from EIX of $5 million, $3 million and $6 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. In the fourth quarter of 2012, EME's state tax benefit was reduced by a change in future state apportionment factors resulting from EME's exit from the EIX consolidated tax group.

Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2013	2012	2011
Balance at January 1	$159	$171	$153
Tax positions taken during the current year
Increases	—	—	9
Decreases	—	—	—
Tax positions taken during a prior year
Increases	—	—	9
Decreases	—	(12)	—
Decreases for settlements during the period	—	—	—
Decreases resulting from a lapse in statute of limitations	—	—	—
Balance at December 31	$159	$159	$171
As of December 31, 2013 and 2012, $154 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. EME believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $66 million within the next 12 months as a result of settling the audit for tax years 2003 through 2006.
EIX's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by EIX for years 1991 through 2002 remain subject to audit.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to EME's income tax liabilities was $76 million and $65 million as of December 31, 2013 and 2012, respectively.
The net after-tax interest and penalties recognized in income tax expense was $6 million, $8 million and $10 million for 2013, 2012 and 2011, respectively.
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included a proposed adjustment related to EME. The proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $207 million, including approximately $59 million of interest and $42 million in penalties through December 31, 2013. EME disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. During the fourth quarter of 2013, the Internal Revenue Service advised EME that it intends to issue technical advice adverse to EME supporting the proposed adjustment by Internal Revenue Service examination increasing the taxable gain on the 2004 sale of EME's international assets (the technical advice adverse to EME was received in February 2014). The technical advice did not address penalties. EME is continuing to protest the asserted penalty with Internal Revenue Service Appeals. EME anticipates that the Internal Revenue Service will issue a deficiency notice for the tax, interest and possibly penalties related to this issue at the conclusion of the Internal Revenue Service appeals process. After the receipt of such deficiency notice, EME will have 90 days to file a petition in Unites States Tax Court. If a petition is not timely filed, EME anticipates after the expiration of the 90-day period, the Internal Revenue Service will assess the underpayment of tax, interest and penalties, if any, and demand payment. Under the Settlement Agreement, this liability along with the rest of the EME Tax Attributes will be retained by the EIX consolidated tax group. For additional information, see Note 16—Restructuring—Plan of Reorganization.
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

Midwest Generation
Income Tax Benefit
The benefit for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Current
Federal	$—	$—	$2
State	—	—	12
Total current	—	—	14
Deferred
Federal	$(14)	$(76)	$(145)
State	(3)	14	(41)
Total deferred	(17)	(62)	(186)
Benefit for income taxes	$(17)	$(62)	$(172)
Deferred Tax Assets and Liabilities
The components of net accumulated deferred income tax asset (liability) were:

	December 31,
(in millions)	2013	2012
Deferred tax assets
State taxes	$3	$—
Deferred income	2	2
Derivative instruments	6	24
Impairment of loan to affiliate - tax	539	539
Property, plant and equipment - basis differences	107	—
Net operating loss carryforwards	88	—
Accrued charges and liabilities	22	16
Total	767	581
Valuation allowance	(767)	(533)
Net deferred tax assets	—	48
Deferred tax liabilities
State taxes	—	3
Property, plant and equipment - basis differences	—	45
Total	—	48
Deferred taxes, net	$—	$—
Valuation Allowance
As of December 31, 2013 and 2012, Midwest Generation recorded a valuation allowance on its net deferred tax assets of $767 million and $533 million, respectively, as a result of recently recognized losses and the indications of expected future losses. The net increase during 2013 of $234 million was due to the accumulation of unpaid tax benefits related to net operating losses and $167 million related to an asset impairment charge described above. In 2012, $521 million of the valuation allowance was recorded to net loss on the consolidated statements of operations and $12 million was reflected in accumulated other comprehensive loss.

Intercompany Tax-Allocation Agreement
At December 31, 2012, $106 million of tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but was not collectible under Midwest Generation's tax allocation agreement were accounted for as non-cash distributions to Midwest Generation's parent. Midwest Generation's tax-allocation agreement only permits the use of net operating losses to offset future taxable income and does not include the right to receive payments.
Net Operating Loss Carryforwards
As of December 31, 2013, on a separate return basis, Midwest Generation had $517 million of federal net operating loss carryforwards which expire in 2031 and 2033, $341 million of state net operating loss carryforwards which expire between 2025 and 2033, if unused. Under the Acquisition Agreement, prior to the closing date, Midwest Generation may reorganize into a single-member limited liability corporation, in which case it will become a disregarded entity for tax purposes and its existing income tax attributes will accumulate to EME. For additional information, see Note 16—Restructuring—Plan of Reorganization.
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Years Ended December 31,
(in millions)	2013	2012	2011
Loss before income taxes	(650)	$(1,526)	$(442)
Benefit for income taxes at federal statutory rate of 35%	$(228)	$(534)	$(155)
State tax, net of federal benefit	(26)	(52)	(19)
Change in valuation allowance	234	521	—
Other	3	3	2
Total benefit for income taxes	$(17)	$(62)	$(172)
Effective tax rate	3%	4%	39%
Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2013	2012	2011
Balance at January 1	$44	$44	$44
No activity	—	—	—
Balance at December 31	$44	$44	$44
As of December 31, 2013 and 2012, $41 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Midwest Generation believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $36 million within the next 12 months as a result of settling the audit for tax years 2003 through 2006.
EIX's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by EIX for years 1991 through 2002 remain subject to audit.
Accrued Interest and Penalties
The total amount of accrued interest expense and penalties was $26 million and $23 million as of December 31, 2013 and 2012, respectively. The net after-tax interest expense and penalties recognized in income tax expense was $2 million, $2 million and $3 million for 2013, 2012 and 2011, respectively.

Bonus Depreciation Impact (EME, Midwest Generation)
The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. The 50% bonus depreciation provisions continued for qualifying property placed in service through 2013 as a result of the American Taxpayer Relief Act signed into law in January 2013. Based on these rules, EME and Midwest Generation continue to accelerate federal tax deductions in 2012 and 2013 for qualifying capital expenditures.

Note 8. Compensation and Benefit Plans (EME and Midwest Generation, except as noted)
Employee Savings Plan
A 401(k) plan is maintained to supplement eligible employees' retirement income. The EME 401(k) plan received contributions from EME of $8 million, $17 million and $15 million in 2013, 2012 and 2011, respectively. The Midwest Generation 401(k) plan received contributions from Midwest Generation of $3 million, $7 million and $6 million in 2013, 2012 and 2011, respectively.
Long-Term Incentive Plan (EME only)
The Long-Term Incentive Plan (LTIP) is a performance-based cash awards program based on three categories: plant reliability, cost reduction and the adjusted enterprise values of EME and Midwest Generation. A payment under the plant reliability and cost reduction components will occur based on the achievement of the specified measures through the earlier of December 31, 2014 or emergence from bankruptcy. A payment under the adjusted enterprise value components will only occur based on the values of EME and Midwest Generation at emergence from bankruptcy. Management has concluded that a payment under the plant reliability and cost reduction components is probable and has determined the probable range of all payments under the LTIP to be from $17 million to $52 million. At December 31, 2013, EME accrued $8.5 million associated with the LTIP, based on an earning period through December 31, 2014.
Pension Plans and Postretirement Benefits Other than Pensions
EME and Midwest Generation have historically participated in pension and other postretirement benefit plans sponsored by EIX and SCE under a shared services agreement with EIX. The shared services agreement with EIX is expected to terminate at the earlier of the consummation of the NRG Sale or, under certain circumstances, by July 31, 2014. GAAP requires that the change in ownership of EME must occur prior to changes in certain pension plan assumptions. For further discussion of the NRG Sale, see Note 16—Restructuring Activities.
Pension Plans
EME noncontributory defined benefit pension plans (the non-union plan has a cash balance feature) cover most employees meeting minimum service requirements. The expected contributions (all by the employer) are approximately $16 million, including Midwest Generation, for the year ended December 31, 2014.
Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the EIX pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The EIX plan has a cash balance feature. The expected contributions (all by the employer) for the plans are approximately $12 million for the year ended December 31, 2014.
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

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2013			2012
(in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME	Midwest Generation	Other EME Subsidiaries[1]	EME
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$225	$105	$330	$195	$121	$316
Service cost	12	2	14	14	2	16
Interest cost	9	5	14	8	6	14
Actuarial (gain) loss	(22)	(2)	(24)	13	14	27
Curtailment gain	—	—	—	—	(9)	(9)
Transfers out[2]	—	(7)	(7)	—	(23)	(23)
Benefits paid	(14)	(15)	(29)	(5)	(6)	(11)
Projected benefit obligation at end of year	$210	$88	$298	$225	$105	$330
Change in plan assets
Fair value of plan assets at beginning of year	$149	$66	$215	$121	$56	$177
Actual return on plan assets	24	11	35	19	7	26
Employer contributions	8	6	14	14	9	23
Benefits paid	(14)	(15)	(29)	(5)	(6)	(11)
Fair value of plan assets at end of year	$167	$68	$235	$149	$66	$215
Funded status at end of year	$(43)	$(20)	$(63)	$(76)	$(39)	$(115)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(43)	$(14)	$(57)	$(76)	$(39)	$(115)
LSTC[3]	—	(6)	$(6)	—	—	—
Amounts recognized in AOCI:
Prior service cost	$—	$—	$—	$1	$—	$1
Net loss	2	17	19	40	27	67
Accumulated benefit obligation at end of year	$189	$89	$278	$195	$105	$300
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$210	$88	$298	$225	$105	$330
Accumulated benefit obligation	189	89	278	195	105	300
Fair value of plan assets	167	68	235	149	66	215
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.50%	4.50%	4.50%

[1]	Includes Homer City.

[2]	Represents amount of EME's executive post retirement benefits liability assumed by EIX.

[3]	During the fourth quarter of 2013, EME reclassified $6 million of executive retirement plan liabilities to LSTC.

Expense components and other amounts recognized in OCI:
Expense components:

	Years Ended December 31,
	2013			2012			2011
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$12	$2	$14	$14	$—	$14	$13	$2	$15
Interest cost	9	4	13	8	4	12	8	4	12
Expected return on plan assets	(10)	(3)	(13)	(9)	(3)	(12)	(9)	(1)	(10)
Net amortization	2	4	6	2	4	6	1	2	3
Special termination charges	—	—	—	—	2	2	—	—	—
Total expense	$13	$7	$20	$15	$7	$22	$13	$7	$20

[1]	Excludes Homer City.
Other changes in plan assets and benefit obligations recognized in OCI:

	Years Ended December 31,
	2013			2012			2011
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Net (gain) loss	$(36)	$(7)	$(43)	$4	$2	$6	$20	$5	$25
Amortization of net loss	(2)	(4)	(6)	(2)	(4)	(6)	(1)	(2)	(3)
Total in other comprehensive (income) loss	$(38)	$(11)	$(49)	$2	$(2)	$—	$19	$3	$22
Total in expense and other comprehensive (income) loss	$(25)	$(4)	$(29)	$17	$5	$22	$32	$10	$42

[1]	Includes Homer City.
The estimated amortization amounts expected to be reclassified from OCI for 2014 are $0.2 million and $0.2 million for prior service costs and $2.1 million and none for net loss for EME and Midwest Generation, respectively.
The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2013			2012			2011
	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Discount rate	3.75% - 4%	3.75%	3.75% - 4%	4.50%	4.50%	4.50%	5.25%	5.25%	5.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	5.00%	4.5% - 6%	4.5% - 6%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

[1]	Includes Homer City.

The following are benefit payments, which would reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)	Midwest Generation	Other EME Subsidiaries[1]	EME
2014	$11	$4	$15
2015	12	4	16
2016	13	4	17
2017	14	4	18
2018	15	4	19
2019-2023	84	20	104

[1]	Excludes Homer City.
In connection with EME’s transfer of substantially all the remaining assets and certain specified liabilities of Homer City to an affiliate of GECC, the employees of Homer City transferred with the plan and, a curtailment adjustment of $9 million was made in 2012 to the projected pension benefit obligation to reflect the departure of the Homer City employees. For further discussion see Note 14—Discontinued Operations.
Transfer of Certain Postretirement Benefits to EIX
In March 2012, EME transferred the executive deferred compensation and executive postretirement benefit liabilities related to active employees to EIX. EME paid EIX $25 million, the after-tax amount of such liabilities as of March 1, 2012. EME agreed to fund changes to the projected benefit obligation of the executive postretirement benefits and the employer portion of the executive deferred compensation plan through EME's emergence from bankruptcy. In 2013, EME funded $3 million in connection with this agreement. Upon the effectiveness of the Settlement Agreement, EIX would assume the liability associated with the qualified pension plan and the liabilities associated with the related participants in the executive retirement and executive deferred compensation plan. For additional information, see Note 16—Restructuring—Plan of Reorganization.
Postretirement Benefits Other Than Pensions
EME and Midwest Generation non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision, and life insurance coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. Midwest Generation union-represented employees who retire at age 55 with at least 10 years of service may be eligible for access to postretirement medical, dental, vision and hearing coverage by paying the full cost for these benefits. The expected contributions (all by the employers) for the year ending December 31, 2014 for postretirement benefits other than pensions are $3 million and $2 million for EME and Midwest Generation, respectively. In January 2014, EME filed a motion with the Bankruptcy Court to terminate postretirement benefits other than pensions for the Debtor Entities upon emergence from the Chapter 11 Cases. The motion remains pending with the Bankruptcy Court.
In December 2012, the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities closed. An affiliate of General Electric Capital Corporation (GECC) assumed control of Homer City and as part of the closing, Homer City's obligation to establish and fund voluntary employee beneficiary association trusts was waived. Effective May 1, 2013, Homer City withdrew from the benefit plan that provided postretirement medical, dental, vision and life insurance coverage to certain Homer City retirees, effectively terminating access and company subsidy for these programs. Employees who were eligible for the plan continued to receive coverage for these benefits up to June 30, 2013. At December 31, 2012, EME had $31 million of postretirement benefits other than pensions (PBOP) related obligations on its consolidated balance sheet related to Homer City employees, of which $11 million was funded through an EIX sponsored retirement plan for non-bargaining unit employees, and $20 million was funded by Homer City through a separate retirement plan for bargaining unit employees. At December 31, 2013, EME accrued $22 million for a Bankruptcy Court approved settlement between the Homer City Debtors and the union for the affected Homer City retirees which, among other things, provided for an agreed claim amount and established that 55% of any recovery of Edison Mission Finance Company's note from Homer City will be distributed to the affected retirees. For further information see Note 14—Discontinued Operations.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2013			2012
(in millions)	Midwest Generation	Other EME Subsidiaries	EME	Midwest Generation	Other EME Subsidiaries[1]	EME
Change in benefit obligation
Benefit obligation at beginning of year	$59	$69	$128	$59	$71	$130
Service cost	1	1	2	1	2	3
Interest cost	3	1	4	3	3	6
Withdrawal[2]	—	(31)	(31)	—	—	—
Actuarial gain	(7)	(3)	(10)	(3)	(5)	(8)
Benefits paid	(1)	(1)	(2)	(1)	(2)	(3)
Benefit obligation at end of year	$55	$36	$91	$59	$69	$128
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—	$—	$—
Employer contributions	1	1	2	1	2	3
Benefits paid	(1)	(1)	(2)	(1)	(2)	(3)
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—
Funded status at end of year	$(55)	$(36)	$(91)	$(59)	$(69)	$(128)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(55)	$(36)	$(91)	$(59)	$(69)	$(128)
Amounts recognized in AOCI:
Prior service cost (credit)	$9	$—	$9	$10	$(2)	$8
Net loss (gain)	2	(1)	1	9	5	14
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.00%	5.00%	5.00%	4.25%	4.25%	4.25%
Assumed health care cost trend rates:
Rate assumed for following year	7.75%	7.75%	7.75%	8.50%	8.50%	8.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2020	2020	2020	2020	2020	2020

[1]	Includes Homer City.

[2]	Represents the withdrawal of Homer City from the postretirement benefits plan.

Expense components and other amounts recognized in OCI
Expense components:

	Years Ended December 31,
	2013			2012			2011
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$1	$1	$2	$1	$1	$2	$2	$—	$2
Interest cost	3	1	4	3	1	4	2	2	4
Net amortization	1	—	1	1	—	1	1	(1)	—
Total expense	$5	$2	$7	$5	$2	$7	$5	$1	$6

[1]	Excludes Homer City.
Other changes in plan assets and benefit obligations recognized in OCI:

	Years Ended December 31,
	2013			2012			2011
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Net (gain) loss	$(7)	$(3)	$(10)	$(3)	$—	$(3)	$1	$(1)	$—
Net amortization	(1)	—	(1)	(1)	—	(1)	(1)	1	—
Total in other comprehensive (income) loss	$(8)	$(3)	$(11)	$(4)	$—	$(4)	$—	$—	$—
Total in expense and other comprehensive (income) loss	$(3)	$(1)	$(4)	$1	$2	$3	$5	$1	$6

[1]	Excludes Homer City.
The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2014 are $0.7 million and $1 million for prior service cost and $0.1 million and none for net loss for EME and Midwest Generation, respectively.
The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2013			2012			2011
	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Discount rate	4.25%	4.25%	4.25%	4.75%	4.75%	4.75%	5.50%	5.50%	5.50%
Assumed health care cost trend rates:
Current year	8.50%	8.50%	8.50%	9.50%	9.50%	9.50%	9.75%	9.75%	9.75%
Ultimate rate	5.0%	5.0%	5.0%	5.25%	5.25%	5.25%	5.5%	5.5%	5.5%
Year ultimate rate reached	2020	2020	2020	2019	2019	2019	2019	2019	2019

[1]	Excludes Homer City.
Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2013, by $13 million and $8 million and annual aggregate service and interest costs by $1 million and $1 million for EME and Midwest Generation, respectively. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2013, by $11 million and $7 million and annual aggregate service and interest costs by $1 million and $1 million for EME and Midwest Generation, respectively.
The following benefit payments would be expected to be paid:

Years Ending December 31, (in millions)	Midwest Generation	Other EME Subsidiaries	EME
2014	$2	$1	$3
2015	2	1	3
2016	2	2	4
2017	2	2	4
2018	2	2	4
2019-2023	17	11	28
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
Plan Assets
Description of Pension Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2013 and 2012 pension plan assets are 30% for US equities, 16% for non-US equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. EIX employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. EIX also monitors the stability of its investment managers' organizations.
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
Fair Value of Plan Assets
The plan assets for EME's and Midwest Generation's pension are included in the SCE Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, US treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, US treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. The partnerships classified as Level 2 can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.
EIX reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. For further discussion on the valuation techniques to determine fair value, see Note 4—Fair Value Measurements. The values of Level 1 mutual and money market funds are publicly quoted. The trustees obtain the values of common/collective and other investment funds from the fund managers. The values of partnerships are based on partnership valuation statements updated for cash flows.

Pension Plan
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2013 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$653	$—	$—	$653
Common/collective funds[2]	—	546	—	546
U.S. government and agency securities[3]	195	471	—	666
Partnerships/joint ventures[4]	—	148	390	538
Corporate bonds[5]	—	553	—	553
Other investment entities[6]	—	282	—	282
Registered investment companies[7]	112	81	—	193
Interest-bearing cash	12	—	—	12
Other	6	109	—	115
Total	$978	$2,190	$390	$3,558
Receivables and payables, net				(81)
Net plan assets available for benefits				$3,477
EME's share of net plan assets				$235
Midwest Generation's share of net plan assets				$167
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$743	$—	$—	$743
Common/collective funds[2]	—	635	—	635
U.S. government and agency securities[3]	242	350	—	592
Partnerships/joint ventures[4]	—	166	414	580
Corporate bonds[5]	—	508	—	508
Other investment entities[6]	—	271	—	271
Registered investment companies[7]	98	28	—	126
Interest-bearing cash	24	—	—	24
Other	1	100	—	101
Total	$1,108	$2,058	$414	$3,580
Receivables and payables, net				(38)
Net plan assets available for benefits				$3,542
EME's share of net plan assets				$215
Midwest Generation's share of net plan assets				$149

[1]
Corporate stocks are diversified. For 2013 and 2012,respectively, performance is primarily benchmarked against the Russell Indexes (51% and 60%) and Morgan Stanley Capital International (MSCI) index (49% and 40%).

[2]
At December 31, 2013 and 2012, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (27% and 29%), Russell 200 and Russell 1000 indexes (28% and 28%) and the MSCI Europe, Australasia and Far East (EAFE) Index (15% and 11%). A non-index U.S. equity fund representing 23% and 25% of this category for 2013 and 2012, respectively, is actively managed. Another fund representing 6% and 6% of this category for 2013 and 2012, respectively, is a global asset allocation fund.

[3]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[4]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2013 and 2012, respectively, approximately 64% and 56% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[5]
Corporate bonds are diversified. At December 31, 2013 and 2012, respectively, this category includes $78 million and $65 million for collateralized mortgage obligations and other asset backed securities of which $15 million and $7 million are below investment grade.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of a short-term bond fund.

At December 31, 2013 and 2012, approximately 67% and 66%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of Level 3 investments for 2013 and 2012:

(in millions)	2013	2012
Fair value, net at beginning of period	$414	$448
Actual return on plan assets:
Relating to assets still held at end of period	61	88
Relating to assets sold during the period	10	13
Purchases	45	98
Dispositions	(140)	(233)
Transfers in and /or out of Level 3	—	—
Fair value, net at end of period	$390	$414
Stock-Based Compensation (EME only)
EME participated in an EIX shareholder-approved incentive plan (the 2007 Performance Incentive Plan) that included stock-based compensation. In conjunction with the commencement of the Chapter 11 Cases, EME ceased participating in EIX's long-term incentive compensation programs, and no new EIX stock-based compensation was awarded to EME employees in 2013.
Stock Options
Under various plans, EIX had granted stock options to EME employees at exercise prices equal to the average of the high and low price, and beginning in 2007, at the closing price at the grant date, EIX granted stock options and other awards related to or with a value derived from its common stock to directors and certain employees. EME employees ceased receiving new stock option awards upon the commencement of the Chapter 11 Cases, however, existing awards continue to vest. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the requisite service period, except for awards granted to retirement-eligible participants, as discussed in Note 1—Stock-Based Compensation. Upon completion of the NRG Sale and emergence from bankruptcy, all of EME's employees will be terminated. The terminated employees will generally receive one additional year of vesting and any unvested long-term incentive compensation awards will be canceled.
Stock options granted in 2003 through 2006 accrued dividend equivalents for the first five years of the option term. Stock options granted in 2007 and later have no dividend equivalent rights except for options granted to EIX's Board of Directors in 2007. Unless transferred to nonqualified deferral plan accounts, dividend equivalents accumulate without interest. Dividend equivalents are paid in cash after the vesting date. EIX has discretion to pay certain dividend equivalents in shares of EIX common stock. Additionally, EIX will substitute cash awards to the extent necessary to pay tax withholding or any government levies.

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years Ended December 31,
	2012	2011
Expected terms (in years)	6.9	7.0
Risk-free interest rate	1.1% - 1.7%	1.4% - 3.1%
Expected dividend yield	2.8% - 3.1%	3.1% - 3.5%
Weighted-average expected dividend yield	3.0%	3.4%
Expected volatility	17% - 18%	18% - 19%
Weighted-average volatility	18.3%	18.9%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury issued STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of EIX's common stock for the length of the options expected term for 2012. The volatility period used was 83 months and 84 months at December 31, 2012 and 2011, respectively.
A summary of the status of EIX's stock options granted to EME employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2012	2,700,234	$38.23
Granted	—	—
Expired	(13,607)	49.24
Transferred to affiliates	(16,286)	40.06
Forfeited	(13,468)	41.38
Exercised	(904,058)	35.43
Outstanding, December 31, 2013	1,752,815	39.55	5.49
Vested and expected to vest at December 31, 2013	1,686,929	39.52	5.42	$12
Exercisable at December 31, 2013	926,385	38.92	3.76	8
At December 31, 2013, there was $2 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately 2 years.
Performance Shares
A target number of contingent performance shares were awarded to EME executives in March 2011 and March 2012, and vest at the end of December 2013 and 2014, respectively. Upon completion of the NRG Sale and emergence from bankruptcy, all of EME's employees will be terminated. The terminated employees will generally receive one additional year of vesting resulting in the complete vesting of awards issued under this program.
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
The fair value of performance shares is determined using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires various assumptions noted in the following table:

	Years Ended December 31,
	2012	2011
Equity awards
Grant date risk-free interest rate	0.4%	1.2%
Grant date expected volatility	13.2%	20.4%
Liability awards[1]
Expected volatility	12.1%	15.9%
Risk-free interest rate
2012 awards	0.4%	*
2011 awards	0.2%	0.3%

[1]	The portion of performance shares classified as share-based liability awards are revalued at each reporting period.

*	Not applicable.
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
A summary of the status of EIX nonvested performance shares granted to EME employees is as follows:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Fair Value
Nonvested at December 31, 2012	41,229	$39.14	41,161	$46.48
Granted	—	—	—
Forfeited	(538)	40.39	(535)
Vested[1]	(24,293)	31.04	(24,271)
Transferred to affiliates	(460)	39.67	(460)
Nonvested at December 31, 2013	15,938	51.41	15,895	57.74

[1]	Includes performance shares issued in 2011 that will be paid in 2014 as the performance targets were met.
The current portion of nonvested performance shares classified as liability awards is reflected in accrued liabilities and the long-term portion is reflected in other long-term liabilities on the consolidated balance sheets.
At December 31, 2013, there was less than $1 million (based on the December 31, 2012 fair value of performance shares classified as equity awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be fully recognized in 2014.

Restricted Stock Units
Restricted stock units were awarded to EME executives in March 2011 and March 2012 and vest and become payable in January 2014 and 2015, respectively. Upon completion of the NRG Sale and emergence from bankruptcy, all of EME's employees will be terminated. The terminated employees will generally receive one additional year of vesting resulting in the complete vesting of awards issued under this program.
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
The following is a summary of the status of EIX nonvested restricted stock units granted to EME employees:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	111,220	$38.36
Granted	—	—
Forfeited	(1,065)	40.69
Paid Out	(37,221)	33.89
Affiliate transfers—net	(901)	40.46
Nonvested at December 31, 2013	72,033	40.61
The fair value for each restricted stock unit awarded is determined as the closing price of EIX common stock on the grant date.
Compensation expense related to these shares, which is based on the grant-date fair value, is recognized ratably over the requisite service period, except for awards whose holders become eligible for retirement vesting during the service period, in which case recognition is accelerated into the year the holders become eligible for retirement vesting. At December 31, 2013, there was $0.6 million of total unrecognized compensation cost related to restricted stock units, net of expected forfeitures, which is expected to be fully recognized in 2014.

Supplemental Data on Stock-Based Compensation

	Years Ended December 31,
(in millions, except per award amounts)	2013	2012	2011
Stock-based compensation expense[1]
Stock options	$2	$3	$2
Performance shares	—	1	1
Restricted stock units	1	1	2
Other	—	2	2
Total stock-based compensation expense	$3	$7	$7
Income tax benefits related to stock compensation expense	$1	$3	$3
Excess tax benefits[2]	3	5	2
Stock options
Weighted average grant date fair value per option granted	$—	$5.22	$5.61
Fair value of options vested	3	3	3
Cash used to purchase shares to settle options	45	44	18
Cash from participants to exercise stock options	32	26	12
Value of options exercised	13	18	6
Tax benefits from options exercised	5	6	2
Performance shares[3] classified as equity awards
Weighted average grant date fair value per share granted	$—	$51.41	$31.14
Fair value of shares vested	0.8	1.4	0.8
Value of shares settled	—	0.7	—
Tax benefits realized from settlement of awards	—	0.3	—
Performance shares[3] classified as liability awards
Value of shares settled	$—	$0.7	$—
Tax benefits realized from settlement of awards	—	0.3	—
Restricted stock units
Weighted average grant date fair value per unit granted	$—	$43.16	$38.03
Value of shares settled	1.3	1	2
Tax benefits realized from settlement of awards	0.5	—	1

[1]	Reflected in administration and general on the consolidated statements of operations.

[2]	Reflected in excess tax benefits related to stock-based awards in cash flows from financing activities on the consolidated statements of cash flows.

[3]	The performance shares awarded in 2011 will be paid during 2014 as performance targets were met.

Note 9. Commitments and Contingencies (EME and Midwest Generation, except as noted)
Lease Commitments
EME
EME leases office space, property and equipment under lease agreements that expire in various years through 2039. Amounts classified as LSTC, related to Midwest Generation's rejected railcars and river barge contracts, are discussed below.

Future minimum payments for operating leases at December 31, 2013 for EME are:

Years Ending December 31, (in millions)	Powerton and Joliet Stations[1]	Other Operating Leases	LSTC
2014	$272	$15	$32
2015	67	12	—
2016	26	10	—
2017	1	10	—
2018	1	8	—
Thereafter	239	115	—
Total future commitments	$606	$170	$32

[1]	Reflects principal and interest payments related to the Powerton and Joliet Sale Leaseback.
The minimum commitments do not include contingent rentals with respect to the wind projects which may be paid under certain leases on the basis of a percentage of sales calculation if this is in excess of the stipulated minimum amount.
Operating lease expense amounted to $102 million, $108 million and $110 million in 2013, 2012 and 2011, respectively.
Midwest Generation
Midwest Generation has operating leases in place primarily for railcars and operating equipment with termination dates in various years through 2017. In connection with the Chapter 11 Cases, Midwest Generation rejected executory contracts related to 2,282 railcars and 11 river barges. Rejected contracts are recorded as LSTC. In addition, the principal payments associated with the Powerton and Joliet Sale Leaseback are also recorded in LSTC. For further discussion of LSTC, see Note 16—Restructuring Activities.
Future minimum operating lease payments at December 31, 2013 for Midwest Generation are:

Years Ending December 31, (in millions)	Operating Leases	LSTC
2014	$2	$283
2015	1	59
2016	1	23
2017	—	—
2018	—	—
Thereafter	—	101
Total future commitments	$4	$466
Operating lease expense amounted to $7 million, $14 million and $16 million in 2013, 2012 and 2011, respectively.
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
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. During the pendency of the Chapter 11 Cases, Midwest Generation did not make any of the three scheduled lease payments of $76 million due on January 2, 2013, July 2, 2013 and January 2, 2014. Prior to the filing of the Chapter 11 Cases, EME and Midwest Generation had entered into a forbearance agreement with the owner-lessors, the owner-lessors' equity owners, and the Certificate Holders under which Midwest Generation paid the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. After the expiration of the forbearance agreement, beginning in July 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million. In addition, the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until March 31, 2014. Upon consummation of the NRG Sale, Midwest Generation will assume the Powerton and Joliet leases and EME will retain all liabilities with respect to the payment of the cure amount as set forth in the Asset Purchase Agreement (the Powerton and Joliet Cure Amount). The cure amount would have been approximately $147 million at December 31, 2013. For additional information, see Note 16—Restructuring Activities—NRG Sale.
Each lease sets forth a termination value payable upon certain circumstances, which generally declines over time. A default under the terms of the Powerton and Joliet leases could result in foreclosure and a loss by Midwest Generation of its lease interest in the plant. In addition, under certain circumstances, a default would trigger obligations under EME's guarantee of such leases. These events could have an adverse effect on EME's and Midwest Generation's results of operations and financial position. At December 31, 2013 and 2012, the remaining lessor debt held by pass-through trustees of the Senior Lease Obligation Bonds was $345 million with a fixed interest rate of 8.56%. In 2013, Midwest Generation made a total of $30 million in principal and interest payments to the trustees thereby reducing its obligations under the Powerton and Joliet Sale Leaseback. In December 2013, $10 million was distributed to the holders of the Senior Lease Obligation Bonds as a partial interest payment and the remainder of the funds remained with the trustees.
Capital Lease Commitments
At December 31, 2012, EME and Midwest Generation had capital leased assets reflected in property, plant and equipment on their consolidated balance sheets of $4 million and accumulated amortization of $1 million. At December 31, 2012, EME had $1 million and $2 million included in accrued liabilities and other and other long-term liabilities, respectively, and Midwest Generation had $1 million and $2 million included in current portion of lease financings and benefit plans and other long-term liabilities, respectively, on their consolidated balance sheets representing the present value of the minimum lease payments due under these leases. During 2013, the leases were renegotiated and no longer qualify as capital leases.
Other Commitments
Certain other minimum commitments are estimated as follows:

(in millions)	2014	2015	2016	2017	2018
Midwest Generation
Fuel supply contracts	$194	$—	$—	$—	$—
Coal transportation agreements[1]	259	257	257	213	212
Capital expenditures	9	—	—	—	—
Other contractual obligations	15	—	—	—	—
Other EME subsidiaries
Gas transportation agreements	7	7	8	7	3
Other contractual obligations	33	30	20	7	2
	$517	$294	$285	$227	$217

[1]	Years 2014 through 2018 reflect a reduction in minimum volumes for the voluntarily cessation of coal-fired operations at the Fisk and Crawford Stations.
Fuel Supply Contracts
At December 31, 2013, Midwest Generation had commitments to purchase coal from a third-party supplier at fixed prices, subject to adjustment clauses. In 2013, Midwest Generation did not take delivery of 9.8 million tons of coal under a long-term coal supply agreement. In order to meet coal demand, Midwest Generation entered into short-term requirements contracts more reflective of market prices with the same counterparty. Negotiations regarding the settlement of the long-term coal supply agreement have yet to occur. Midwest Generation has the right to reject this fuel supply contract in connection with Chapter 11 Cases. Midwest Generation continues to enter into short-term requirements contracts with the counterparty to meet its coal demand.
Coal Transportation Agreements
At December 31, 2013, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. The commitment for the transportation of coal at December 31, 2013 was estimated to aggregate $1.8 billion.
Capital Commitments
At December 31, 2013, Midwest Generation had firm commitments for capital expenditures related to both environmental and non-environmental improvements.
Other Contractual Obligations
At December 31, 2013, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment and EME's other subsidiaries were party to operations and maintenance agreements. The commitments for EME's other subsidiaries are estimated to aggregate $107 million.
Gas Transportation Agreements (EME only)
At December 31, 2013, EME had contractual commitments to purchase and re-sell natural gas transportation. Under the terms of these agreements, which expire in April 2018, EME will purchase the gas transportation for $32 million and re-sell it for $39 million. Earnings under these agreements will be earned ratably over the course of the agreements.
Employees
At December 31, 2013, EME employed 1,047 people, including 586 employees of Midwest Generation. At December 31, 2013, approximately 42% and 75% of the employees of EME and Midwest Generation, respectively, were covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement expires on December 31, 2014. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on March 31, 2015.
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
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate). There were approximately 290 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at December 31, 2013. Midwest Generation had $53 million recorded in LSTC at December 31, 2013 and 2012 related to this contractual indemnity. For discussion of LSTC, see Note 16—Restructuring Activities.
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
Indemnities Provided under Asset Sale and Sale Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At December 31, 2013 and 2012, EME had $20 million recorded in LSTC related to these matters. For discussion of LSTC, see Note 16—Restructuring Activities.
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
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Midwest Generation has submitted certification to the Illinois Environmental Protection Agency that all compliance measures have been successfully completed. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation. The matter was stayed as a result of the Chapter 11 Cases, although that stay was lifted in part in April 2013 so that the proceedings could continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint. In October 2013, the Pollution Control Board denied Midwest Generation's motion to dismiss the complaint, and in December 2013 the Bankruptcy Court granted the environmental groups' motion to lift the stay as to the remainder of the case.
In December 2012, the Sierra Club filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of sulfur dioxide (SO2) emissions standards at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint is based on alleged violations of the US EPA National Ambient Air Quality Standards (NAAQS) regulations for 1-hour SO2, which have not yet been incorporated into any specific state implementation plan in Illinois. The complaint requests the imposition of civil penalties, injunctive relief, and the imposition of further reductions on SO2 emissions to offset past emissions. The complaint was stayed as a result of the Chapter 11 Cases. In November 2013, the Bankruptcy Court granted the plaintiffs' motion to lift the stay.
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
Homer City New Source Review and Other Litigation (EME only)
In January 2011, the US EPA filed a complaint in the United States District Court for the Western District of Pennsylvania against Homer City, the sale leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA, as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation, per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York, and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. The dismissal was affirmed by the United States Court of Appeals for the Third Circuit in August 2013, and in December 2013 the plaintiffs' request for rehearing was denied.
Adverse decisions in this case could involve penalties, remedial actions and damages. EME cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position or cash flows. EME has not recorded a liability for these matters.
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
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar laws for the investigation and remediation of contaminated property, EME and Midwest Generation accrue a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $8 million at December 31, 2013 for estimated environmental investigation and remediation costs for two stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME and Midwest Generation also have identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME and Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
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
In November 2013, Chevron Kern River Company and Chevron Sycamore Cogeneration Company filed an amended complaint that reiterated the allegations and requests of the initial complaint and added (i) allegations regarding the NRG sale and (ii) a request for damages for breach based on a reduction in value in their interests in the Kern River and Sycamore partnerships. In January 2014, the Bankruptcy Court dismissed the amended complaint with prejudice.
Insurance
At December 31, 2013 and 2012, EME had receivables of $1 million and $3 million, respectively. During 2013 and 2011, $1 million and $5 million, respectively, related to business interruption insurance coverage was recorded and has been reflected in other income, net on EME's consolidated statements of operations, of which $2 million has been reflected in interest and other income on Midwest Generation's consolidated statements of operations. EME received $6 million and $2 million during 2013 and 2012, respectively, of which $2 million in 2012 was received by Midwest Generation, in cash payments related to insurance claims.

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
As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011. If Midwest Generation ultimately decides to install environmental controls at Waukegan Unit 7, less of Midwest Generation's available liquidity will be available to install environmental controls at other units. Based on work to date through December 31, 2013, the estimated costs of retrofitting the Midwest Generation plants for full CPS compliance, as well as compliance with the federal Mercury and Air Toxics Standards (MATS), are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$55
Joliet 7	114	Waukegan 8	64
Joliet 8	129	Will County 3	104
Powerton 5	133	Will County 4	93
Powerton 6	66
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
In September 2013, the US EPA proposed new regulations governing carbon dioxide emissions from new electric generating stations. These regulations replace its original proposal. The US EPA intends to issue proposed GHG emission standards for reconstructed and existing electric generating stations in June 2014 and to promulgate such standards in June 2015. States would be required to submit their implementation plans responding to such guidelines to the US EPA one year after the regulations are promulgated.
Cross-State Air Pollution Rule
In August 2012, the United States Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule (CSAPR) and directed the US EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement. The U.S. Supreme Court agreed to review the United States Court of Appeals for the District of Columbia Circuit's August 2012 decision and heard oral arguments on the matter in December 2013.
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
Water Quality
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized in 2014. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and EME is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
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

Note 11. Accumulated Other Comprehensive Loss (EME, Midwest Generation)
EME
EME's AOCI, net of tax and including discontinued operations, consisted of:

(in millions)	Unrealized Gains and Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2011	$(34)	$(60)	$—	$(94)
OCI before reclassifications	(17)	—	(6)	(23)
Amount reclassified from AOCI	(25)	4	—	(21)
Balance at December 31, 2012	(76)	(56)	(6)	(138)
OCI before reclassifications	34	33	—	67
Amount reclassified from AOCI	5	5	—	10
Balance at December 31, 2013	$(37)	$(18)	$(6)	$(61)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.

[2]	EME and Midwest Generation do not expect to reclassify unrealized losses on cash flow hedges into earnings in the next 12 months. For further explanation, see "—Unrealized Losses on Cash Flow Hedges."

The after-tax amounts recorded in AOCI at December 31, 2013 and 2012 for commodity contracts were losses of none and $1 million, respectively, and for interest rate contracts was losses of $37 million and $75 million, respectively. EME's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Year Ended December 31, 2013	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(3)	Operating revenues
Interest rate contracts	(5)	Interest expense
Tax benefit	3	Benefit for income taxes
Total, net	$(5)	Net loss
Amortization of retirement benefit items
Unamortized prior service cost on terminated plan	$(3)	Plant operations and administrative and general[1]
Actuarial losses	(5)	Plant operations and administrative and general[1]
Tax benefit	3	Provision for income taxes
Total, net	$(5)	Net loss

[1]	For the year ended December 31, 2013, $5 million and $3 million were reclassified from AOCI to plant operations, and administrative and general expenses, respectively
Midwest Generation
Midwest Generation's AOCI, net of tax, consisted of:

(in millions)	Unrealized Gains and Losses on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2011	$21	$(38)	$—	$(17)
OCI before reclassifications	4	(1)	(12)	(9)
Amount reclassified from AOCI	(26)	2	—	(24)
Balance at December 31, 2012	(1)	(37)	(12)	(50)
OCI before reclassifications	(1)	25	—	24
Amount reclassified from AOCI	2	3	—	5
Balance at December 31, 2013	$—	$(9)	$(12)	$(21)
1    For further detail, see Note 8—Compensation and Benefit Plans.
Midwest Generation's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Year Ended December 31, 2013	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(4)	Operating revenues
Tax benefit	2	Benefit for income taxes
Total, net	$(2)	Net loss
Amortization of retirement benefit items
Prior services costs	$(1)	Plant operations
Actuarial losses	(3)	Plant operations
Tax benefit	1	Provision for income taxes
Total, net	$(3)	Net loss

Unrealized Losses on Cash Flow Hedges (EME, Midwest Generation)
At December 31, 2013, unrealized losses on cash flow hedges, net of tax, consisted of interest rate swap contracts that qualify for hedge accounting. These losses arise because current forecasts of future interest rates are lower than the contract rates. No unrealized losses on commodity cash flow hedges are expected to be reclassified into earnings during the next 12 months as no commodity cash flow hedges are designated beyond December 31, 2013.

Note 12. Supplemental Cash Flows Information (EME, Midwest Generation)
EME
Supplemental cash flows information for EME, including discontinued operations, consisted of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Cash paid (received)
Interest (net of amount capitalized)[1]	$62	$168	$290
Income taxes	(17)	59	(216)
Cash payments under plant operating leases	30	199	311
Details of assets acquired
Fair value of assets acquired	$—	$—	$1
Liabilities assumed	—	—	—
Net assets acquired	$—	$—	$1
Non-cash contribution from EIX[2]	$25	$—	$—
Non-cash distribution to EIX[2]	$—	$222	$—
Non-cash activities from vendor financing	$9	$11	$21

[1]
Interest paid by EME for December 31, 2013, 2012 and 2011 was $69 million, $199 million and $317 million, respectively. Interest capitalized by EME for December 31, 2013, 2012 and 2011 was $7 million, $31 million and $27 million, respectively.

[2]
During 2013, EME received a non-cash contribution from EIX related to the tax-allocation agreements. During 2012, EME recorded a non-cash distribution to EIX related to the tax-allocation agreements. See Note 7—Income Taxes—EME—Deferred Tax Assets and Liabilities.

EME's accrued capital expenditures at December 31, 2013, 2012 and 2011 were $9 million, $31 million and $29 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.
Midwest Generation
Supplemental cash flows information for Midwest Generation consisted of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Cash paid
Interest	$24	$36	$43
Income taxes	—	—	8
Non-cash distribution to parent[1]	$—	$106	$—

[1]	During 2012, Midwest Generation recorded a non-cash distribution to its parent related to the tax-allocation agreements. See Note 7—Income Taxes—Midwest Generation—Deferred Tax Assets and Liabilities.
Midwest Generation's accrued capital expenditures at December 31, 2013, 2012 and 2011 were $9 million, $9 million and $4 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 13. Asset Impairments and Other Charges (EME, Midwest Generation)
EME
Asset impairments and other charges for EME consisted of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Midwest Generation plants impairments	$466	$—	$640
Ambit impairment	—	15	—
Wind projects impairment and other charges	(2)	13	74
EME asset impairments and other charges[1]	$464	$28	$714

[1]	The fair value of long-lived assets as determined using the discounted cash flow models discussed below qualify as Level 3 in the fair value hierarchy.
2013 Impairments
Will County Station
In connection with the preparation of its financial statements in the third quarter of 2013, Midwest Generation concluded, based on continued low realized energy and capacity prices, high fuel costs and low generation and further analysis of its capital allocation strategy, that indicators of potential impairment existed for its Will County Station and an impairment evaluation was performed.
The long-lived asset group that was subject to the impairment evaluation was determined to include the property, plant and equipment of the station. Management utilized the probability weighted estimates of future undiscounted cash flows to be received at the Will County Station and concluded that such amounts did not recover its carrying amount. Forecasted commodity prices and plant dispatch levels are the most significant input into the cash flow estimates. However, as part of these alternative cash flow scenarios, management considered a shortened estimated useful life of the station if environmental improvements were not made.
To measure the amount of the impairment loss, management used the market approach, which considers sales of similar facilities and numerous recent decisions by other power generators to shut down similar coal plants rather than install additional equipment, corroborated by the income approach, which considers discounted cash flows. This resulted in an impairment charge related to the Will County Station of $464 million. The estimated fair value of zero for the Will County Station was determined using both observable inputs and unobservable inputs, which are Level 3 inputs as defined by accounting guidance for fair value measurements. These inputs included a range of zero to $169 per kilowatt hour of recent transactions for scrubbed coal plants in similar markets. For additional information on the impairment policy of long-lived assets, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
2012 Impairments
Ambit
The Ambit project has operated under constrained liquidity conditions for a number of years. In 2012, the avoided energy costs, which form the basis for the project's energy revenues under its power purchase agreement, declined significantly. As a result, in 2013 Ambit did not make all of its scheduled land lease payments; the land lease is subordinated to debt service. In February 2013, the EME operations and maintenance subsidiary that operated the plant provided a 180-day notice of its intent to terminate its operations and maintenance contract.
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

2011 Impairments
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
Fisk, Crawford and Waukegan Stations
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
Midwest Generation
Midwest Generation's asset impairments and other charges were $465 million, $14 million and $653 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of the 2013 charges, $464 million related to the Will County Station. Of the 2011 charges, $640 million related to the Fisk, Crawford and Waukegan Stations. See above for further discussion of impairment charges on the Midwest Generation plants.

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

The 2013 results from discontinued operations reflects the withdrawal from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees and the subsequent cost, reflected in reorganization items, for a Bankruptcy Court approved settlement between the Homer City Debtors and the union for the affected Homer City retirees. EME recorded an impairment charge of $1,032 million ($623 million after tax) in 2011 related to Homer City's long-lived assets, and an asset write-down of $89 million ($53 million after tax) in 2012 to reflect the ultimate carrying value of assets and liabilities transferred to Homer City Generation, L.P.
Summarized results of discontinued operations for EME are:

	Year Ended December 31,
(in millions)	2013	2012	2011
Total operating revenues	$—	$395	$527
Total operating expenses	29	(496)	(538)
Asset impairments and other charges	—	(89)	(1,032)
Other income	—	5	—
Income (loss) before reorganization items and income taxes	29	(185)	(1,043)
Reorganization items, net	22	—	—
Provision (benefit) for income taxes	6	(73)	(411)
Income (loss) from operations of discontinued subsidiaries	$1	$(112)	$(632)
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets as follows:

	December 31,
(in millions)	2013	2012
Cash and cash equivalents	$—	$2
Other current assets	—	7
Carrying value adjustment	—	(9)
Assets of discontinued operations	$—	$—

Note 15. Related Party Transactions (EME, Midwest Generation)
In November 2013, the Bankruptcy Court entered an order approving the Debtor Entities' continued performance under various agreements and arrangements that govern shared services between EIX and EME and its subsidiaries. The shared services agreement with EIX is expected to terminate at the earlier of the consummation of the NRG Sale or, under certain circumstances, by July 31, 2014.
EME
Historically, specified administrative services such as payroll, employee benefit programs, insurance, and information technology have been shared among all affiliates of EIX, and the costs of these corporate support services have been allocated to all affiliates, including EME. As a result of the Chapter 11 Cases, certain of these services have been reduced or canceled. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, EME is billed for any services directly requested for its benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost, subject to a reasonable markup. EME believes the allocation methodologies utilized are reasonable. EME made reimbursements for the cost of these programs and other services totaling $12 million, $60 million and $60 million in 2013, 2012 and 2011, respectively. The amount due to (from) EIX was $1 million and $(1) million at December 31, 2013 and 2012, respectively.
Edison Mission Operation & Maintenance, Inc., a direct, wholly owned affiliate of EME, has entered into operation and maintenance agreements with partnerships in which EME has a 50% or less ownership interest. Pursuant to the negotiated agreements, Edison Mission Operation & Maintenance is to perform all operation and maintenance activities necessary for the production of power by these partnerships' facilities. The agreements continue until terminated by either party. Edison Mission Operation & Maintenance is paid for all costs incurred with operating and maintaining such facilities and may also earn incentive compensation as set forth in the agreements. EME also has investments in wind projects that are accounted for under the equity method for which Edison Mission Operation & Maintenance has entered into operation and maintenance agreements with these wind projects. EME recorded revenues under the operation and maintenance agreements of $25 million for 2013, $24 million for 2012 and $23 million for 2011, reflected in operating revenues on EME's consolidated statements of operations. Receivables from affiliates for Edison Mission Operation & Maintenance totaled $3 million and $4 million at December 31, 2013 and 2012, respectively.
EME owns interests in partnerships that sell electricity generated by their project facilities to Southern California Edison Company (SCE) and others under the terms of power purchase agreements. Sales by these partnerships to SCE under these agreements amounted to $297 million, $233 million and $277 million in 2013, 2012 and 2011, respectively.
The Walnut Creek Project began selling power under its 10-year power purchase agreement with SCE in June 2013. EME recorded operating revenues on its consolidated statements of operations of $84 million for 2013. The amount due from SCE was $8 million at December 31, 2013. For further information on Walnut Creek related party transactions, see Note 5—Debt and Credit Agreements—Credit Facilities and Letters of Credit.
Midwest Generation
EMMT Agreement
Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million during each of 2013, 2012 and 2011. The amount due from EMMT was $47 million and $39 million at December 31, 2013 and 2012, respectively.
Notes Receivable from EME
Proceeds of $1.367 billion were received by Midwest Generation from the Powerton and Joliet Sale Leaseback and were loaned to EME through four intercompany notes. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note and interest is due semi-annually on January 2 and July 2 at an 8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. At December 31, 2012, Midwest Generation determined that it was probable a loss would be realized in connection with this intercompany loan and recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, and ceased accruing interest income. In addition, during the pendency of the Chapter 11 Cases, EME did not make any of the three scheduled $61 million principal and interest payments due to Midwest Generation. Notes receivable from EME on Midwest Generation's consolidated balance sheet consisted of the following:

	December 31, 2013			December 31, 2012
(in millions)	Carrying Value	Valuation Allowance	Net	Carrying Value	Valuation Allowance	Net
Current portion of notes receivable from affiliate	$19	$(19)	$—	$12	$(12)	$—
Interest receivable from affiliate	55	(55)	—	55	(55)	—
Notes receivable from affiliate	1,304	(1,304)	—	1,311	(1,311)	—
Total	$1,378	$(1,378)	$—	$1,378	$(1,378)	$—
Interest income from affiliate included in interest and other income on Midwest Generation's consolidated statement of operations was none, $110 million and $111 million for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of the note receivable from EME was zero at December 31, 2013 and December 31, 2012. Upon consummation of the Plan and the NRG Sale, this loan and accrued interest will be canceled. For additional information, see Note 16—Restructuring Activities—NRG Sale.
Services Agreements with EME and EIX
Historically, specified administrative services such as payroll, employee benefit programs, insurance, and information technology have been shared among all affiliates of EIX, and the costs of these corporate support services have been allocated to all affiliates, including Midwest Generation. As a result of the Chapter 11 Cases, certain of these services have been reduced or canceled. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). In addition, Midwest Generation is billed for any services directly requested for its benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost, subject to a reasonable markup. Midwest Generation believes the allocation methodologies utilized are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $17 million, $27 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amount due to EIX and EME was none and $1 million at December 31, 2013 and 2012, respectively, related to these agreements.
Management and Support Agreements with Midwest Generation EME, LLC
Midwest Generation has entered into agreements with Midwest Generation EME for management and administrative services and support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreements, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under these agreements for the years ended December 31, 2013, 2012 and 2011 were $29 million, $23 million and $24 million, respectively. The amount due to Midwest Generation EME was $6 million and $2 million at December 31, 2013 and 2012, respectively, related to these agreements.

Note 16. Restructuring Activities (EME, Midwest Generation)
The Plan implements a reorganization of the Debtor Entities through a sale of substantially all of EME's assets under the NRG Sale and through the terms of the Settlement Agreement, which establishes a path for EME to emerge from bankruptcy free of liabilities as a wholly-owned subsidiary of EIX.
NRG Sale
On October 18, 2013, EME, Midwest Generation, and certain other Debtor Entities entered into a Plan Sponsor Agreement (the PSA) with NRG Energy, Inc. (NRG), the Purchaser, the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases, the counterparties to the Powerton and Joliet Sale Leaseback and certain of EME’s noteholders that are signatories to the PSA, that provides for the parties to support and pursue confirmation by the Bankruptcy Court of the Plan, that will implement a reorganization of the Debtor Entities through a sale of substantially all of the assets of EME to NRG pursuant to the Acquisition Agreement. The PSA contains representations, warranties and covenants of the parties to support and pursue confirmation of the Plan.
The Acquisition Agreement between EME, NRG and the Purchaser, a wholly owned subsidiary of NRG, provides for the sale of substantially all of EME’s assets, including the outstanding equity interests in certain of EME’s direct subsidiaries (and thereby such subsidiaries’ assets and liabilities), EME’s cash and cash equivalents and EME’s interest in substantially all of the other assets used in the operation of EME’s and its subsidiaries’ businesses (the Acquired Assets) to the Purchaser upon Bankruptcy Court confirmation and consummation of the Plan. Upon closing, the Purchaser will assume substantially all of the liabilities related to assets to be acquired, including, among other things, (i) all liabilities of EME under the Powerton and Joliet leases, other than the cure amount as set forth in the Acquisition Agreement (the Powerton and Joliet Cure Amount); (ii) all trade and vendor accounts payable and accrued liabilities arising from the operation of the Debtor Entities’ businesses prior to the date of the closing of the transaction; and (iii) all cure amounts and other liabilities of the Debtor Entities other than the Homer City Debtors and certain agreed-upon excluded liabilities.
In particular, with respect to the Powerton and Joliet leases, at the closing of the transaction, NRG will (i) replace the existing EME guarantees with NRG guarantees; (ii) replace EME as a party to the tax indemnity agreements relating to the Powerton and Joliet leases; and (iii) covenant to make a capital investment in the Powerton and Joliet Stations, provided that NRG will not be obligated to make capital investments in excess of $350 million.
In consideration of the foregoing, at the closing of the transaction, EME will retain all liabilities with respect to the payment of the Powerton and Joliet Cure Amount and would be responsible for bearing the costs of such cure payment for all amounts due under the lease before January 2, 2014. In addition, the intercompany note issued by EME for the benefit of Midwest Generation, will be canceled. Midwest Generation will assume the Powerton and Joliet leases and the other operative documents related thereto, as modified by mutual agreement of the parties, and all monetary defaults under each lease would be cured at closing. The Acquired Assets do not include (i) the Homer City Debtors, (ii) potential litigation claims of EME against its parent, EIX and (iii) various tax attributes of EME, including tax losses, tax loss carryforwards, tax credits, and tax refunds.
The total purchase price to be paid by the Purchaser for the Acquired Assets is $2.635 billion, subject to certain adjustments provided in the Acquisition Agreement. The Acquisition Agreement provides for $350 million of the total purchase price to be paid in the form of 12,671,977 newly issued shares of NRG’s common stock which trades on the New York Stock Exchange under the ticker symbol NRG.
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
Before the NRG Sale may be completed, the parties must satisfy all conditions set forth in the Acquisition Agreement, including, among other things, governmental and regulatory approvals. Certain conditions, such as the confirmation of the Plan and the entry of a Confirmation Order by the Bankruptcy Court, have already been met. Certain other closing conditions have already been satisfied, including the receipt of various government and regulatory approvals and the declaration of effectiveness of the Registration Statement for the common stock to be issued by NRG as a portion of the purchase price. The Acquisition Agreement contains certain representations and warranties made by EME, NRG and the Purchaser. There are also various pre-closing and post-closing covenants binding on the parties. If the remaining conditions or requirements are not satisfied or waived the NRG Sale will not be consummated.
Plan of Reorganization
The Plan generally provides for each of EME’s general unsecured creditors to receive a pro rata portion of the NRG stock and cash consideration to be paid by the Purchaser to EME under the Acquisition Agreement (less certain distributions to be paid to other creditors of EME) and a pro rata share of any new securities issued by the reorganized successor entity.
Under the Settlement Agreement, a Reorganization Trust will be formed, which will make distributions pursuant to the Plan for the benefit of EME’s existing creditors. All assets and liabilities of EME that are not otherwise discharged in the bankruptcy or transferred to NRG as part of the NRG Sale will be transferred to the Reorganization Trust, with the exception of (i) the EME Tax Attributes, estimated at $1.19 billion, which will be retained by the EIX consolidated tax group, (ii) liabilities totaling $241 million associated with the qualified pension plan, the executive retirement plan, the executive deferred compensation plan and uncertain federal and state tax positions, which are being assumed by EIX and (iii) EME’s indirect interest in Capistrano Wind Partners. EIX has disclosed that they have estimated their exposure to the qualified pension plan, executive retirement plan, executive deferred compensation plan and uncertain federal and state tax positions to be approximately $350 million. EIX will pay the Reorganization Trust amounts equal to 50% of the EME Tax Attributes as follows: $225 million payable on the Effective Date in cash, with one half of the balance payable on each of September 30, 2015 and September 30, 2016, together with interest at 5% per annum from the Effective Date.
The estimated value of the EME Tax Attributes will be updated within approximately six months of the Effective Date. When the updated estimate is finalized, the amounts of the two installment payments remaining to be made by EIX will be fixed and EIX will deliver to the Reorganization Trust two zero coupon promissory notes evidencing its obligation to make those payments.
EME and the Reorganization Trust will release EIX and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain of EME’s subsidiaries and obligations under the Settlement Agreement. EIX and its subsidiaries that directly and indirectly own EME will provide a similar release to EME and the Reorganization Trust. Under the Plan, EIX and its subsidiaries, officers, directors and representatives will also be beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME’s bankruptcy proceedings and the Reorganization Trust will be obligated to set aside $50 million in escrow to secure its obligations to EIX under the Settlement Agreement, including its obligation to protect against liabilities, if any, not discharged in the Chapter 11 Cases for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on the later of September 30, 2016 and the date on which certain third-party claims pending on September 30, 2016 are resolved.

The Bankruptcy Court issued a Confirmation Order in March 2014, which confirmed the Plan. The completion of the NRG Sale is expected in April 2014. The following conditions, and others, shall have been satisfied or waived for the Plan to become effective:

•	Consummation of the NRG Sale, which is expected in April 2014;

•	Payment of the Powerton and Joliet Cure Amount; and

•	Establishment of the Reorganization Trust and funding of escrow accounts therein.
LSTC
EME's LSTC are summarized below:

(in millions)	December 31, 2013	December 31, 2012
Senior notes, net	$3,700	$3,700
Accounts payable and accrued liabilities	53	32
Interest payable	154	154
Other	108	73
Total liabilities subject to compromise	$4,015	$3,959
In connection with the filing of the Chapter 11 Cases, EME classified both its $3.7 billion unsecured senior notes and $154 million of accrued interest related to the unsecured senior notes as LSTC and ceased accruing interest expense. The accrued interest reclassified to LSTC primarily relates to $97 million and $38 million of interest payments that were due on November 15 and December 17, 2012, respectively, that EME did not make. Unpaid contractual interest for the years ended December 31, 2013 and 2012 was $281 million and $11 million, respectively.
Midwest Generation's LSTC are summarized below:

(in millions)	December 31, 2013	December 31, 2012
Lease financing	$434	$434
Accounts payable and accrued liabilities	42	29
Interest payable	11	13
Other	53	53
Total liabilities subject to compromise	$540	$529
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
As of the date of this filing, EME and Midwest Generation have received 766 and 303 proofs of claim, respectively. New and amended claims may be filed in the future, including claims amended to assign value to claims originally filed with no value. EME and Midwest Generation are in the process of reconciling such claims to the amounts listed in LSTC. LSTC have been recorded based on the expected probable claim, which is subject to judgment and could change as new information develops during the reconciliation process. Differences in liability amounts estimated and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court as appropriate. Through this process, EME and Midwest Generation may identify additional liabilities that need to be recorded as LSTC and the Bankruptcy Court may determine liabilities currently estimated as part of LSTC are without merit. The claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. Determination of how liabilities will ultimately be treated cannot be made until the

Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Reorganization Items
Reorganization items represent the direct and incremental costs of bankruptcy, such as professional fees, LSTC claim adjustments and losses related to terminated contracts that are probable and can be estimated. Write off of unamortized deferred financing costs and debt discounts relate to EME's unsecured pre-petition debt, which has been reclassified to LSTC on the consolidated balance sheet following the Chapter 11 filing on December 17, 2012. Professional fees primarily relate to legal advisors and consultants working directly on the bankruptcy filing.
EME's and Midwest Generation's significant items in reorganization charges, excluding discontinued operations, consisted of:

	Years Ended December 31,
	2013			2012
(in millions)	Midwest Generation	Other EME Subsidiaries	EME	Midwest Generation	Other EME Subsidiaries	EME
Provision for allowable claims	$19	$—	$19	$6	$—	$6
Write off of unamortized deferred financing costs and debt discounts	—	—	—	—	15	15
Professional fees	22	79	101	—	22	22
Total reorganization items, net	$41	$79	$120	$6	$37	$43
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

Note 17. Condensed Combined Debtors' Financial Information (EME only)
The financial statements below represent the condensed combined financial statement of the Debtor Entities. Non-debtor EME subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements, as such, their net loss is included as "Equity in loss of non-debtor entities, net of tax" in the Debtors' Statements of Operations and its net assets are included as "Investment in non-debtor entities" in the Debtors' Statements of Financial Position.
Intercompany transactions among the Debtor Entities have been eliminated in the condensed combined financial statements of the Debtor Entities contained here.

Debtor Entities' Condensed Combined Statements of Operations

	Years Ended December 31,
(in millions)	2013	2012
Operating revenues	$826	$901
Operating expenses	(1,517)	(1,262)
Other income (expense)	45	(226)
Reorganization items	(120)	(43)
Provision for income taxes	(41)	(153)
Income from Operations of Discontinued Subsidiaries	4	—
Net loss attributable to debtor entities	(803)	(783)
Equity in loss of non-debtor entities, net of tax	133	(142)
Net loss attributable to Debtors	$(670)	$(925)
Debtors Entities' Condensed Combined Statements of Comprehensive Loss

	Years Ended December 31,
(in millions)	2013	2012
Net Loss	$(670)	$(925)
Other comprehensive loss, net of tax	77	(44)
Comprehensive Loss	(593)	$(969)
Debtor Entities' Condensed Combined Statements of Financial Position

	December 31,
(in millions)	2013	2012
Total current assets	838	$638
Investments in unconsolidated affiliates	146	152
Property, plant and equipment, less accumulated depreciation of $555 and $845 at respective dates	898	1,428
Investment in non-debtor entities	2,042	2,019
Total other assets	873	974
Total assets	4,797	$5,211

	December 31,
(in millions)	2013	2012
Total current liabilities	250	$94
Liabilities subject to compromise	4,014	3,959
Deferred taxes	117	131
Other long-term liabilities	155	295
Total liabilities	4,536	$4,479
Total equity	261	732
Total liabilities and equity	$4,797	$5,211

Debtors' Condensed Combined Statements of Cash Flows

	Years Ended December 31,
(in millions)	2013	2012
Operating cash flows from continuing operations	$(3)	$(598)
Operating cash flows from discontinued operations, net	(2)	(46)
Net cash used in operating activities	(5)	(644)

Net cash provided by financing activities	223	173

Investing cash flows from continuing operations	40	(109)
Investing cash flows from discontinued operations, net	—	(31)
Net cash provided by (used in) investing activities	40	(140)

Net increase (decrease) in cash and cash equivalents from continuing operations	260	(534)
Cash and cash equivalents at beginning of period from continuing operations	425	959
Cash and cash equivalents at end of period from continuing operations	685	425

Net decrease in cash and cash equivalents from discontinued operations	(2)	(77)
Cash and cash equivalents at beginning of period from discontinued operations	2	79
Cash and cash equivalents at end of period from discontinued operations	—	2

Cash paid for reorganization items, net	$72	$20

Note 18. Quarterly Financial Data (unaudited) (EME, Midwest Generation)
The following table summarizes the unaudited quarterly statements of operations for EME.

(in millions)	First	Second	Third		Fourth
2013
Operating revenues	$307	$315	$385		$324
Operating loss	(47)	(63)	(431)	[1]	(38)
Loss from continuing operations	(81)	(102)	(447)		(12)
Income (loss) from operations of discontinued subsidiaries, net of tax	(1)	18	(1)		(15)
Net loss	$(82)	$(84)	$(448)		$(27)
2012
Operating revenues	$343	$324	$340		$280
Operating loss	(48)	(98)	(71)		(111)
Loss from continuing operations	(58)	(75)	(86)		(578)
Income (loss) from operations of discontinued subsidiaries, net of tax	(24)	(29)	(76)		17
Net loss	$(82)	$(104)	$(162)		$(561)

[1]	Reflects a $464 million pre-tax ($297 million, after tax) impairment charge related to Will County. For more information, see Note 13—Asset Impairments and Other Charges.

The following table summarizes the unaudited quarterly statements of operations for Midwest Generation.

(in millions)	First	Second	Third		Fourth
2013
Operating revenues	$179	$203	$232		$203
Operating loss	(60)	(40)	(463)	[1]	(23)
Provision (benefit) for income taxes	—	1	(1)		(17)
Net loss	$(74)	$(74)	$(471)		$(14)
2012
Operating revenues	$233	$213	$253		$193
Operating loss	(33)	(88)	(39)		(1,437)	[2]
Benefit for income taxes	(5)	(27)	(7)		(23)
Net loss	$(9)	$(42)	$(12)		$(1,401)

[1]	Reflects a $464 million pre-tax ($297 million, after tax) impairment charge related to Will County. For more information, see Note 13—Asset Impairments and Other Charges.

[2]	Reflects a $1.4 billion pre-tax charge for a valuation allowance recorded by Midwest Generation on its note receivable from EME. For more information, see Note 15—Related Party Transactions.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2014.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT ACCOUNTANT FEES
The following tables set forth the aggregate fees billed to EME (consolidated total including EME and its subsidiaries) and Midwest Generation (consolidated total including Midwest Generation and its subsidiaries) for the fiscal years ended December 31, 2013 and December 31, 2012, by PricewaterhouseCoopers LLP:

	EME and Subsidiaries
(in thousands)	2013	2012
Audit fees	2,419	3,593
Audit related fees[1]	—	44
Tax fees[2]	32	250
All other fees	5	3
Total	2,456	3,890

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

	Midwest Generation and Subsidiaries
(in thousands)	2013	2012
Audit fees	579	554
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—
	579	554
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents have been filed as part of this report or, where noted, incorporated by reference:

(a)	(1) List of Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this report.

(2)	List of Financial Statement Schedules
The following financial statement schedules are included in this report:

Page
Edison Mission Energy
Schedule I—Condensed Financial Information of Parent	159
Schedule II—Valuation and Qualifying Accounts	164
Midwest Generation
Schedule II—Valuation and Qualifying Accounts	165
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
x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
2.5
Asset Purchase Agreement, dated October 18, 2013, by and among NRG Energy, Inc., Edison Mission Energy and NRG Energy Holdings Inc., incorporated by reference to Exhibit A to Exhibit 2.1 to Edison Mission Energy’s Form 8-K filed on October 21, 2013.

		x	x
3.1	Certificate of Incorporation of Edison Mission Energy, dated August 14, 2001, incorporated by reference to Exhibit 3.1 to Edison Mission Energy's Form 8-K filed October 29, 2001.	x
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
x
3.2	Amended By-Laws of Edison Mission Energy, dated March 12, 2013, incorporated by reference to Exhibit 3.2 to Edison Mission Energy's Form 8-K filed July 16, 2012.	x
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
x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
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
x
10.1.1	Notice of Termination of Transaction Support Agreement, dated July 25, 2013, incorporated by reference to Exhibit 2.1 to Edison International’s Form 8-K filed July 25, 2013.	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
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
x
10.16
Plan Sponsor Agreement, dated October 18, 2013, by and among NRG Energy, Inc., NRG Energy Holdings Inc., Edison Mission Energy, certain of Edison Mission Energy’s debtor subsidiaries, the Official Committee of Unsecured Creditors of Edison Mission Energy and its debtor subsidiaries, the PoJo Parties (as defined therein) and the proponent noteholders thereto, incorporated by reference to Exhibit 2.1 to Edison Mission Energy’s Form 8-K filed on October 21, 2013.

		x	x
10.17
Settlement Agreement dated as of February 18, 2014, by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, incorporated by reference to Exhibit 10.1 to Edison Mission Energy’s Form 8-K filed on February 19, 2014.

		x	x
21.1*	Subsidiaries of Edison Mission Energy	x
21.2*	Subsidiaries of Midwest Generation, LLC		x
31.1*	Certification of the Edison Mission Energy President pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.2*	Certification of the Edison Mission Energy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.3*	Certification of the Midwest Generation, LLC President pursuant to Section 302 of the Sarbanes-Oxley Act.		x
31.4*	Certification of the Midwest Generation, LLC Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.		x
32.1*	Statement Pursuant to 18 U.S.C. Section 1350 for Edison Mission Energy.	x
32.2*	Statement Pursuant to 18 U.S.C. Section 1350 for Midwest Generation, LLC.		x
101
Financial statements from the annual report on Form 10-K of Edison Mission Energy and Midwest Generation, LLC for the year ended December 31, 2013, filed on March 12, 2014, formatted in XBRL: (i) Edison Mission Energy Consolidated Statements of Operations, (ii) Edison Mission Energy Consolidated Statements of Comprehensive Income (Loss), (iii) Edison Mission Energy Consolidated Balance Sheets, (iv) Edison Mission Energy Consolidated Statements of Total Equity, (v) Edison Mission Energy Consolidated Statements of Cash Flows, (vi) Midwest Generation, LLC Consolidated Statements of Operations, (vii) Midwest Generation, LLC Consolidated Statements of Comprehensive Income (Loss), (viii) Midwest Generation, LLC Consolidated Balance Sheets, (ix) Midwest Generation Consolidated Statements of Member's Equity, (x) Midwest Generation Consolidated Statements of Cash Flows, and (xi) the Combined Notes to Consolidated Financial Statements.
		x	x

*	Filed herewith.

†	Confidential treatment granted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer

Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro J. Pizarro
Pedro J. Pizarro	Director and President (Principal Executive Officer)	March 12, 2014

/s/ Maria Rigatti
Maria Rigatti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2014

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 12, 2014

/s/ Frederic F. Brace
Frederic F. Brace	Director	March 12, 2014

/s/ Hugh E. Sawyer
Hugh E. Sawyer	Director	March 12, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President
Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	March 12, 2014

/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	March 12, 2014

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 12, 2014

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Manager and Vice President	March 12, 2014

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS
(in millions)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$564	$328
Affiliate receivables	530	363
Other current assets	7	15
Total current assets	1,101	706
Investments in subsidiaries	4,259	5,015
Other long-term assets	198	260
Total Assets	$5,558	$5,981
Liabilities and Shareholder's Equity
Accounts payable and accrued liabilities	$46	$18
Affiliate payables	152	132
Total current liabilities	198	150
Liabilities subject to compromise	5,268	5,256
Deferred taxes and other	213	131
Total Liabilities	5,679	5,537
Total EME Common Shareholder's Equity (Deficit)	(121)	444
Total Liabilities and Shareholder's Equity	$5,558	$5,981

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2013	2012	2010
Operating revenues	$8	$9	$4
Operating expenses	(75)	(111)	(146)
Operating loss	(67)	(102)	(142)
Equity in loss from continuing operations of subsidiaries	(580)	(289)	(788)
Interest expense and other	(4)	(375)	(383)
Loss before income taxes	(651)	(766)	(1,313)
Reorganization items, net	78	37	—
Provision (benefit) for income taxes	(59)	122	(235)
Net loss attributable to EME common shareholder	$(670)	$(925)	$(1,078)

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2013	2012	2011
Net Loss	$(670)	$(925)	$(1,078)
Other comprehensive income (loss), net of tax	77	(44)	(63)
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(593)	$(969)	$(1,141)

SCHEDULE I
EDISON MISSION ENERGY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(20)	$(497)	$(53)
Net cash used in financing activities	(7)	(9)	(2)
Net cash provided by investing activities	263	96	366
Net increase (decrease) in cash and cash equivalents	236	(410)	311
Cash and cash equivalents at beginning of period	328	738	427
Cash and cash equivalents at end of period	$564	$328	$738
Cash dividends received from subsidiaries	$221	$45	$903

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

SCHEDULE II
EDISON MISSION ENERGY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended December 31, 2013
Uncollectible accounts
Customers	$5	$—		$—		$—	$5
All others	—	—		—		—	—
Deferred tax valuation allowance	444	308	[1]	—		—	752
Total	$449	$308		$—		$—	$757
Year Ended December 31, 2012
Uncollectible accounts
Customers	$5	$—		$—		$—	$5
All others	—	—		—		—	—
Deferred tax valuation allowance	—	438	[1]	6	[1]	$—	444
Total	$5	$438		$6		$—	$449
Year Ended December 31, 2011
Uncollectible accounts
Customers	$5	$—		$—		$—	$5
All others	—	—		—		—	—
Total	$5	$—		$—		$—	$5

[1]
EME recorded a deferred tax valuation allowance during 2013 and 2012 due to uncertainty in future tax-sharing payments. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

SCHEDULE II
MIDWEST GENERATION, LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended December 31, 2013
Uncollectible accounts
Others	$1,378	$—		$—		$—	$1,378
Deferred tax valuation allowance	533	234	[1]	—		—	767
Total	$1,911	$234		$—		$—	$2,145
Year Ended December 31, 2012
Uncollectible accounts
Others	$—	$1,378	[2]	$—		$—	$1,378
Deferred tax valuation allowance	—	521	[3]	12	[3]	—	533
Total	$—	$1,899		$12		$—	$1,911
Year Ended December 31, 2011
Uncollectible accounts
Others	—	—		—		—	—
Total	$—	$—		$—		$—	$—

[1]
Midwest Generation recorded a deferred tax valuation allowance during 2013 related to the impairment of the Will County Station and accumulation of unpaid tax benefits. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

[2]
Midwest Generation recorded a full valuation allowance during the fourth quarter of 2012 relating to the impairment of its intercompany loan with EME. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions."

[3]
Midwest Generation recorded a deferred tax valuation allowance during the fourth quarter of 2012 related to the impairment of its intercompany loan with EME. For further discussion, see "Item 8. Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

(This page has been left blank intentionally.)