Form 10-K/A
period 2013-12-31
EDISON MISSION ENERGY; MIDWEST GENERATION LLC
filed 2014-03-24
CIK 930835, 1134016

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

Edison Mission Energy YES ☐ NO ☒     Midwest Generation, LLC YES ☐ NO ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates of Edison Mission Energy as of March 15, 2014: $0. Number of shares outstanding of Edison Mission Energy’s Common Stock as of March 15, 2014: 100 shares (all shares held by an affiliate of Edison Mission Energy).

This combined Form 10-K is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment No. 1) amends the Annual Report on Form 10-K for the year ended December 31, 2013 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation), which was originally filed with the Securities and Exchange Commission (the SEC) on March 12, 2014 (the Original Filing).  EME and Midwest Generation are filing this Amendment No. 1 to provide the information required by Part III of such Form 10-K, Items 10, 11, 12 and 13.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EME - DIRECTORS

FREDERIC F. BRACE, INDEPENDENT DIRECTOR

Mr. Brace, age 56, was elected to EME’s board of directors on July 10, 2012.  Mr. Brace also serves as President of Niko Resources Ltd. Mr. Brace served as Executive Vice President, Chief Administrative Officer and Chief Restructuring Officer of The Great Atlantic & Pacific Tea Company, a retail food business, from August 2010 to March 2012 and as Chief Financial Officer from March 2011 to March 2012. In December 2010 The Great Atlantic & Pacific Tea Company filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in March 2011. Mr. Brace served as Executive Vice President and Chief Financial Officer of UAL Corporation, an air transportation company, from 2002 to 2008, Senior Vice President from 1999 to 2001 and held various other management positions since 1988. In December 2002, UAL filed for protection under Chapter 11 of the Bankruptcy Code; it emerged from bankruptcy in 2006.  Mr. Brace currently serves as a director of Anixter International and formerly served as a director of The Great Atlantic & Pacific Tea Company, of Bearingpoint, Inc., and of SIRVA, Inc. Mr. Brace earned a bachelor’s degree in Industrial Engineering from the University of Michigan and an MBA from the University of Chicago. As a result of these and other professional experiences, Mr. Brace possesses particular knowledge and experience in complex restructurings, strategic planning and leadership of complex organizations, and board practices of other major corporations that strengthen the Board of Directors’ collective qualifications, skills and experience.

PEDRO J. PIZARRO, DIRECTOR AND PRESIDENT

Mr. Pizarro, age 48, has been a director and the President of EME since January 1, 2011.  Mr. Pizarro joined Edison International (EIX), EME’s ultimate parent company, in 1999 as Director of Strategic Planning. He was elected vice president of Technology Business Development in 2000, and the following year moved to Southern California Edison (SCE) as vice president of Strategy and Business Development and general manager of Edison Carrier Solutions. Mr. Pizarro was elected vice president of Power Procurement in 2004, senior vice president in 2005, and executive vice president of Power Operations in 2008. Previously, Mr. Pizarro

was a senior engagement manager with McKinsey & Company. Mr. Pizarro earned a Ph.D. in Chemistry from the California Institute of Technology in 1994 and held National Science Foundation and Department of Defense graduate fellowships. He earned a bachelor’s degree in Chemistry from Harvard University.  Mr. Pizarro serves on the boards of the California Institute of Technology and the Electric Power Supply Association, and formerly served as a director of the California Power Exchange, the Colburn School, and the House Ear Institute. As a result of these and other professional experiences, Mr. Pizarro possesses particular knowledge and experience in operations, management, corporate strategy, and strategic planning and leadership of complex organizations that strengthen the Board of Directors’ collective qualifications, skills and experience.

HUGH E. SAWYER, INDEPENDENT DIRECTOR

Mr. Sawyer, age 59, was elected to EME’s board of directors on July 10, 2012. Mr. Sawyer has served as a Managing Director for Huron Consulting Group since January 2010. At Huron, Mr. Sawyer leads the Operational Improvement Service Line for Huron’s Financial Consulting Practice and provides strategic services to clients facing corporate turnarounds and restructurings in complex environments. Since February 2014 Mr. Sawyer has served as interim President of Euramax International, Inc. Previously Mr. Sawyer served as the Chief Administrative Officer of Fisker Automotive, Inc. from January 2013 to March 2013 and as Chief Restructuring Officer of Fisker Automotive from March 2013 to October 2013. Prior to that, Mr. Sawyer served as the President or Chief Executive Officer of JHT Holdings, Inc. from April 2010 to February 2012, and of Legendary Holdings, Inc. from August 2007 to December 2009. Prior to that, he served as the President or Chief Executive Officer of Wells Fargo Armored Service Corporation, The Cunningham Group, Inc., National Linen Service, Inc., Aegis Communications Group, Inc., and Allied Holdings, Inc. Mr. Sawyer has served as a Director of Energy Future Competitive Holdings Company LLC and Texas Competitive Electric Holdings Company LLC. since 2013. Since 2012 he has served as a Director of JHT Holdings, Inc. Mr. Sawyer formerly served as a director of Spiegel/Eddie Bauer, Hines Horticulture, Neff Equipment Rental, Paradise Island Holdings, Allied Holdings, Inc., and JHT Holdings, Inc. Mr. Sawyer earned a bachelor’s degree from the University of Florida. As a result of these and other professional experiences, Mr. Sawyer possesses particular knowledge and experience in complex restructurings, financial consulting, and leadership of complex organizations that strengthen the Board of Directors’ collective qualifications, skills and experience.

MIDWEST GENERATION - MANAGERS

DANIEL D. MCDEVITT, MANAGER AND VICE PRESIDENT

Mr. McDevitt, age 53, was elected to Midwest Generation’s board of managers on December 21, 2010. Mr. McDevitt, currently Senior Vice President and General Counsel of EME, has been an officer of EME since February 28, 2008 and has been a Vice President of Midwest Generation since April 7, 2008.  Mr. McDevitt is responsible for overseeing all legal activities for EME and its affiliated companies. Before joining EME in 2003, Mr. McDevitt was a senior antitrust attorney for BP America Inc.  Prior to that, Mr. McDevitt worked as senior counsel for Exelon Corporation in Chicago and was a partner with the law firm of Gardner, Carton and Douglas.  Mr. McDevitt earned a bachelor’s degree in mathematics from Oberlin College in Ohio and graduated with honors from the University of Pittsburgh School of Law. As a result of these and other professional experiences, Mr. McDevitt possesses particular knowledge and experience in corporate compliance, legal consulting, and litigation that strengthen the Board of Managers’ collective qualifications, skills and experience.

DOUGLAS MCFARLAN, MANAGER AND PRESIDENT

Mr. McFarlan, age 59, was elected to Midwest Generation’s board of managers on December 21, 2010. Mr. McFarlan is currently Senior Vice President of Public Affairs and Communication of EME, a position he has held since February 28, 2008.  Mr. McFarlan is responsible for government relations, environmental policy and compliance, renewable energy development, media and community relations, corporate contributions, and executive and employee communications.  Mr. McFarlan has been an officer of EME since January 1, 2003 and has also been the President of Midwest Generation since December 21, 2010. Mr. McFarlan is responsible for government relations, environmental policy and compliance, renewable energy development, media and community relations, corporate contributions, and executive and employee communications. Before joining EME in 1999, Mr. McFarlan spent 13 years in several public affairs, regulatory and corporate communications positions with telecommunications provider Ameritech in Chicago (now part of AT&T) and nine years as a newspaper editor in suburban Chicago. Mr. McFarlan is a board member of the Electric Power Suppliers Association in Washington and the Independent Energy Producers of California, founding chairman and a member of the Illinois Energy Council of the Illinois State Chamber of Commerce, and past chairman of the Electric Power Generators Association of Pennsylvania.  Mr. McFarlan received a bachelor’s degree from DePauw University in Greencastle, Indiana. As a result of these and other professional experiences, Mr. McFarlan possesses particular knowledge and experience in government relations, environmental policy and compliance, renewable energy development, and media and community relations that strengthen the Board of Managers’ collective qualifications, skills and experience.

MARIA RIGATTI, MANAGER, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Ms. Rigatti, age 50, was elected to Midwest Generation’s board of managers on December 21, 2010. Ms. Rigatti, has been Senior Vice President of EME since March 1, 2011 has been Chief Financial Officer of EME since December 20, 2010, has been an officer of EME since April 30, 2007 and has also been an officer of Midwest Generation since December 4, 2008.  She was vice president and treasurer of EME from September 4, 2008 until September 19, 2011, responsible for treasury activities including corporate and project financing, cash management and treasury operations, tax and procurement.  Ms. Rigatti joined EME in 1999.  Previously, Ms. Rigatti was a director with PIRA Energy Group, an energy consulting firm, and a vice president with Gas Energy Inc., an unregulated affiliate of KeySpan Corp., a group of regulated natural gas and electric utilities with unregulated subsidiaries. Ms. Rigatti earned an MBA in Finance from New York University. As a result of these and other professional experiences, Ms. Rigatti possesses particular knowledge and experience in treasury operations; corporate and project financing; cash management; tax; and procurement that strengthen the Board of Managers’ collective qualifications, skills and experience.

EXECUTIVE OFFICERS - EME

ANDREW J. HERTNEKY, SENIOR VICE PRESIDENT

Mr. Hertneky, age 57, has been senior vice president of Marketing and Trading for EME and president of EME’s subsidiary Edison Mission Marketing & Trading, Inc. since January 11, 2010. Mr. Hertneky is responsible for EMMT’s trading and operations in Boston and commercial management of EME’s power generation portfolio. He joined EME on April 10, 2002 as a vice president, and then served as vice president for Strategy at EIX from September 2008 through January 2010, before rejoining EME in his current position. Prior to joining EME, Mr, Hertneky was an associate principal at McKinsey & Company. Prior to joining McKinsey, Mr. Hertneky held senior-level positions for Consolidated Natural Gas and Philadelphia Electric. He attended the United States Military Academy at West Point and earned a bachelor’s degree in mechanical engineering from the University of Pittsburgh and an MBA, with highest honors, from Vanderbilt University.

JOHN C. KENNEDY, SENIOR VICE PRESIDENT

Mr. Kennedy, age 56, has been Senior Vice President of Generation since March 1, 2011, has been an officer of EME since February 28, 2008 and has also been an officer of Midwest Generation since January 5, 2009.  Mr. Kennedy is responsible for the operation of all of EME’s power generation facilities across the United States.  Previously, Mr. Kennedy was vice president of Operations for Midwest Generation, managing director of operations and maintenance for Midwest Generation, and station director for Midwest Generation’s Crawford and Fisk Stations in Chicago. Mr. Kennedy joined Midwest Generation when it was established in 1999 with the acquisition of a portfolio of electric power generating facilities from Commonwealth Edison, where he previously held several management positions. Mr. Kennedy has been a member of the Electric Power Research Institute’s Generation Advisory Council since 2009. Mr. Kennedy is also a former chairman of the Electric Power Generator Association (EPGA) of Pennsylvania.  Mr. Kennedy earned a bachelor of science in Electrical Engineering at the University of Illinois, Champaign-Urbana, and has been a registered professional engineer in Illinois since 1989.

FRED W. MCCLUSKEY, VICE PRESIDENT

Mr. McCluskey, age 54, has been Vice President of Technical Services since January 2003, has been an officer of EME since August 1, 2000 and has also been an officer of Midwest Generation since May 1, 2002.  Mr. McCluskey is responsible for major capital Project Management, Engineering, Construction and Development Support activities associated with new generation and coal fleet environmental control retrofits. Mr. McCluskey was previously Vice President of EME’s Business Management organization, regional vice president of Development Americas, and director of operations, Edison Mission Operations and Maintenance.  Mr. McCluskey received his bachelor of arts degree in Business Management, and a bachelor of arts degree in Economics, from Towson University, Maryland.

DANIEL D. MCDEVITT, SENIOR VICE PRESIDENT AND GENERAL COUNSEL (see above)

DOUGLAS MCFARLAN, SENIOR VICE PRESIDENT (see above)

PEDRO J. PIZARRO, DIRECTOR AND PRESIDENT (see above)

MARIA RIGATTI, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (see above)

JENENE J. WILSON, VICE PRESIDENT

Ms. Wilson, age 70, has been Vice President of Human Resources since December 3, 2001.  Ms. Wilson is responsible for EME’s human resources and administrative functions.  Prior to joining EME, Ms. Wilson was employed by MySmart Solutions and by PDI/DreamWorks as vice president of Human Resources, and held various management positions at Mattel and Carter Hawley Hale Stores. Wilson received a bachelor of science degree in Psychology from the University of Washington, Seattle.

EXECUTIVE OFFICERS - MIDWEST GENERATION

JOHN C, KENNEDY, VICE PRESIDENT (see above)

FRED W. MCCLUSKEY, VICE PRESIDENT (see above)

DANIEL D. MCDEVITT, VICE PRESIDENT (see above)

DOUGLAS R. MCFARLAN, PRESIDENT (see above)

MARIA RIGATTI, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (see above)

CODE OF ETHICS

EME has adopted a Code of Ethics applicable to itself and its subsidiaries, including the principal executive officers, principal financial officers and principal accounting officers of EME and Midwest Generation, which can be found on the “About Us” page of EME’s website, at www.edisonmissionenergy.com/about.asp.  Any substantive amendments to the Code of Ethics or waivers of any of its provisions for EME’s or Midwest Generation’s principal executive officers, principal financial officer or principal accounting officer will be disclosed on the website or in a report on Form 8K.

GOVERNANCE MATTERS

Board Composition

EME’s directors were elected by its sole shareholder, Mission Energy Holding Company. Midwest Generation’s managers were elected by the holder of 100% of its membership interests, Edison Mission Midwest Holdings, LLC. All of these companies are wholly-owned indirect subsidiaries of EIX. There were no changes to these procedures in the past fiscal year.

Board Committees

EME’s board of directors has two standing committees: a compensation committee (the Compensation Committee) and an investigation committee. The Compensation Committee reviews and recommends policies relating to compensation and benefits of our employees. The Compensation Committee is currently comprised of Mr. Sawyer (chair) and Mr. Brace. The investigation committee is responsible for conducting and overseeing an investigation related to the releases of claims and other aspects of the Transaction Support Agreement dated as of December 16, 2012, among EME, EIX and certain of EME’s unsecured noteholders. The investigation committee is currently comprised of Mr. Brace (chair) and Mr. Sawyer. During 2013 there was also an interim fiduciary committee, comprised of Jenene Wilson, Maria Rigatti, and Daniel D. McDevitt, which reviewed and advised on possible tax-qualified defined contribution and defined benefits plans for the benefit of eligible employees of EME, effective as of January 1, 2014. The plans were not implemented and the interim fiduciary committee is not expected to have ongoing responsibilities.

Midwest Generation’s board of managers has no committees.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of the executive compensation program for the named executive officers of EME and Midwest Generation (the NEOs) for the year ended December 31, 2013 and the material elements of the compensation packages awarded to such NEOs.  The EME and Midwest Generation NEOs for 2013 are set forth in the table below.  All NEOs are paid based on the compensation practices described below for EME. All of the NEOs are officers of EME, and all but Mr. Pizarro and Mr. Hertneky are also officers of Midwest Generation.  For purposes of this Form 10-K/A, information for all seven NEOs will be disclosed.  The following table shows the President, CFO and next three highest compensated officers for each entity:

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

General Overview

The Compensation Committee reviews and approves the compensation of senior officers at EME, subject to adoption by the board of EME (or, if the officer was compensated by a subsidiary of EME, by the board of that subsidiary).

Compensation Objectives

EME’s 2013 executive compensation program sought to achieve two fundamental objectives:

•                  Attract and retain qualified executives; and

•                  Focus attention on, and align executive pay directly with, specific financial, strategic and operating objectives intended to maximize the value of EME’s estate.

Use of Competitive Data

The Compensation Committee, coordinating with AonHewitt, used data from publicly disclosed incentive plans from comparable companies and pay surveys by HBR Consulting, Mercer, Towers Watson and AonHewitt, including industry specific surveys where available, when it evaluated incentive compensation for the NEOs for 2013.

The Compensation Committee generally targets the market median for all elements of direct compensation. The Compensation Committee or the board (or a committee thereof) of EME or Midwest Generation, as applicable, may vary from market median or other benchmarks after taking into account individual performance, internal equity, or other factors it considers important.

2013 Executive Compensation Program Elements

Overview of Material Elements of Compensation

The material elements of EME’s executive compensation program include:

•                  Base salaries;

•                  Short-term incentives;

•                  Long-term incentives;

•                  Post-employment benefits; and

•                  Severance and Change in Control benefits.

Base Salaries

Each of the NEOs is paid a fixed base salary paid on a regular basis throughout the year. None of the NEOs received base salary increases for 2013. None of the NEOs has a contractual right to receive a fixed base salary.

Short-Term Incentives

In January 2013, EME adopted a Corporate Short-Term Incentive Plan intended to reward activities that have an impact on a successful restructuring and emergence from bankruptcy while maximizing value for all stakeholders. Awards under the Corporate Short-Term Incentive Plan are paid twice yearly and are dependent upon the achievement of target performance for adjusted EBITDA and safety. Awards can also be adjusted to reflect a participant’s individual performance.

Under the 2013 EME Corporate Short-Term Incentive Program, a participant’s annual target bonus is calculated as a percentage of the participant’s annual base salary, with the target percentages generally aligned with the salary survey data for the participant’s level and role. The payment of incentive awards under the program is dependent on EME’s achievement of six-month target goals for cash flow based on adjusted EBITDA, subject to an upward or downward adjustment of up to 10 percent based on the achievement of better than industry-standard worker and facility safety targets and an upward or downward adjustment of up to 20 percent based on individual performance.

EME’s performance against the metrics established for the 2013 EME Corporate Short-Term Incentive Program for each of the six-month measurement periods during 2013, and the resulting incentive awards for each of those periods, are discussed below. Short-term incentive awards for the NEOs are shown in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Short-Term Incentives for First Half of 2013

In January 2013, the Compensation Committee set threshold, target and maximum levels of core adjusted EBITDA for the first half of 2013 at $(54.8) million, $(34.8) million and $24.1 million, respectively. EBITDA for the first half of 2013 was $75 million. The Compensation Committee also established safety metrics based on Days Away, Restricted Duty or Transfer (DART) incidents, with four incidents as the threshold, three incidents as the target, and two incidents as the “stretch” goal. There were two DART incidents during the first half of 2013.

Key factors contributing to the results were Midwest Generation’s progress in implementing its lean operations program; favorable proprietary trading results at EMMT; higher revenues and lower expenses across EME’s wind fleet; generally lower operating expenses in EME’s gas fleet; and lower corporate general and administrative expenses.

The Compensation Committee determined that EME’s performance against its goals for the first half of 2013 supported bonus payments at 200% of the target amounts. In August 2013, EME paid each NEO an incentive award equal to 200% of his or her target award.

Short-Term Incentives for Second Half of 2013

In August 2013, the Compensation Committee set threshold, target and maximum levels of core adjusted EBITDA for the second half of 2013 at $89 million, $114 million and $223 million, respectively. EBITDA for the second half of 2013 was $195 million. The safety metrics for the second half of 2013 were the same as those established for the first half of 2013. There were two DART incidents during the second half of 2013.

Key factors contributing to the results were lower operating and fuel expenses at Midwest Generation; strong proprietary trading results at EMMT; lower operating expenses across EME’s wind fleet; higher revenues at certain of EME’s gas projects; and lower corporate general and administrative expenses.

The Compensation Committee determined that EME’s performance against its goals for the second half of 2013 supported bonus payments at 191.7% of the target amounts. In February 2014, EME paid each NEO an incentive award equal to 191.7% of his or her target award.

Long-Term Incentives

In March 2013, the Compensation Committee adopted a Long-Term Incentive Plan intended to improve EME’s long-term stability and profitability by aligning management incentives with EME’s business objectives, while at the same time providing participants with competitive, market-based compensation. The Long-Term Incentive Plan is designed to be earned over a two-year period, but the program may terminate before two years if EME and Midwest Generation emerge from Chapter 11 before December 31, 2014.

The Long-Term Incentive Plan has three components:

•                  cost reduction;

•                  reliability; and

•                  aggregate adjusted enterprise value of EME and Midwest Generation.

Cost reduction metrics consist of Midwest Generation controllable operations and maintenance expenses and EME general and administrative expenses, and are to be evaluated on a combined basis.

Reliability metrics consist of equivalent unplanned outage rate for coal-fired power plants, equivalent unplanned outage rate for gas-fired power plants, and equivalent availability factor for wind projects. Each of these factors is to be weighted at 33.3% of the reliability bonus pool.

Metric	Weight	Threshold	Target	Stretch

MWG Controllable O&M Expenses	50%	$613 million	$576.3 million	$488.1 million

EME G&A Expenses		$299 million	$289.9 million	$275.6 million

Coal EUOR		11.37%	9.72%	7.27%

Gas EUOR	50%	2.33%	2.12%	1.79%

Wind EAF		95.09%	95.67%	96.05%

Total Payout		$6 million plus Adjusted Enterprise Value Payout	$12 million plus Adjusted Enterprise Value Payout	$22 million plus Adjusted Enterprise Value Payout

The metrics (but not the portion of the bonus pool attributable to the metrics) are subject to proration to the extent that EME and Midwest Generation emerge from chapter 11, or assets are monetized, before December 31, 2014.

The Adjusted Enterprise Value metric has two components: EME Adjusted Enterprise Value and Midwest Generation Adjusted Enterprise Value. Any Adjusted Enterprise Value payout is to be in addition to the payouts associated with cost reduction and reliability and may be paid, at the plan participant’s election, either in cash or in any non-cash consideration distributed to creditors.

EME Adjusted Enterprise Value is the value attributed to EME in any chapter 11 plan, plus cash, and excluding the value of Midwest Generation. It is subject to adjustment to the extent that equity securities distributed to creditors as non-cash consideration for the first 90 days following emergence from chapter 11 implies that the EME Adjusted Enterprise Value is more than 15 percent higher or lower than the value attributed to EME in the plan. The table below shows the percentage payouts and incremental award to the Long-Term Incentive Plan participants associated with various ranges of EME Adjusted Enterprise Value. (Any payouts for incremental EME Adjusted Enterprise Value above $2,900 (million) are to be paid at 0.01 percent.)

EME Adjusted Enterprise Value ($ in millions)[1]	% Payout	Incremental Award to LTIP Participants up to:

Below $1,600	0.000%	$0

$1,600 - $1,750	1.125%	$1.7 million

$1,750 - $2,000	1.750%	$4.4 million

$2,000 - $2,250	2.250%	$5.6 million

$2,250 - $2,500	2.500%	$6.3 million

$2,500 - $2,900	3.000%	$12.0 million

Midwest Generation Adjusted Enterprise Value is the value attributed to Midwest Generation in any chapter 11 plan, plus cash, excluding the value of intercompany notes and claims. If the Midwest Generation Adjusted Enterprise Value exceeds Midwest Generation claims, the excess value is to be paid at 2.75 percent. (Any payouts for incremental Midwest Generation Adjusted Enterprise Value above $750 (million) are to be paid at 0.01 percent).

MWG Adjusted Enterprise Value ($ in millions)[2]	% Payout	Incremental Award to LTIP Participants up to:

Below $100	0%	$0

$100 - $300	1.25%	$2.5 million

$300 - $500	2.25%	$4.5 million

$500 - $750	2.75%	$6.875 million

The Compensation Committee also determined the allocation of the Long-Term Incentive Plan award pool to individual executives.  The percentages of the Long-Term Incentive Plan award pool allocated to the NEOs, and the estimated minimum and maximum payout amounts to each NEO under the Long-Term Incentive Plan, are as follows:

Management has concluded that a payment under the plant reliability and cost reduction components is probable and has determined the probable range of all payments under the Long-Term Incentive Plan to be from $17 million to $52 million.

Name	LTIP Pool Share	Estimated Minimum Payout ($)	Estimated Maximum Payout ($)
Pedro J. Pizarro	13.20%	2,244,000	6,864,000
Maria Rigatti	5.25%	892,500	2,730,000
Andrew Hertneky	5.00%	850,000	2,600,000
Douglas R. McFarlan	3.90%	663,000	2,028,000
John C. Kennedy	3.90%	663,000	2,028,000
Daniel D. McDevitt	5.25%	892,500	2,730,000
Fred W. McCluskey	3.90%	663,000	2,028,000

In addition, each of the NEOs has the potential to receive, but is not entitled to receive, a discretionary bonus under the Edison Mission Energy Exit/Closing Plan.

Stock Options

Prior to 2013, EIX stock options, which vest over a four year period (subject to continued employment) were granted to the NEOs.  These awards continued to vest in 2013 but no new options were awarded to the NEOs for 2013. Upon the completion of the sale of substantially all of the assets of EME to NRG Energy, Inc and emergence from bankruptcy, all of the NEOs will be terminated.  The terminated NEOs will generally receive one additional year of vesting and any unvested long-term incentive awards will be canceled.  Each option may be exercised to purchase one share of EIX Common Stock at an exercise price equal to the closing price of a share of EIX Common Stock on the applicable grant date.

Performance Shares

Prior to 2013, EIX performance shares, which reward performance over three years against pre-established metrics, were granted to NEOs. These awards continued to vest in 2013 but no new performance shares were awarded to the NEOs for 2013. Upon the completion of the sale of substantially all of the assets of EME to NRG Energy, Inc and emergence from bankruptcy, all of the NEOs will be terminated.  The terminated NEOs will generally receive one additional year of vesting and any unvested long-term incentive awards will be canceled.

1   Any payouts for incremental EME Adjusted Enterprise Value above $2,900 (million) shall be paid at 0.01 percent.

2   Any payouts for incremental MWG Adjusted Enterprise Value above $750 (million) shall be paid at 0.01 percent.

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

The second performance metric for performance shares granted in 2012 is based on EIX’s three-year average annual EPS, measured against target levels. Core EPS is defined as GAAP basic EPS, excluding income or loss from discontinued operations and income or loss from significant discrete items that are not representative of ongoing earnings. Edison International’s Compensation Committee (the “EIX Compensation Committee”) establishes the EPS target for each calendar year in February of that year. After the three-year performance period, the EIX Compensation Committee will certify the EPS performance multiple for each calendar year in the performance period, based on EIX’s actual EPS performance as a percentage of the EPS target for that year, in accordance with the following chart:

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

The performance shares granted in 2011 utilized only one metric—the TSR metric described above—except that the threshold for a payout was set as a 40th percentile TSR ranking. EIX stock performance from 2011-2013 relative to the peer group ranked in the 40th percentile of the peer group and resulted in a payout of the 2011 performance share grants at 25% of target. EIX’s TSR from 2009-2011 ranked in the 45th percentile of the peer group and resulted in a payout of the 2009 performance share grants at 63% of target. Relative TSR as compared to the peer group for the 2011-2012, 2008-2010, 2007-2009 and 2006-2008 performance periods was below the threshold required for payout of the performance shares, resulting in no payouts.

Restricted Stock Units

Prior to 2013, EIX restricted stock units were granted to the NEOs.  These awards continued to vest in 2013 but no new restricted stock units were awarded to the NEOs . Upon the completion of the sale of substantially all of the assets of EME to NRG Energy, Inc. and emergence from bankruptcy, all of the NEOs will be terminated.  The terminated NEOs will generally receive one additional year of vesting and any unvested long-term incentive awards will be canceled.

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

Severance

The NEOs, except for Mr. Pizarro, Mr. McDevitt and Ms. Rigatti, are eligible for one year’s worth of compensation and benefits if involuntarily severed without cause. Severance protection is also provided for non-executive employees whose positions are eliminated.

EIX’s current executive compensation plans offer additional benefits in the event of a change in control of EIX, under which the NEOs that are senior vice presidents or above would be provided with enhanced severance benefits if their employment were actually or constructively terminated without cause within a defined period of such a change in control. Constructive termination wuld include occurrences such as a material diminution in duties or salary, or a substantial relocation.

For detailed information on the estimated potential payments and benefits payable to NEOs in the event of their termination of employment, see “Potential Payments upon Termination or Change in Control of EIX” below.

Perquisites

All perquisites were eliminated for the NEOs effective January 2012.

The values of perquisites provided to each NEO in 2011 are reported in column (i) of the “Summary Compensation Table” below, and are further described in footnote (4) to that table.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K/A. Based upon such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in EME’s and Midwest Generation’s 2013 Annual Report on Form 10-K.

Hugh E. Sawyer, Chair
Frederic F. Brace

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

The Compensation Committee was formed, and Messrs. Sawyer and Brace were elected to the Compensation Committee, as of October 19, 2012. No member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during 2013 as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of EME’s Board of Directors or the Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of the NEOs for service during 2013 and, where applicable because the NEO was also an EME or Midwest Generation NEO in prior years, 2012 and/or 2011. The table below was prepared in accordance with SEC requirements. The total compensation presented below does not necessarily reflect the actual total compensation received by the NEOs. Specifically, the amounts under column (e), “Stock Awards,” do not represent the actual amounts paid to or realized by the NEOs for these awards during 2011-2013, but represent the aggregate grant date fair value of awards granted in those years for financial reporting purposes. Likewise, the amounts under column (h), “Change in Pension Value and Non-qualified Deferred Compensation Earnings,” do not reflect amounts paid to or realized by the NEOs during 2011-2013, but represent the change in the actuarial present values of the NEOs’ accumulated pension benefits based on the assumptions EME uses for financial reporting purposes.

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All	Total
Principal Position/		($)	($)	Awards	Awards	Incentive Plan	Pension	Other	($)
				(1)	(2)	Compensation	Value and	Compensation
				($)	($)	($)	Non-qualified	(4)
							Deferred	($)
							Compensation
							Earnings (3)
							($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Pedro J. Pizarro	2013	475,000	—	—	—	651,251	287,405	23,022	1,436,678
President, EME	2012	470,881	—	456,115	456,004	332,500	386,002	66,962	2,168,463
	2011	450,000	—	362,283	362,253	345,200	289,971	79,941	1,889,648

Andrew J. Hertneky	2013	345,300	—	—	—	507,247	217,280	28,368	1,098,195
SVP, Marketing & Trading	2012	343,109	—	163,201	163,156	258,980	331,777	57,090	1,317,313
	2011	328,531	—	149,434	149,401	247,800	230,832	71,117	1,177,115

Maria C. Rigatti	2013	305,200	—	—	—	328,779	95,906	25,962	755,847
SVP, CFO	2012	300,340	—	171,734	171,675	167,860	235,418	54,094	1,101,121
	2011	270,023	—	111,687	111,663	241,600	114,949	90,901	940,822

Douglas R. McFarlan	2013	300,200	—	—	—	323,403	158,006	22,950	804,559
SVP, Public Affairs & Communications	2012	296,625	—	141,890	141,848	165,110	261,049	51,457	1,057,979
	2011	277,018	—	125,365	125,329	244,000	217,058	78,357	1,067,127

John C. Kennedy	2013	293,400	—	—	—	316,077	163,392	22,995	795,864
SVP, Generation	2012	288,227	—	138,759	138,633	161,370	512,831	51,648	1,291,467
	2011	255,109	—	106,145	106,114	187,000	232,432	71,068	957,868

MWG NEOs Only:

Frederick W. McCluskey	2013	290,900	—	—	—	284,896	174,914	22,950	773,660
VP, Technical Services	2012	288,610	—	114,639	114,542	145,450	272,659	49,875	985,775
	2011	275,723	—	90,042	90,028	204,300	215,435	59,504	935,032

Daniel D. McDevitt	2013	302,900	—	—	—	326,307	98,299	25,462	752,968
SVP, General Counsel	2012	299,210	—	122,036	121,918	166,600	178,211	46,446	934,421
	2011	276,479	—	77,195	77,140	165,500	102,594	65,135	764,044

(1)

Stock awards for EIX Common Stock consist of performance shares and restricted stock units granted under the EIX 2007 Performance Incentive Plan in the year indicated. The performance share and restricted stock unit amounts shown in this Summary Compensation Table reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. For performance shares, the value is reported as of the grant date based on the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the assumptions and methodologies used to calculate these amounts, see the discussion contained in (i) Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013 and (ii) similar footnotes for prior years when the awards were granted.

The table below shows the maximum value of performance share awards included in the Summary Compensation Table at the grant date assuming that the highest level of performance conditions will be achieved. The 2011 performance shares vested as of December 31, 2013, and  the value realized on vesting was substantially lower than the maximum value reported below. See the “Option Exercises and Stock Vested” table below for the value realized on vesting of the 2011 performance share awards. The performance period for the 2012 performance shares has not ended. The NEOs did not receive any 2013 performance shares.

Name	Maximum Performance Share Potential as of Grant Date for 2012 Awards ($)	Maximum Performance Share Potential as of Grant Date for 2011 Awards ($)
Pedro J. Pizarro	456,132	362,276
Andrew Hertneky	163,226	149,457
Maria Rigatti	171,758	111,695
Douglas R. McFarlan	141,895	125,386
John C. Kennedy	138,823	106,155
Fred W. McCluskey	114,718	90,044
Daniel McDevitt	122,099	77,180

(2)

EIX Common Stock option awards consist of non-qualified stock options granted under the EIX 2007 Performance Incentive Plan in the year indicated. The option amounts shown in this Summary Compensation Table reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, see the discussion of options contained in Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013 and (ii) similar footnotes for prior years when the awards were granted.

(3)

The reported amounts include (i) interest on deferred compensation account balances considered under SEC rules to be at above-market rates, and (ii) the aggregate change in the actuarial present value of each NEO’s accumulated benefit under the SCE Retirement Plan and the EIX Executive Retirement Plan, as reflected in the following table:

Name	2012 Interest Amounts ($)	2012 Change In Actuarial Present Value ($)

Pedro J. Pizarro	113,972	173,433
Andrew J. Hertneky	82,033	135,247
Maria Rigatti	11,155	84,751
Douglas R. McFarlan	13,952	144,414
John C. Kennedy	1,200	162,192
Fred W. McCluskey	24,454	150,460
Daniel D. McDevitt	17,854	80,445

(4)	Amounts reported for 2013 include EME contributions to the 401(k) Plan and the Executive Deferred Compensation Plan for each NEO.

GRANTS OF PLAN-BASED AWARDS

No equity awards were granted to the NEOs during 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each NEO at the end of 2013. Outstanding equity awards consist of non-qualified stock options, performance shares, and restricted stock units, all of which relate to EIX common stock. Column (d) “Equity Incentive Plan Awards” has been omitted in accordance with SEC rules because no such awards were outstanding at the end of 2013.

		Option Awards
Name	Grant Date					Stock Awards
		Number of	Number of	Option	Option	Number	Market	Equity	Equity
		Securities	Securities	Exercise	Expiration	of	Value of	Incentive	Incentive
		Underlying	Underlying	Price	Date(1)	Shares	Shares	Plan	Plan
		Unexercised	Unexercised	($)		or Units	or Units	Awards:	Awards:
		Options	Options			of Stock	of Stock	Number of	Market or
		Exercisable(1)	Unexercisable(1)			That	That	Unearned	Payout
		(#)	(#)			Have	Have	Shares,	Value
						Not	Not	Units	of
						Vested(2)	Vested(2)(3)	or Other	Unearned
						(#)	($)	Rights That	Shares,
								Have Not	Units
								Vested(4)	or Other
								(#)	Rights That
									Have Not
									Vested(3)(4)
									($)
(a)		(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)

Pedro J. Pizarro

	3/5/2007	21,501	—	47.4100	1/3/2017	—	—	—	—
	3/3/2008	25,196	—	49.9500	1/2/2018	—	—	—	—
	6/30/2008	19,007	—	51.3800	1/2/2018	—	—	—	—
	3/3/2010	—	14,106	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	31,887	37.9600	1/4/2021	5,229	242,106	—	—
	3/5/2012	—	65,517	43.1000	1/3/2022	5,607	259,623	1,178	54,540

Andrew J. Hertneky
	3/1/2006	7,584	—	44.2950	1/4/2016	—	—	—	—
	3/5/2007	6,658	—	47.4100	1/3/2017	—	—	—	—
	3/3/2008	8,411	—	49.9500	1/2/2018	—	—	—	—
	9/30/2008	225	—	39.9000	1/2/2018	—	—	—	—
	3/3/2010	—	7,087	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	13,151	37.9600	1/4/2021	2,157	99,846	—	—
	3/5/2012	7,814	23,442	43.1000	1/3/2022	2,006	92,887	422	19,517

Maria Rigatti
	6/29/2007	1,285	—	56.1200	1/3/2017	—	—	—	—
	3/3/2010	—	3,348	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	9,829	37.9600	1/4/2021	1,612	74,631	—	—
	3/5/2012	—	24,666	43.1000	1/3/2022	2,111	97,745	444	20,535

Douglas R. McFarlan

	3/5/2007	2,000	—	47.4100	1/3/2017	—	—	—	—
	3/3/2010	—	6,151	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	11,031	37.9600	1/4/2021	1,809	83,763	—	—
	3/5/2012	—	20,380	43.1000	1/3/2022	1,744	80,767	366	16,966

John C. Kennedy

	6/29/2007	1,684	—	56.1200	1/3/2017	—	—	—	—
	3/3/2010	—	3,049	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	9,340	37.9600	1/4/2021	1,532	70,927	—	—
	3/5/2012	—	19,918	43.1000	1/3/2022	1,705	78,952	358	16,598

Fred W. McCluskey

	3/3/2010	—	4,440	33.3000	1/2/2014	—	—	—	—
	3/3/2011	—	7,924	37.9600	1/2/2015	1,300	60,171	—	—
	3/5/2012	—	16,457	43.1000	1/2/2016	1,408	65,213	296	13,715

Daniel D. McDevitt

	3/1/2006	1,981	—	44.2950	1/4/2016	—	—	—	—
	3/5/2007	2,751	—	47.4100	1/3/2017	—	—	—	—
	3/3/2008	7,484	—	49.9500	1/2/2018	—	—	—	—
	3/3/2010	—	3,562	33.3000	1/2/2020	—	—	—	—
	3/3/2011	—	6,789	37.9600	1/4/2021	1,114	51,597	—	—
	3/5/2012	—	17,517	43.1000	1/3/2022	1,500	69,432	315	14,565

(1)          Subject to each NEO’s continued employment, each unvested stock option grant becomes vested in equal annual installments over a four-year vesting period, with the first installment vesting on January 2 in the year following the year in which the grant occurs and the following three installments vesting on the next three anniversaries of that date (if January 2 falls on a holiday or weekend, then vesting occurs either on the preceding business day or the next business day on which the New York Stock Exchange is open, depending on the terms applicable to the grant).

(2)          Subject to each NEO’s continued employment, restricted stock units become vested and payable on January 2 at the end of a three-year vesting period beginning with the year in which the grant occurs (if January 2 falls on a holiday or weekend, then vesting occurs either on the preceding business day or the next business day on which the New York Stock Exchange is open, depending on the terms applicable to the grant).

(3)          The values shown in columns (h) and (j) of the table are determined by multiplying the number of shares or units reported in column (g) or (i), respectively, by the closing price of EIX Common Stock on December 31, 2013.

(4)          Subject to each NEO’s continued employment, half of each NEO’s 2012 performance share grants become earned and vested based on EIX’s comparative TSR over a three-year performance period (2012-2014), while the remainder became earned and vested based on EIX’s three-year (2012-2014) average annual core earnings per share, measured against target levels. The number of performance shares included for each NEO in column (i) of the table above is the number of shares that may become earned if EIX’s TSR for the applicable performance period is at the 25th percentile of the comparison group and EIX’s earnings per share are equal to 80% of the target level each year in the performance period. These are the threshold numbers of shares that may become payable (including shares added by reinvestment of dividend equivalents) for the 2012 grants, and equal 25% of the target number of shares.

OPTION EXERCISES AND STOCK VESTED

The following table presents information regarding the exercise of stock options by NEOs and vesting of stock awards (all of which relate to EIX common stock) during 2013.

Name	Option Awards		Stock Awards

	Number of	Value Realized	Number of	Value Realized
	Shares Acquired	on Exercise(1)	Shares Acquired	on Vesting
	on Exercise	($)	on Vesting(2)	($)
	(#)		(#)
(a)	(b)	(c)	(d)	(e)
Pedro J. Pizarro	134,098	$1,964,082	6,160	$283,866
Andrew Hertneky	25,691	$405,059	2,955	$136,156
Maria Rigatti	35,823	$357,537	1,573	$72,521
Douglas R. McFarlan	53,650	$455,784	2,547	$117,346
John C. Kennedy	31,228	$265,732	1,452	$66,949
Fred W. McCluskey	38,895	$301,053	1,837	$84,611
Daniel D. McDevitt	24,606	$319,017	1,494	$68,846

(1)	The value realized on exercise of stock options equals the difference between (i) the market price of EIX Common Stock on the exercise date and (ii) the exercise price of those options.
(2)	The value for stock awards equals the market price of EIX Common Stock on the vesting date multiplied by the number of shares or units, as applicable, that vested.

PENSION BENEFITS

The following table presents information regarding the present value of accumulated benefits that may become payable to the NEOs under qualified and non-qualified defined-benefit pension plans.

Name	Plan Name	Number of	Present	Payments

		Years Credited	Value of	During Last

		Service(1)	Accumulated	Fiscal Year

		(#)	Benefit(1)	($)

			($)

(a)	(b)	(c)	(d)	(e)

Pedro J. Pizarro	SCE Retirement Plan	15	161,962	—

	Executive Retirement Plan	15	1,614,717	—

Andrew J. Hertneky	SCE Retirement Plan	12	24,619	—

	Executive Retirement Plan	12	659,010	—

Maria Rigatti	SCE Retirement Plan	15	—	—

	Executive Retirement Plan	15	485,597	—

Douglas R. McFarlan	SCE Retirement Plan	14	—	—

	Executive Retirement Plan	14	1,010,808	—

John C. Kennedy	SCE Retirement Plan	35	413,832	—

	Executive Retirement Plan	35	1,454,187	—

MWG NEOs Only:

Frederick W. McCluskey	SCE Retirement Plan	25	295,499	—

	Executive Retirement Plan	25	1,140,014	—

Daniel D. McDevitt	SCE Retirement Plan	10	—	—

	Executive Retirement Plan	10	389,088	—

(1)

The years of credited service and present value of accumulated benefits are presented as of December 31, 2013. The present value of accumulated benefits assumes that each NEO retires at the later of December 31, 2013 or age 61, the youngest age at which an unreduced retirement benefit is available from the SCE Retirement Plan and the EIX Executive Retirement Plan and that benefits are paid in accordance with the terms of each plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see Note 8 (Compensation and Benefit Plans) to EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013.

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

NON-QUALIFIED DEFERRED COMPENSATION

The following table presents information regarding the contributions to and earnings on the NEOs’ deferred compensation balances during 2013, and the total deferred amounts for the NEOs at the end of 2013. All deferrals are under the Executive Deferred Compensation Plan (EDCP).

Name(1)	Executive	Registrant	Aggregate	Aggregate	Aggregate

	Contributions	Contributions	Earnings	Withdrawals/	Balance at

	in Last FY(2)	in Last FY(2)	in Last FY(3)	Distributions	Last FYE

	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
Pedro J. Pizarro	1,206	72	213,482	0	3,656,762
Andrew J. Hertneky	20,718	5,418	153,657	50,507	2,646,696
Maria Rigatti	30,520	3,012	20,895	—	375,229
Douglas R. McFarlan	—	—	25,460	—	436,098
John C. Kennedy	745	45	2,248	36,127	38,523
MWG NEOs Only:
Fred W. McCluskey	—	—	45,806	—	784,606
Daniel D. McDevitt	59,939	3,596	33,443	—	604,970

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

(2)

The amounts reported as registrant contributions in 2013 also are included as compensation in the appropriate columns of the “Summary Compensation Table” above, or represent deferrals of dividend equivalents whose value was reportable as part of the grant date fair value of the options with which they are associated.

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

Contributions

In 2013, each NEO was permitted to elect to defer: up to 75% of base salary; up to 100% of any annual incentive award earned; up to 100% of any special retention, recognition, or other special cash award; and up to 100% of dividend equivalents associated with stock options granted prior to 2007, the cash portion of performance share payouts and certain other qualifying equity awards (other than stock options).

In 2013, a matching contribution was made of up to 3% of each NEO’s 2012 annual incentive award, 6% of the portion of each NEO’s base salary that is deferred and up to 6% of the portion, if any, of non-deferred salary that exceeds 401(k) Plan Internal Revenue Code limits. NEOs vest in their matching contributions and earnings thereon after five years of service, upon death or disability, or a separation from service where the NEO becomes entitled to severance benefits under the Severance Plan.

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

Payment of 2008 Plan Benefits

Benefits under the 2008 plan document may be deferred until a specified date no later than the date the participant turns age 75, retirement, death, disability or other separation from service. Participants have sub-accounts for each annual deferral for which the following forms of payment may be elected: single lump-sum; two to fifteen annual installments; monthly installments for 60, 120 or 180 months.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF EIX

The following plans provide benefits that may become payable to NEOs, depending on the circumstances surrounding their termination of employment. When listing the potential payments to the NEOs under the plans described below, it is assumed that the applicable triggering event (retirement or other termination of employment) occurred on December 31, 2013 and that the price per share of EIX Common Stock is equal to the closing price as of the last NYSE trading day in 2013.

2008 Executive Severance Plan

EIX provides severance benefits and change-in-control benefits to the NEOs (except for Mr. Pizarro, Mr. McDevitt, and Ms. Rigatti) under the 2008 Executive Severance Plan (the Severance Plan). In addition, severance benefits are provided through other plans or agreements included in the following description of severance benefits. To receive any severance benefits, an NEO must agree to release EIX and its affiliates from all claims arising out of the officer’s employment relationship and agree to certain confidentiality and non-solicitation restrictions in favor of EIX.

Severance Benefits – No Change in Control of EIX

Under the Severance Plan, an eligible executive is generally entitled to severance benefits if his or her employment is involuntarily terminated without “cause” and other than due to the executive’s “disability” (as these terms are defined in the Severance Plan).

Severance Plan benefits payable as of December 31, 2013 upon an involuntary termination without cause include:

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

•

Eligibility for early retiree health care coverage if the NEO would have been eligible for early retiree health care coverage under the terms of an applicable non-executive severance plan, and if not, then an additional 12 to 19 months of health benefits (no additional health benefit are provided if the NEO is eligible for retiree health care under the terms applicable to non-executive non-severed employees);

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

Severance Benefits – Change in Control of EIX

The severance benefits described above would be enhanced for each NEO who is a senior vice president or higher, if the NEO’s employment is terminated for a qualifying reason during a period that started six months before and ended two years after a change in control of EIX. Qualifying reasons are defined to include an involuntary termination of the NEO’s employment for any reason other than cause or disability, or the NEO’s voluntary termination of employment for a “good reason” (as this term is defined in the Severance Plan). Except as noted below, these benefits are not triggered automatically by a change in control absent an actual or constructive termination of the NEO’s employment without cause.

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

•	The maximum extension of health benefits permitted under COBRA (unless eligible for retiree health care);

•	An extension of three years (for the President) or two years (for senior vice presidents) of eligibility under the EIX 2008 Executive Survivor Benefit Plan;

•	Three years (for the President) or two times (for senior vice presidents) of service and age credits under the EIX Executive Retirement Plan; and

•	Reimbursement of up to $50,000 (for the President) or $30,000 (for senior vice presidents) for outplacement costs.

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

Summary of Potential Payments upon Termination or Change in Control of EIX

The following table presents the estimated payments and benefits that would have been payable to the NEOs as of December 31, 2013 in the event of:

•	Involuntary termination of employment without cause (severance);

•	Separation due to a change in control of EIX (including enhanced severance for senior vice presidents and above); and

•	Separation due to death.

The value shown does not include benefits that would have been payable to the NEO if the triggering event had not occurred.

Name	Severance	Enhanced	Death(2)
	($)	Change in	($)
		Control
		Severance(1)
		($)
Pedro J. Pizarro
Lump sum cash	1,140,000	2,755,000
Health care coverage	16,391	24,586
Retirement plan benefits(4)	95,864	191,728
Equity acceleration	545,445	1,204,415
Reimbursables expenses(5)	30,000	60,000
Survivor benefits(6)	—	—	3,031,339
Andrew J. Hertneky
Lump sum cash	863,250	1,467,525
Health care coverage(3)	—	—
Retirement plan benefits(4)	91,117	182,106
Equity acceleration	209,690	486,515
Reimbursables expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	948,603
Maria Rigatti
Lump sum cash	640,920	1,113,980
Health care coverage(3)	10,365	15,547
Retirement plan benefits(4)	64,041	121,399
Equity acceleration	187,207	391,636
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	825,488
Douglas R. McFarlan
Lump sum cash	630,420	1,095,730
Health care coverage(3)	—	—
Retirement plan benefits(4)	105,603	202,454
Equity acceleration	178,924	416,101
Reimbursables expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	900,224

John C. Kennedy
Lump sum cash	616,140	1,070,910
Health care coverage	—	—
Retirement plan benefits(4)	38,071	76,142
Equity acceleration(7)	162,858	344,128
Reimbursables expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	786,133
Fred W. McCluskey
Lump sum cash	581,800	581,800
Health care coverage	177,329	177,329
Retirement plan benefits(4)	73,441	146,883
Equity acceleration	136,284	312,752
Reimbursable expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	783,926

Daniel D. McDevitt
Lump sum cash	636,090	1,105,585
Health care coverage(3)	18,168	27,253
Retirement plan benefits(4)	58,738	117,477
Equity acceleration	131,334	290,315
Reimbursables expenses(5)	30,000	40,000
Survivor benefits(6)	—	—	775,253

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

(6)             Includes the value of NEO benefits under the EIX 2008 Executive Survivor Benefit Plan.

DIRECTOR COMPENSATION

The following table presents information regarding the compensation paid during 2013 to EME’s non-employee Directors, who were elected on July 10, 2012. The compensation paid to any Director who is also an employee is presented in the “Summary Compensation Table” and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Total ($)

Frederic F. Brace	$601,993.45	$601,993.45
Hugh E. Sawyer	$532,666.71	$532,666.71

Annual Retainer and Meeting Fees

Compensation for non-employee directors during 2013 consisted of an annual retainer, paid in monthly installments. In January 2013, the compensation arrangements were modified to include fees for attending meetings and a per diem fee for each day on which other service is rendered. The following table sets forth the current retainers and meeting fees:

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN SHAREHOLDERS

EIX is EME’s ultimate parent and indirectly owns 100% of the stock of EME and 100% of the membership interests of Midwest Generation. Information regarding the security ownership of certain beneficial owners of EIX’s voting securities is contained in the EIX Notice of 2014 Annual Meeting and Joint Proxy Statement dated March 14, 2014.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the number of shares of EIX Common Stock beneficially owned as of March 14, 2014, except as otherwise indicated, by each of our directors, each individual named in the EIX and SCE Summary Compensation Tables, and our directors and executive officers as a group. None of the persons included in the table beneficially owns any other equity securities of EIX or its subsidiaries. The table includes shares that the individual has a right to acquire through March 14, 2014.

Name of Beneficial Owner	Stock Options	Common Stock Shares	Total Shares Beneficially Owned(1)

Frederic F. Brace	__—	—	—

Hugh E. Sawyer	—	—	—

Pedro J. Pizarro	166,492	3,630	170,122

Andrew J. Hertneky	23,281	5,340	28,621

Maria Rigatti	17,770	11,515	29,285

Douglas McFarlan	—	180	180

John C. Kennedy	4,823	154	4,977

Fred W. McCluskey	—	—	—

Daniel D. McDevitt	25,315	1,302	26,617

Jenene J. Wilson	83,154	10,841	93,995

EME Directors and Executive Officers as a Group (10 individuals)	320,835	32,962	353,797

Midwest Generation Directors and Executive Officers as a Group (5 individuals)	47,908	13,151	61,059

(1) Includes shares listed in the two columns to the left. All EME Directors and Executive Officers as a group own less than 1% of the outstanding shares of EIX Common Stock.

CHANGES IN CONTROL

In February 2014, EME entered into a Settlement Agreement with EIX and certain of its unsecured creditors holding a majority of its outstanding senior unsecured notes (the Settlement Agreement).  Under the Settlement Agreement, EME filed a Third Amended Plan of Reorganization (the Plan) under which, on the effective date of the Plan (the Effective Date), EME will emerge from bankruptcy free of liabilities but will remain an indirect wholly-owned subsidiary of EIX.  See “Item 8. Combined Notes to Consolidated Financial Statements--Note 16. Restructuring Activities” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013 for information about the Settlement Agreement and the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Since January 1 2013, no director or executive officer of EME or Midwest Generation has had a direct or indirect interest in any transactions or potential transactions with EME, Midwest Generation, or any subsidiary of either of them. Related party transactions with directors and executive officers are generally reviewed by EME’s board of directors, although EME and Midwest Generation have not historically had formal policies and procedures regarding the review and approval of related party transactions. See “Item 8. Combined Notes to Consolidated Financial Statements—Note 15. Related Party Transactions” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013 for information about transactions involving EME and Midwest Generation’s parent companies and “Item 8. Combined Notes to Consolidated Financial Statements—Note 16. Restructuring Activities” in EME’s and Midwest Generation’s Annual Report on Form 10-K for the period ending December 31, 2013 for information about the Settlement Agreement and the Plan.

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

x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
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

		x	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
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

		x	x

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
10.17

Settlement Agreement dated as of February 18, 2014, by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, incorporated by reference to Exhibit 10.1 to Edison Mission Energy’s Form 8-K filed on February 19, 2014.

		x	x
10.18	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to Item 601(b)(10)(iii)(c)(6) of Regulation S-K.	x	x

21.1**	Subsidiaries of Edison Mission Energy	x
21.2**	Subsidiaries of Midwest Generation, LLC		x
31.1*	Certification of the Edison Mission Energy President pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.2*	Certification of the Edison Mission Energy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.3*	Certification of the Midwest Generation, LLC President pursuant to Section 302 of the Sarbanes-Oxley Act.		x
31.4*	Certification of the Midwest Generation, LLC Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.		x
32.1*	Statement Pursuant to 18 U.S.C. Section 1350 for Edison Mission Energy.	x
32.2*	Statement Pursuant to 18 U.S.C. Section 1350 for Midwest Generation, LLC.		x
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

**          Filed on March 12, 2014.

†                 Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)

By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer

Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pedro J. Pizarro
Pedro J. Pizarro	Director and President (Principal Executive Officer)	March 21, 2014

/s/ Maria Rigatti
Maria Rigatti	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2014

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 21, 2014

/s/ Frederic F. Brace
Frederic F. Brace	Director	March 21, 2014

/s/ Hugh E. Sawyer
Hugh E. Sawyer	Director	March 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)

By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President
Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	March 21, 2014

/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	March 21, 2014

/s/ Aaron D. Moss
Aaron D. Moss	Vice President and Controller (Principal Accounting Officer)	March 21, 2014

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Manager and Vice President	March 21, 2014